Form 10-Q
period 1999-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 1999-08-16
CIK 1082735

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO ___________________.

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                   54-1873112
               --------                                   ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

                      10700 PARKRIDGE BOULEVARD, SUITE 450
                             RESTON, VIRGINIA 20191
                             ----------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                  703-391-1300
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes       No   X


             At August 13, 1999, there were 3,007,434 shares of the registrant's Common Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1. Financial Statements

         Condensed Consolidated Statements of Financial Condition
         June 30, 1999 (unaudited) and September 30, 1998 (audited)           3

         Condensed Consolidated Statements of Operations (unaudited)
         Nine months ended June 30, 1999 and June 30, 1998                    4

         Condensed Consolidated Statements of Comprehensive Income (unaudited)
         Nine months ended June 30, 1999 and June 30, 1998                    5

         Condensed Consolidated Statements of Changes in Shareholders'
           Equity (unaudited)
         Nine months ended June 30, 1999 and June 30, 1998                    6

         Condensed Consolidated Statements of Cash Flows (unaudited)
         Nine months ended June 30, 1999 and June 30, 1998                    7

         Notes to Condensed Consolidated Financial Statements                 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          20

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 6.  Exhibits and Reports on Form 8-K                                    22


SIGNATURES                                                                   23
----------



                           GREATER ATLANTIC FINANCIAL CORP.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)



                                                                 June 30,      September 30,
(DOLLARS IN THOUSANDS)                                            1999            1998
                                                             --------------  --------------
                                                             (Unaudited)
           ASSETS
Cash and cash equivalents                                       $  1,358        $     433
Interest bearing deposits                                            787                -
Investment securities:
  Available-for-sale                                              55,337           51,171
  Held-to-maturity                                                34,395                -
  Trading                                                              -              241
Loans held for sale                                               12,706           25,322
Loans receivable, net                                             45,415           25,510
Accrued interest and dividends receivable                          1,215              855
Deferred income taxes                                              1,159              997
Federal Home Loan Bank stock, at cost                                613            1,100
Foreclosed real estate                                               187               90
Premises and equipment, net                                        1,767              758
Prepaid expenses and other assets                                  1,517              865
                                                             -------------   -------------
     Total Assets                                               $156,456        $ 107,342
                                                             =============   =============
     LIABILITIES  AND STOCKHOLDERS' EQUITY

Deposits                                                        $125,918        $  76,311
Advance payments from borrowers
  for taxes and insurance                                            254              248
Accrued expenses and other liabilities                             1,283            1,814
Income taxes payable                                                   -              152
Advances from the Federal Home Loan Bank of
  Atlanta                                                          5,000           22,000
                                                             --------------   --------------
     Total Liabilities                                           132,455          100,525
                                                             --------------   --------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock $.01 par value - 2,500,0 0 shares
   authorized, 0 shares outstanding at June 30, 1999                   -                -

     Common stock, $.01 par value - 10,000,000
       shares authorized; 2,822,434 and 813,473 shares
       outstanding, respectively                                      28                8
   Additional paid-in capital                                     23,499            6,093
     Retained earnings                                             1,080              609
     Accumulated other comprehensive income                         (606)             107
                                                             --------------   --------------
     Total  Stockholders' Equity                                  24,001            6,817
                                                             --------------   --------------
                                                                $156,456        $ 107,342
                                                             ==============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                           GREATER ATLANTIC FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended    Nine Months Ended
                                                  June 30,             June 30,
                                            ------------------------------------------
(DOLLARS IN THOUSANDS)                        1999        1998      1999       1998
                                            ---------  ---------- ---------  ---------
Interest income
  Loans                                     $   949      $   715    $ 2,817    $ 1,903
  Investments                                 1,404          438      3,326        704
                                            ---------  ---------- ---------  ---------
Total interest income                         2,353        1,153      6,143      2,607
                                            ---------  ---------- ---------  ---------
Interest expense
  Deposits                                    1,422          651      3,845      1,335
  Borrowed money                                235          102        604        200
                                             ---------  ---------- ---------  ---------
Total interest expense                        1,657          753      4,449      1,535
                                             ---------  ---------- ---------  ---------
Net interest income                             696          400      1,694      1,072
Provision for loan losses                         1           26         24        122
                                             ---------  ---------- ---------  ---------
Net interest income after provision for
  loan losses                                   695          374      1,670        950
                                             ---------  ---------- ---------  ---------
Noninterest income
  Fees and service charges                      193          142        489        403
  Gain on sale of loans                         666        1,491      5,062      4,101
                                             ---------  ---------- ---------  ---------
Total noninterest income                        859        1,633      5,551      4,504
                                             ---------  ---------- ---------  ---------
Noninterest expense
  Compensation and employee benefits            631          960      3,568      2,616
  Occupancy                                     211          131        661        324
  Professional services                          93           54        198        123
  Advertising                                   199          198        446        397
  Deposit insurance premium                      17           22         47         77
  Furniture, fixtures and equipment              98           52        309        141
  Data processing                                53           31        115        108
  Provision for (recovery of) loss on real
  estate owned                                    -            -         (6)         5
  Other real estate owned expenses               (2)           8          9         21
  Other operating expenses                      350          325      1,289        862
                                              ------     -------   --------   --------
Total noninterest expense                     1,650        1,781      6,636      4,674
                                              ------     -------   --------   --------

Income (loss) before income tax provsion        (96)         226        585        780
                                              ------     -------   --------   --------

Income tax (benefit) provision                 (144)          84        114        296
                                              ------     -------   --------   --------

Net income (loss)                            $   48     $    142    $   471    $   484
                                             ------     --------   --------   --------

Basic and diluted earnings  per share          $.06         $.18       $.57       $.62
                                             =======    ========   ========   ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                           GREATER ATLANTIC FINANCIAL CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                               Three Months Ended    Nine Months Ended
                                                    June 30,              June 30,
                                              -------------------------------------------
(IN THOUSANDS)                                   1999       1998       1999       1998
                                              ----------- --------- ---------- ----------
Net income                                       $  48      $ 142     $  471      $ 484
                                              ----------- --------- ---------- ----------

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities           (284)        28       (606)        44
                                              ----------- --------- ---------- ----------

Other comprehensive (loss) income                 (284)        28       (606)        44
                                              ----------- --------- ---------- ----------

Comprehensive (loss) income                      $(236)     $ 170     $ (135)     $ 528
                                              =========== ========= ========== ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                           GREATER ATLANTIC FINANCIAL CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                              Accumulated
                                                     Additional                  other          Total
                             Preferred     Common     Paid-in-   Retained    Comprehensive   Stockholders'
(DOLLARS IN THOUSANDS)         Stock       Stock      Capital    Earnings       Income          Equity
                             ----------   --------   ----------  ---------   -------------   ------------
Balance at
September 30, 1998             $-            $8       $6,093       $609            $107         $6,817

Issuance of  8,961
common shares                   -             -           75          -               -             75
Issuance of common
stock at $9.50 per
share,
net of related
expenses
of $1.7 million                 -            20       17,331          -               -         17,351
Net income
for the period                  -             -            -        471               -            471

Other comprehensive
income, net of tax of
$285,000                        -             -            -          -            (713)          (713)
                            ----------   --------   ----------  ---------   -------------   ------------
Balance at
June 30, 1999                  $-           $28      $23,499     $1,080           $(606)       $24,001
                            ==========   ========   ==========  =========   =============   ============

Balance at
September 30, 1997         $1,873            $3       $3,902    $(4,214)              -         $1,564
Sale of Stock by
Former Investors           (1,873)           (3)      (3,902)     4,214               -         (1,564)
Issuance of  813,423
Common Shares                   -             8        6,093          -               -          6,101

Net income for the
period                          -             -            -        484               -            484
Other comprehensive
income net of tax of
$27,000                         -             -            -          -              44             44
                            ----------   --------   ----------  ---------   -------------   ------------
Balance at
June 30, 1998                 $ -             $8      $6,093       $484             $44         $6,629
                            ==========   ========   ==========  =========   =============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                           GREATER ATLANTIC FINANCIAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                        Nine Months Ended
                                                            June 30,
                                                     -----------------------
(DOLLARS IN THOUSANDS)                                  1999        1998
                                                     -----------------------
Cash flows from operating activities:
Net income                                               $471        $484
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses                                  24         122
Provision for losses on foreclosed assets                  (6)          -
Depreciation and amortization                             239          90
Deferred income taxes                                    (162)          -
Proceeds from sale of trading securities                  243           -
Unrealized loss (gain) on trading securities               (6)          -
Realized gain on sale of investments                       (2)          -
Amortization of excess of purchase price
  over net assets acquired                                  -          14
Amortization of security premiums                         336         130
Amortization of deferred fees                             (57)        (47)
Discount accretion net of premium amortization             10         (61)
Loss on disposal of fixed assets                            -           2
Loss on sale of foreclosed real estate                      4           1
Gain on sale of loans held for sale                    (5,062)     (4,101)
Disbursements for origination of loans               (270,271)   (188,043)
Proceeds from sales of loans                          287,949     181,337
Accrued interest and dividend receivable                 (360)       (325)
Prepaid expenses and other assets                        (653)        299
Deferred loan fees collected, net of
  deferred costs incurred                                 (44)         66
Accrued expenses and other liabilities                   (531)      1,736
Income taxes payable                                      305        (304)
                                                   ------------ -----------

Net cash provided (used in) by operating activities   $12,427     $(8,600)
                                                   ------------ -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                             GREATER ATLANTIC FINANCIAL CORP.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)


                                                       Nine Months Ended
                                                           June 30,
                                                    -------------------------
(IN THOUSANDS)                                         1999         1998
                                                    ------------- -----------
Cash flow from investing activities:
     Net (decrease) increase in loans                  $(20,031)    $  (680)
     Purchases of premises and equipment                 (1,249)       (444)
     Proceeds from sales of foreclosed real estate           99           -
     Purchases of investment securities                 (63,614)    (36,274)
     Proceeds from sale of investment securities          4,810       1,000
     Proceeds from repayments of investment securities   18,742       2,360
     Purchases of FHLB stock                             (4,708)       (245)
     Proceeds from sale of FHLB stock                     5,196          10
     Acquisition, net of cash acquired                        -      (2,368)
                                                    ------------- -----------

Net cash used in investing activities                   (60,755)    (36,641)
                                                    ------------- -----------

Cash flow from financing activities:
     Net increase(decrease) in deposits                  49,607      37,125
     Issuance of common shares                               16       5,850
     Capital Contributions                               17,410         100
     Net advances (repayments) from FHLB                (17,000)      2,530
     Increase (decrease) in advance payments by
          borrowers for taxes and insurance                   7         166
                                                    ------------- -----------

Net cash provided by financing activities                50,040      45,771
                                                    ------------- -----------

Increase in cash and cash equivalents                     1,712         530
                                                    ------------- -----------

Cash and cash equivalents, at beginning of period           433         240
                                                    ------------- -----------

Cash and cash equivalents, at end of period              $2,145       $ 770
                                                    ============= ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        GREATER ATLANTIC FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INFORMATION AS OF JUNE 30, 1999 AND FOR THE NINE MONTHS THEN ENDED IS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

   The accompany unaudited consolidated financial statements, which included the accounts of Greater Atlantic Financial Corp. ("the Company") and its wholly owned subsidiary, Greater Atlantic Bank ("the Bank"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made (consisting of normal recurring adjustments). The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

   The Company prepares a quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118. No impaired loans were identified by the Company at or during the nine months ended June 30, 1999 or the year ended September 30, 1998.


        An analysis of the change in the allowance for loan losses was as follows:

                                   June 30,            September 30,
                               --------------------      ------------
(IN THOUSANDS)                   1999        1998             1998
                              --------     -------      ------------
Balance, beginning               $578        $776             $776
Provision for loan losses          24         122              159
Charge-offs                       (12)       (208)            (362)
Recoveries                         10           -                5
                              --------     -------      ------------
Balance, ending                  $600        $690             $578
                              ========     =======      ============

(3) REGULATORY MATTERS

   The Bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS, with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The Bank did not pay any dividends during the periods ended June 30, 1999, September 30, 1998.

   Effective December 19, 1992, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The "Prompt Corrective Action" section of FDICIA created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At June 30, 1999 and September 30, 1998, the Bank was classified as a well capitalized financial institution.




                             GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF JUNE 30, 1999 AND FOR THE NINE MONTHS THEN ENDED IS (UNAUDITED) - (CONTINUED)

           The following presents the Bank's capital position at June 30, 1999:


                           Required Required  Actual   Actual
(DOLLARS IN THOUSANDS)     Balance  Percent  Balance   Percent  Surplus
                           -------- -------- --------  ------- ---------
Leverage                    $7,877    5.00%  $19,965   12.67%   $12,088
Tier 1 Risk-based           $3,222    6.00%  $19,965   32.18%   $16,243
Total Risk-based            $6,204   10.00%  $20,565   33.15%   $14,361
                           ======== ======== ========  ======= =========


(4) NEW FINANCIAL ACCOUNTING STANDARDS

   In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company will be required to adopt SFAS 131 by September 30, 1999.

   In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The company will be required to adopt SFAS 133 by October 1, 2000. Presently, the company does not use derivative instruments either in hedging activities or as investments. Accordingly, the company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.

   In October 1998, FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary obligations of a mortgage banking enterprise. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The company will be required to adopt SFAS 134 during the quarter ended December 31, 1999. Presently, the company's mortgage company does not securitize mortgage loans held for sale. Accordingly, the company believes that adoption of SFAS 134 will have no material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented elsewhere in this report.

   This report contains forward-looking statements, which are not historical facts and pertain to future operating results of Greater Atlantic Financial Corp. These forward-looking statements are within the meaning of the Private Securities Litigation Act of 1995. These forward looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

   We are a savings and loan holding company which was originally organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank, a federally-chartered savings bank, and its wholly-owned subsidiary, Greater Atlantic Mortgage Corporation. We offer traditional banking services to customers through four Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage Corporation.

   The bank was organized in 1886 and previously operated as a Maryland-chartered thrift institution under the name Greater Baltimore Savings and Loan Association. On March 21, 1989, the bank converted to a federal savings bank and changed its name to Greater Atlantic Savings Bank, F.S.B.

GENERAL

   At June 30, 1999 the company's total assets were $156.5 million, compared to $107.3 million held at September 30, 1998, representing an increase of 45.75%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Stockholders' equity increased by $17.0 million during the three months ended June 30, 1999. The increase reflects the issuance of 2,000,000 shares of common stock at $9.50 per share, net of related expense of $1.7 million and $48,000 of net income recognized during the quarter and was offset in part by an increase of $391,000 in unrealized losses on securities classified as available for sale.

   Effective April 12, 1999, the Company's Board of Directors authorized and the stockholders approved a two for three reverse stock split for stockholders of record on April 8, 1999. All references in the consolidated financial statements to the number of authorized shares, the weighted average number of shares, and the calculation of basic and diluted earnings per share have been adjusted to reflect the split.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998

   NET INCOME. Net income for the three months ended June 30, 1999, amounted to $48,000 or $0.06 per share compared to net income of $142,000 or $0.18 per share for the three months ended June 30, 1998. The $94,000 decrease in net income over the comparable period one year ago was primarily due to a decrease in income from mortgage-banking activities.

   NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing sources of funds such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and interest-bearing liabilities in combination with the yields earned and rates paid upon them. The correlation between the repricing of interest rates on assets and on liabilities also influences net interest income.


   The following table presents a comparison of the components of interest income and expense and net interest income.


                           THREE MONTHS ENDED
                               JUNE 30,                    DIFFERENCE
                         --------------------       ------------------------
(DOLLARS IN THOUSANDS)      1999        1998         AMOUNT            %
                         --------     -------       --------      ----------
Interest income:
  Loans                      $949        $715           $234         32.73%
  Investments               1,404         438            966        220.55
     Total                  2,353       1,153          1,200        104.08
                         --------     -------       --------      ----------

Interest expense:
  Deposits                  1,422        $651            771        118.43
  Borrowings                  235         102            133        130.39
     Total                  1,657         753            904        120.05
                         --------     -------       --------      ----------
Net interest income          $696        $400           $296         74.00%
                         ========     =======       ========      ==========


   Our growth in net interest income for the three months ended June 30, 1999 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Although average interest-earning assets increased $71.1 million or 112.79% over the comparable period one-year ago, a decline in the net interest margin (net interest income divided by average interest-earning assets) of 46 basis points limited the increase in net interest income. The decline in net interest margin resulted from a significant increase in investments at a yield lower than could have been obtained if the funds had been invested in loans.

   Interest income for the three months ended June 30, 1999 increased $1.2 million from the three months ended June 30, 1998 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities resulting in large measure from the planned leveraging of our capital. The increase in interest income from the loan portfolio for the three months ended June 30, 1999 compared to interest income earned for the 1998 period resulted from an increase of $14.4. million in the average balance of loans outstanding. That increase was coupled with an increase in interest income from the investment and mortgage-backed securities portfolios, due to an increase of $56.7 million in the average outstanding balance, offset in part by a 67 basis point decrease in the average yield earned on the portfolio.

   The increase in interest expense on deposits and borrowed funds for the three months ended June 30, 1999 compared to the 1998 period was principally the result of a significant increase in total deposits and borrowed funds and was offset in part by a decrease of 20 basis points in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit of $46.1 million, or 107.92%, from $42.8 million for the three months ended June 30, 1998 to $88.9 million for the three months ended June 30, 1999, with the average rate paid decreasing from 5.53% for the three months ended June 30, 1998 to 5.28% for the three months ended June 30, 1999. The average rate we paid for deposits decreased from 5.31% for the three months ended June 30, 1998 to 5.15% for the three months ended June 30, 1999. That decrease in rate was offset in part by an increase of $61.3 million in the average outstanding balance of deposits.

   PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process which segments the loan portfolio into groups based on various risk factors including the types of loans and asset classifications. Each segment is then assigned a reserve percentage based upon the perceived risk in that segment. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the company will not have to increase its provisions for loan losses in the future as a result of an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations.

   The provision for loan losses decreased from $26,000 during the three months ended June 30, 1998 to $1,000 during the three months ended June 30, 1999. The reduction in the provision is directly related to an improvement in credit quality over that time period coupled with a decline in non-performing loans. Net charge-offs decreased $36,000 during the three months ended June 30, 1998 to $11,000 during the three months ended June 30, 1999 as overall asset quality improved as management took a more aggressive posture in assessing collectability of classified loans.

    The following table presents a comparison of the components of noninterest income.

                              THREE MONTHS ENDED
                                  JUNE 30,            DIFFERENCE
                              ----------------    ------------------
(DOLLARS IN THOUSANDS)         1999      1998     AMOUNT       %
                              ------    ------    -------  ---------
Noninterest income:
   Gain on sale of loans        $666    $1,491     $(825)   (55.33)%
   Service fees on loans         133       130         3      2.31
   Service fees on deposits       53         6        47    783.33
   Other operating income          7         6         1     16.67
                              ------    ------    -------  ---------
      Total noninterest income  $859    $1,633     $(774)   (47.40)%
                              ======    ======    =======  =========

   NONINTEREST INCOME. Noninterest income decreased during the three months ended June 30, 1999, over the comparable period one year ago, primarily as a result of the decrease in gains on sale of loans, as loan sales and margins by Greater Atlantic Mortgage were lower during the period. The significant level of gains during the three months ended June 30, 1998 resulted from the company taking advantage of record loan origination volumes coupled with home loan refinancing and a declining interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

    The following table presents a comparison of the components of noninterest expense.


                                        THREE MONTHS ENDED
                                            JUNE 30,          DIFFERENCE
                                        ---------------    -----------------
(DOLLARS IN THOUSANDS)                   1999     1998     AMOUNT      %
                                        ------   ------    -------  --------
Noninterest expense:
   Compensation and employee benefits    $631     $960      $(329)    (34.27)%
   Occupancy                              211      131         80      61.07
   Professional services                   93       54         39      72.22
   Advertising                            199      198          1        .51
   Deposit insurance premium               17       22         (5)    (22.73)
   Furniture, fixtures and equipment       98       52         46      88.46
   Data processing                         53       31         22      70.97
   Loss from foreclosed real estate        (2)       8        (10)   (125.00)
   Other operating expense                350      325         25       7.69
                                       -------  ------    --------   ---------
   Total noninterest expense           $1,650   $1,781      $(131)     (7.36)%
                                       ======   ======    ========   =========

   NONINTEREST EXPENSE. Noninterest expense decreased to $1.7 million in the three months ended June 30, 1999 from $1.8 million for the comparable period one year ago. Compensation and employee benefits decreased from the comparable period one year ago mainly because of a decrease in commissions to loan officers due to a decline in loan production and the related employee benefit cost associated with the decrease in compensation and was offset in part by increased staffing in the branch network and the hiring of additional administrative staff by the Bank. Net occupancy expenses and other operating expenses increased from the 1998 quarter to the 1999 quarter due to the development and expansion of the branch network.

   INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax provision for the three months ended June 30, 1999 amounted to a benefit of $144,000 compared to a provision of $84,000 for the three months ended June 30, 1998.

   The reduction resulted from reduced earnings coupled with the ability of the Bank to lower its deferred tax valuation allowance during the period resulting from the increase in the Bank's capital and its improved earnings outlook. Based upon the profitability of the company in 1998 and 1999, and projected profitability of the Company in 2000 due to the increase in capital, management reassessed the need for a portion of the tax valuation allowance and recognized the portion of the benefit that is more likely to be realized. Going forward management intends to analyze the Company's tax valuation allowance at the end of each quarter.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
                      ENDED JUNE 30, 1999 AND JUNE 30, 1998

   NET INCOME. Net income for the nine months ended June 30, 1999, amounted to $471,000 or $0.57 per share compared to net income of $484,000 or $0.62 per share for the nine months ended June 30, 1998. The $13,000 decrease in net income over the comparable period one year ago was due to an increase in noninterest expense offset in part by an increase in income from mortgage-banking activities. The increased noninterest expense reflects our continuing expansion and growth, including substantially increased compensation, occupancy and promotional expenses.

   NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing sources of funds such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and interest-bearing liabilities in combination with the yields earned and rates paid upon them. The correlation between the repricing of interest rates on assets and on liabilities also influences net interest income.

The following table presents a comparison of the components of interest income and expense and net interest income.


                            NINE MONTHS ENDED
                                 JUNE 30,           DIFFERENCE
                           ------------------  ------------------
(DOLLARS IN THOUSANDS)      1999       1998     AMOUNT       %
                           -------   --------  ---------  -------
Interest income:
   Loans                    $2,817    $1,903        $914    48.03%
   Investments               3,326       704       2,622   372.44
                          --------   -------   ---------  --------
   Total                     6,143     2,607       3,536   135.63
                          --------   -------   ---------  --------
Interest expense:
   Deposits                  3,845     1,335       2,510   188.01
   Borrowings                  604       200         404   202.00
                          --------   -------   ---------  --------
   Total                     4,449     1,535       2,914   189.84
                          --------   -------   ---------  --------
Net interest income         $1,694    $1,072        $622    58.02%
                          ========   =======   =========  ========


Our growth in net interest income for the nine months ended June 30, 1999 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Although average interest-earning assets increased $74.1 million or 166.53% over the comparable period one-year ago, a decline in the net interest margin (net interest income divided by average interest-earning assets) of 131 basis points limited the increase in net interest income. The decline in net interest margin resulted from a significant increase in investments at a yield lower than could have been obtained if the funds had been invested in loans.

   Interest income for the nine months ended June 30, 1999 increased $3.5 million from the nine months ended June 30, 1998 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities resulting in a large measure from the planned leveraging of our capital. The increase in interest income from the loan portfolio for the nine months ended June 30, 1999 compared to interest income earned for the 1998 period resulted from an increase of $16.8 million in the average balance of loans outstanding. That increase was coupled with an increase in interest income from the investment and mortgage-backed securities portfolios, due to an increase of $57.3 million in the average outstanding balance, offset in part by a 30 basis point decrease in the average yield earned on the portfolio.

   The increase in interest expense on deposits and borrowed funds for the nine months ended June 30, 1999 compared to the 1998 period was principally the result of a significant increase in the average outstanding balances in total deposits and borrowed funds, offset in part by a 11 basis point decrease in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit of $52.3 million, or 179.60%, from $29.1 million for the nine months ended June 30, 1998 to $81.4 million for the nine months ended June 30, 1999, offset in part by a 17 basis point decrease in the average rate paid from 5.56% for the nine months ended June 30, 1998 to 5.39% for nine months ended June 30, 1999. The average rate we paid for deposits decreased from 5.28% for the nine months ended June 30, 1998 to 5.26% for the nine months ended June 30, 1999. That decrease in rate was offset by an increase of $63.7 million in the average outstanding balance of deposits.

   COMPARATIVE AVERAGE BALANCES AND INTEREST INCOME ANALYSIS. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and annualized rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.


                                                             For the Nine Months Ended 30,
                                           -----------------------------------------------------------------
                                                        1999                              1998
                                           -------------------------------   -------------------------------
                                                        Interest   Average               Interest    Average
                                              Average    Income/    Yield/     Average    Income/     Yield/
(DOLLARS IN THOUSANDS)                        Balance    Expense      Rate     Balance    Expense       Rate
                                           ----------  ---------   -------   ---------  ---------  ---------
Interest earning assets:
  Real estate loans                           $39,624     $2,483     8.36%     $27,352     $1,819      8.87%
  Consumer loans                                3,217        184     7.63          727         50      9.17
  Commercial business loans                     2,503        150     7.99          497         34      9.12
                                           ----------  ---------   -------   ---------  ---------  ---------
     Total loans                               45,344      2,817     8.28       28,576      1,903      8.88

Investment securities                          42,806      2,011     6.26       10,014        459      6.11
Mortgage-backed securities                     30,473      1,315     5.75        5,916        245      5.52
                                           ----------  ---------   -------   ---------  ---------  ---------
     Total interest-earning assets            118,623      6,143     6.90       44,506      2,607      7.81
                                           ----------  ---------   -------   ---------  ---------  ---------
Non-earning assets                              5,196                            2,896
                                           ----------                        ---------
     Total assets                            $123,819                          $47,402
                                           ==========                        =========
Interest-bearing liabilities:
  Savings accounts                               $893        $24     3.58         $862        $23      3.56
  Now and money market                         15,140        530     4.67        3,761         98      3.47
  Certificates of deposit                      81,397      3,291     5.39       29,112      1,214      5.56
                                           ----------  ---------   -------   ---------  ---------  ---------
     Total deposits                            97,430      3,845     5.26       33,735      1,335      5.28

  FHLB advances                                15,006        539     4.79        3,334        138      5.52
  Other borrowings                              1,586         65     5.46        1,501         62      5.51
                                           ----------  ---------   -------   ---------  ---------  ---------
     Total interest-bearing liabilities       114,022      4,449     5.20       38,570      1,535      5.31
                                                       ---------   -------              ---------  ---------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits           1,404                            2,123
  Other liabilities                             1,412                            1,000
                                           ----------                        ---------
     Total liabilities                        116,838                           41,693
  Stockholders' equity                          6,981                            5,709
                                           ----------                        ---------
     Total liabilities and stockholders'     $123,819                          $47,402
       equity                              ==========                        =========
Net interest income                                       $1,694                           $1,072
                                                        =========                        =========
Interest rate spread                                                 1.70%                             2.50%
                                                                    =======                         =========
Net interest margin                                                  1.90%                             3.21%
                                                                    =======                         =========



   RATE/VOLUME ANALYSIS. The following table presents certain information regarding changes in interest income and interest expense attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities for the periods indicated. The change in interest attributable to both rate and volume has been allocated to the changes in rate and volume on a pro rata basis.


                                         NINE MONTHS ENDED
                                        JUNE 30, 1999 VS. 1998
                                       -------------------------
                                        CHANGE ATTRIBUTABLE TO
                                       -------------------------
(DOLLARS IN THOUSANDS)                  VOLUME  RATE   TOTAL
                                       ------ ------- ------
Real estate loans                       $816   $(152)   $664
Consumer loans                           171     (37)    134
Commercial business loans                138     (22)    116
                                         ---    ----     ---
    Total loans                        1,125    (211)    914
Investments                            1,503      49   1,552
Mortgage-backed securities             1,017      53   1,070
                                       -----      --  ------
   Total interest-earning assets       3,645    (109)  3,536
                                       -----    ----- ------
Savings accounts                          $1      $-      $1
Now and money market accounts            297     135     432
Certificates of deposit                2,180    (103)  2,077
                                       -----    -----  -----
      Total deposits                   2,478      32   2,510
FHLB advances                            483     (82)    401
Other borrowings                           4      (1)      3
                                           -     ---       -
  Total interest-bearing liabilities   2,965     (51)  2,914
                                       -----     ----  -----
Change in net interest income           $680    $(58)   $622
                                       =====    =====   ====

   PROVISION FOR LOAN LOSSES. The provision for loan losses decreased from $122,000 during the nine months ended June 30, 1998 to $24,000 during the nine months ended June 30, 1999. The reduction in the provision is directly related to an improvement in credit quality over that time period coupled with a decline in non-performing loans. Net charge-offs decreased from $208,000 during the nine months ended June 30, 1998 $2,000 during the nine months ended June 30, 1999 as overall asset quality improved as management took a more aggressive posture in assessing collect ability of classified loans.


   The following table presents a comparison of the components of noninterest income.


                             NINE MONTHS ENDED JUNE 30,   DIFFERENCE
                             --------------------------  -----------------
(DOLLARS IN THOUSANDS)           1999         1998       AMOUNT      %
                             -----------  -----------   --------- --------
Noninterest income:
   Gain on sale of loans         $5,062       $4,101      $961      23.43%
   Service fees on loans            394          337        57      16.91
   Service fees on deposits          75           17        58     341.18
   Other operating income            20           49       (29)    (59.18)
                                    ---           --       ---     -------
      Total noninterest income   $5,551       $4,504    $1,047      23.25%
                                 ======       ======    ======      =====

   NONINTEREST INCOME. Noninterest income increased during the nine months ended June 30, 1999, over the comparable period one year ago primarily as a result of the increase in gain on sale of loans coupled with an increase in service fees on loans, both of which related to an increased volume of loan originations and sales as a result of the company's mortgage banking activities. The significant level of gains during the nine months ended June 30, 1999 resulted from the company taking advantage of record loan origination volumes coupled with home loan refinancing and a declining interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.


   During the nine months ended June 30, 1999, the company originated $270.3 million in mortgage loans compared with

$188.0 million originated in the comparable period one year ago. The $106.6 million increase in loan originations was largely attributable to decreases in interest rates and an increase in home mortgage refinancing. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Loan sales for the nine months ended June 30, 1999 amounted to $287.9 million compared to sales of $181.3 million during the comparable period one year ago. Sales of loans resulted in gains of $5.1 million and $4.1 million for the nine months ended June 30, 1999 and 1998, respectively.


   The following table presents a comparison of the components of noninterest expense.

                                       NINE MONTHS ENDED
                                           MARCH 31,          DIFFERENCE
                                      ------------------- -------------------
(DOLLARS IN THOUSANDS)                   1999      1998    AMOUNT       %
                                      ---------- -------- --------- ---------
Noninterest expense:
   Compensation and employee benefits     $3,568   $2,616      $952     36.39%
   Occupancy                                 661      324       337    104.01
   Professional services                     198      123        75     60.98
   Advertising                               446      397        49     12.34
   Deposit insurance premium                  47       77       (30)   (38.96)
   Furniture, fixtures and equipment         309      141       168    119.15
   Data processing                           115      108         7      6.48
   Loss from foreclosed real estate            3       26       (23)   (88.46)
   Other operating expense                 1,289      862       427     49.54
                                           -----      ---       ---     -----
   Total noninterest expense              $6,636   $4,674    $1,962     41.98%
                                          ======   ======    ======     =====

   NONINTEREST EXPENSE. Compensation and employee benefits increased from the comparable period one year ago mainly because of increased staffing in the branch network, the hiring of additional administrative staff and an increase in commissions to loan officers due to increased loan production and the related employee benefit cost associated with the increase in compensation. Net occupancy expenses increased from the 1998 nine month period to the comparable 1999 period due to the development of the branch network, as well as the acquisition of additional administrative space to handle the current and planned growth of the bank and Greater Atlantic Mortgage. The increase in advertising expense from the nine months ended June 30, 1998 to the nine months ended June 30, 1999 reflects the company's increased marketing efforts relating to both deposit and loan products. Other operating expenses increased in the nine months ended June 30, 1999 from the comparable period one year ago primarily due to the costs associated with the branch expansion program and the increase in loan originations and sales related to the company's mortgage-banking activities.

   INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax provision for the nine months ended March 31, 1999 amounted to $114,000 compared to a provision of $296,000 for the nine months ended June 30, 1998.

YEAR 2000 COMPLIANCE

   As the year 2000 ("Year 2000") approaches, an important business issue has emerged regarding how existing computer application software programs and operating systems can accommodate change from the 1900s to the year 2000. Many existing application software products are designed to accommodate the date field, the year, with only two digits. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). With respect to the bank, computer systems are used to perform financial calculations, track deposits and loan payments, transfer funds and make direct deposits. Computer software and computer chips also are used to run security systems, communications networks and other essential equipment of the bank. While the bank maintains an internal computer system for many operating functions, the majority of the bank's data processing is out-sourced to a third party vendor. To become Year 2000 compliant, the bank is following guidelines suggested by federal bank regulatory agencies and the Securities and Exchange Commission (the "SEC"). A description of each of the steps and the status of the bank's efforts in completing the steps is as follows:

   In July 1997, the bank formed a Year 2000 Committee (the "Y2K Committee") and in connection therewith has adopted a Year 2000 Policy. The Y2K Committee has prepared a matrix representing an overview of all systems or relationships that could be affected by the Year 2000 Issue and has identified potential problems associated with the Year 2000 Issue. From this, the Y2K Committee has developed and implemented a plan designed to ensure that all software used in connection with the bank's business will manage and manipulate data involving the date transition from 1999 to 2000 and thereafter without functional or data abnormality and without inaccurate results related to such data.

   The bank's ability to be Year 2000 compliant depends in large part upon the cooperation of its vendors and customers. The bank has required its third-party computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned and implemented a program of testing for compliance. In addition, the company has received representations from its primary third-party data processing vendor that it has resolved all Year 2000 problems in its software and is Year 2000 compliant. The bank has identified and instituted all systems that could be affected by the Year 2000 Issue, including a review of all major information technology and non-information technology systems to determine how Year 2000 Issues affect them. In connection with this system-wide review, the company has conducted an assessment of which systems and equipment are most prone to placing the bank at risk if they are not Year 2000 compliant (i.e., "mission-critical" systems). The bank has completed testing of all of its mission critical systems as well as its minor hardware and software systems. The results confirmed that the applications tested were Year 2000 compliant. All Year 2000 issues for the bank, including testing and remediation, were completed by June 30, 1999. The bank is in the process of preparing brochures to distribute to its customers to make them aware of the Year 2000 issue and the bank's preparations.

   The bank's operations also may be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors who provide non-information and technology systems. To a lesser extent, the bank's operations could be affected by the Year 2000 compliance of multi-family or commercial borrowers. The bank has begun the process of requesting information related to the Year 2000 compliance of its significant suppliers and other vendors. As of June 30, 1999, 98% of material third parties have represented to the bank that they are Year 2000 compliant. The bank will terminate its relationship with third parties who have not satisfied us that they are Year 2000 compliant after June 30, 1999. In the event that any of the bank's significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the bank's business or operations could be adversely affected. Accordingly, the bank has prepared a contingency plan, if required, in the event that there are any system interruptions and is preparing a business resumption plan providing for manual maintenance of critical accounts in the event of failure. There can be no assurances, however, that implementation of that plan, if required, will be effective to remedy all potential problems.

   The bank is currently engaged in an upgrade of its technology systems in addition to implementing its Year 2000 policy and has budgeted approximately $126,000 in connection with the costs associated with achieving Year 2000 compliance and related technology systems upgrades. As of June 30, 1999, the bank had expended approximately $45,000 on Year 2000 remediation. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the bank's third-party data processing vendor or its significant suppliers and other vendors is not currently determinable.

    To the extent that the bank's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the bank's business, financial condition, results of operations, cash flows or business prospects. The bank's efforts to become Year 2000 compliant are monitored by its federal banking regulators. Failure to be Year 2000 compliant could subject the bank to formal supervisory or enforcement actions. The bank presently believes that the Year 2000 Issue will not pose significant operating problems for the bank. However, if implementation and testing plans are not completed in a satisfactory and timely manner by third parties on whom the bank depends, or if other unforseen problems arise, then the Year 2000 Issue could potentially have an adverse effect on the operations of the bank.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

       Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since September 30, 1998

                            GREATER ATLANTIC FINANCIAL CORP.


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings


   On July 28, 1999, First Guaranty Mortgage Corporation filed a complaint against us and our subsidiary, Greater Atlantic Bank ("GAB") and its subsidiary, Greater Atlantic Mortgage Corporation ("GAMC") in Circuit Court of Arlington, Virginia. This complaint alleges breach of contract and related claims against these three companies and employees of GAMC who formerly were employed at First Guaranty. First Guaranty alleges that GAMC, GAB and GAFC wrongfully interfered with the business of First Guaranty's Frederick, Maryland office by hiring the employees of that office. First Guaranty is seeking approximately $5,000,000 in compensatory and $10,000,000 in punitive damages.

   We believe that the allegations against GAB, GAFC and GAMC are without merit. We are vigorously defending these claims. Although we can give no assurance, we believe that the ultimate outcome of this matter will not materially adversely affect our financial condition.

Item 2.    Changes in Securities

                 Not Applicable

Item 3.    Defaults Upon Senior Securities

                 Not Applicable

Item 4.    Submission of Matters To A Vote of Security Holders

   (a) The Annual Meeting of Shareholders (the "Annual Meeting") of Greater Atlantic Financial Corp. was held on February 25, 1999, to consider the election of three directors each for a term of three years and the ratification of the appointment of the Company's independent auditors for the year ending September 30, 1999. At the Annual Meeting, incumbent directors William Calomiris, James B. Vito and Carroll E. Amos were reelected. The terms of Directors Paul J. Cinquegrana, Jeffrey M. Gitelman, Bruce Ochsman and Lynnette Dobbins Taylor continued after the Annual Meeting. Mr. Ochsman resigned prior to the public offering of the Company's stock. There was no disagreement as to the Company's policies or practices.

   At the Annual Meeting, 1,189,641 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   PROPOSAL I.

   The election of three directors, each for a term of three years:


                                            Votes                    Votes
                                             For                   Withheld
                                             ---                   --------

William Calomiris                         1,189,641                    _
James B. Vito                             1,189,641                    _
Carroll E. Amos                           1,189,641                    _

   PROPOSAL II.

   To ratify the appointment of the Company's independent auditors for the year ending September 30, 1999.


          Votes                        Votes                    Votes
           For                        Against                 Withheld
           ---                        -------                 --------

        1,189,641                        _                        _

   (b) In accordance with the provisions of Section 242 of the Delaware General Corporation Law, the Board of Directors of the Company duly adopted an amendment to the Certificate of Incorporation to effect a reverse two-for-three stock split declaring the amendment to be advisable and submitting the amendment to the stockholders of the Corporation for their consent.

   Thereafter, between April 8 and April 12, 1999, the stockholders of the Company holding 100% of the outstanding shares of the Company consented to the reverse two-for-three stock split.


Item 5.    Other Information

                 Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

                 Exhibits Required
                 Exhibit 11: Computation of Earnings Per Share
                 Exhibit 27: Financial Data Schedule

                 Reports on Form 8-K
                 No reports on Form 8-K were filed during the three months ended June 30, 1999.

                        GREATER ATLANTIC FINANCIAL CORP.

                                   SIGNATURES

   Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GREATER ATLANTIC FINANCIAL CORP.
                                               (Registrant)


Date: August 13, 1999                    By: /s/ Carroll E. Amos
                                         -----------------------
                                         Carroll E. Amos
                                         President and Chief Executive Officer



Date: August 13, 1999                    By: /s/ David E. Ritter
                                         -----------------------
                                         David E. Ritter
                                         Senior Vice President and Chief
                                          Financial Officer