Form 10KSB
period 1999-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 1999-12-28
CIK 1082735

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

              [ ]   TRANSTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO ___________________.

                         COMMISSION FILE NUMBER: 0-26467

                        GREATER ATLANTIC FINANCIAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                      54-1873112
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

10700 PARKRIDGE BOULEVARD, SUITE 450                       703-391-1300
     RESTON, VIRGINIA 20191                      -------------------------------
---------------------------------------          (Registrant's Telephone Number,
(Address of Principal Executive Offices)         Including Area Code)
               (Zip Code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB [X]

The Registrant had $15.1 million in gross income for the year ended September 30, 1999.

As of December 17, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $13,909,382.

              As of December 17, 1999, there were 3,007,434 shares of the registrant's Common Stock, par value $0.01 per share, outstanding

                                      INDEX
                                                                           Page

PART I    Description of Business

Item 1.   Business ......................................................... 3

          Market Area and Competition ...................................... 3

          Market Risk ...................................................... 3

          Lending Activities ............................................... 4

          Asset Quality .................................................... 7

          Investment Activities ............................................10

          Sources of Funds .................................................13

          Subsidiary Activities ............................................16

          Personnel ........................................................16

          Regulation and Supervision .......................................17

          Federal and State Taxation .......................................23

Item 2.   Properties .......................................................24

Item 3.   Legal Proceedings ................................................25

Item 4.   Submission of Matters to a Vote of Security Holders ..............25

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ..............................................25

Item 6.   Selected Financial Data, Management's Discussion and
          Analysis of Financial Condition and Results of
          Operations .......................................................26

Item 7.   Financial Statements .............................................39

Item 8.   Change In and Disagreements with Accountants on
          Accounting and Financial Disclosure ..............................75

PART III

Item 9.   Directors and Executive Officers of the Registrant ...............75

Item 10.  Executive Compensation ...........................................78

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management .......................................................81

Item 12.  Certain Relationships and Related Transactions ...................82

Item 13.  Exhibits, and Reports on Form 8-K ................................83

SIGNATURES .................................................................84

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS

The registrant, Greater Atlantic Financial Corp. ("GAFC" or the "company"), completed its public offering of 2,000,000 shares of its common stock on June 30, 1999 and issued an additional 185,000 shares in an over-allotment purchase by the underwriter on July 28, 1999. The net initial and over-allotment proceeds totaled $19.0 million of which $14.3 million was invested in our wholly-owned subsidiary, Greater Atlantic Bank (the "bank") and $4.7 was retained by the company.

We are a savings and loan holding company which was organized in June 1997. We conduct substantially all of our business through the bank, a federally-chartered savings bank, and its wholly-owned subsidiary, Greater Atlantic Mortgage Corporation ("Greater Atlantic Mortgage"). We offer traditional banking services to customers from five bank branches located throughout the greater Washington, DC/Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage.

MARKET AREA AND COMPETITION

We operate in a competitive environment, competing for deposits and loans with other thrifts, commercial banks and other financial entities. Numerous mergers and consolidations involving banks in the market in which we operate have occurred resulting in an intensification of competition in the banking industry in our geographical market. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment and international banking services, which we do not offer. In addition, banks with a larger capitalization than us and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 17 of Notes to Consolidated Financial Statements.

The company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the bank's net interest income and capital, while adjusting the company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

LENDING ACTIVITIES

GENERAL. Net loans receivable at September 30, 1999 were $72.8 million, an increase of $47.3 million or 185.49% from the $25.5 million held at September 30, 1998. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. Loans held for sale amounted to $7.4 million at September 30, 1999 compared to $25.3 million at September 30, 1998, a decrease of $17.9 million. During the fiscal year 1999, the origination and purchase of single-family residential loans for the bank's portfolio increased along with the origination of consumer loans and commercial loans resulting in an increase in the aggregate of loans originated and purchased for the bank's portfolio.

The following table sets forth the bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                              FOR THE YEARS ENDED
                                                  SEPTEMBER 30,
                                             ----------------------
                                               1999          1998
                                             ---------    ---------
                                                 (IN THOUSANDS)
Total loans at beginning of period (1) ...   $  53,606    $  32,520
Originations of loans for investment:
   Single-family residential .............      23,429       11,463
   Multi-family residential ..............          --           --
   Commercial real estate ................       3,769          458
   Construction ..........................       2,814        5,352
   Land loans ............................         351        1,705
   Second trust ..........................         784          560
   Commercial business ...................      12,362          480
   Consumer ..............................      10,218           93
                                             ---------    ---------
      Total originations and purchases for
       investment ........................      53,727       20,111
Loans originated for resale by Greater
   Atlantic Mortgage .....................     312,077      252,603
                                             ---------    ---------
Total originations .......................     365,804      272,714
Repayments ...............................     (21,657)     (14,400)
Sale of loans originated for resale by
   Greater Atlantic Mortgage .............    (314,116)    (237,228)
                                             ---------    ---------
Net activity in loans ....................      30,031       21,086
                                             ---------    ---------
Total loans at end of period(1) ..........   $  83,637    $  53,606
                                             =========    =========

-------------------------
(1) Includes loans held for sale of $7.5 million and $25.2 million at September 30, 1999 and 1998, respectively.

LOAN PORTFOLIO. The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                               AT SEPTEMBER 30,
                                                               --------------------------------------------------
                                                                        1999                       1998
                                                               -----------------------    -----------------------
                                                                              % OF          AMOUNT       % OF
                                                                             TOTAL                       TOTAL
                                                                 AMOUNT      LOANS          AMOUNT       LOANS
                                                               -----------------------    ------------ ----------
                                                                             (DOLLARS IN THOUSANDS)
Mortgage loans:
   Single-family(1)                                                $53,218      69.85%        $17,198      60.48%
   Multi-family                                                      1,216       1.60           1,189       4.18
   Construction                                                      4,624       6.07           5,520      19.41
   Commercial real estate                                            5,665       7.44           2,246       7.90
   Land                                                                871       1.14             723       2.54
                                                                   -------     ------         -------     ------
      Total mortgage loans                                          65,594      86.10          26,876      94.51
                                                                   -------     ------         -------     ------
Commercial business and consumer loans:
   Commercial business                                               3,170       4.16             814       2.86
   Consumer:
      Home equity                                                    7,114       9.34             542       1.91
      Automobile                                                       207        .27              99       0.35
      Other                                                            102        .13             105       0.37
                                                                   -------     ------         -------     ------
         Total commercial business and                              10,593      13.90           1,560       5.49
            consumer loans                                         -------     ------         -------     ------
             Total loans                                            76,187     100.00%         28,436     100.00%
                                                                               ======                     ======
Less:
   Allowance for loan losses                                          (590)                      (578)
   Loans in process                                                 (3,049)                    (2,276)
   Unearned premium (discounts)                                        244                        (72)
                                                                   -------                    -------
        Loans receivable, net                                      $72,792                    $25,510
                                                                   =======                    =======

------------------------------
(1) Includes loans secured by second trusts on single-family residential property.

LOAN MATURITY. The following table shows the remaining contractual maturity of the bank's total loans at September 30, 1999. Loans that have adjustable rates are shown as amortizing when the interest rates are next subject to change. The table does not include the effect of future principal prepayments.

                                                                   AT SEPTEMBER 30, 1999
                                              ----------------------------------------------------------------
                                                                    MULTI-        COMMERCIAL
                                                  ONE- TO         FAMILY AND       BUSINESS
                                                   FOUR-          COMMERCIAL          AND           TOTAL
                                               FAMILY (1)(2)      REAL ESTATE      CONSUMER         LOANS
                                              ----------------  ---------------- -------------- --------------
                                                                      (IN THOUSANDS)
Amounts due in:
   One year or less                                   $11,576            $2,255        $ 9,009        $22,840
   After one year:
   More than one year to three years                    6,487             1,108            120          7,715
   More than three years to five years                 11,089               884          1,446         13,419
   More than five years to 10 years                     4,808                27              -          4,835
   More than 10 years to 15 years                       3,139             2,222             18          5,379
   More than 15 years                                  18,950                 -              -         18,950
                                              ---------------   ---------------  -------------  -------------
      Total amount due                                $56,049            $6,496        $10,593        $73,138
                                              ===============   ===============  =============  =============

-----------------
(1) Net of loans in process of $3.1 million.
(2) Includes construction loans and land loans.

The following table sets forth, at September 30, 1999, the dollar amount of loans contractually due after September 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates. At September 30, 1999, the bank did not have any construction, acquisition and development, land or commercial business loans contractually due after September 30, 2000.

                                                     DUE AFTER SEPTEMBER 30, 2000
                                               ------------------------------------------
                                                  FIXED         ADJUSTABLE       TOTAL
                                               -----------     ------------   -----------
                                                             (IN THOUSANDS)
Real estate loans:
   One- to four-family ........................   $23,447          $21,026       $44,473
   Multi-family and commercial ................     2,891            1,350         4,241
                                               ----------      -----------    ----------
      Total real estate loans .................    26,338           22,376        48,714
Commercial business and consumer loans ........     1,080              504         1,584
                                               ----------      -----------    ----------
      Total loans .............................   $27,418          $22,880       $50,298
                                               ==========      ===========    ==========

ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 1999, the bank's one- to four-family mortgage loans totaled $53.2 million, or 69.85% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 44.48% were fixed-rate loans and 55.52% were ARM loans.

CONSTRUCTION AND DEVELOPMENT LENDING. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing the land for sale. At September 30, 1999, construction and development loans (including land loans) totaled $5.5 million, or 7.21%, of the bank's total loans, of which, land loans totaled $871,000, or 1.14% of total loans. Such loans are secured by a lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate based on the prime rate as reported in THE WALL STREET JOURNAL. The bank's land loans are generally secured by property in its primary market area.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the bank's primary market area. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 1999 was $6.9 million, or 9.04% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 1999, was a $1.0 million participation in a performing $3.2 million loan secured by a nursing home facility in Santa Cruz, California.

COMMERCIAL BUSINESS LENDING. At September 30, 1999, the bank had $3.2 million in commercial business loans which amounted to 4.16% of total loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in THE WALL STREET JOURNAL.

CONSUMER LENDING. Consumer loans at September 30, 1999 amounted to $7.4 million or 9.74% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 1999, these loans totaled $7.1 million or 9.34% of the bank's total loans and 95.84% of consumer loans.

The bank also originates other types of consumer loans primarily consisting of secured and unsecured personal loans and new and used automobile loans. At September 30, 1999, these consumer loans totaled $309,000, or 0.40% of the bank's total loans and 4.16% of consumer loans.

ASSET QUALITY

DELINQUENT LOANS AND CLASSIFIED ASSETS. Reports listing all delinquent accounts are generated and reviewed regularly by management and all loans or lending relationships delinquent 30 days or more and all real estate owned ("REO") are reviewed monthly by the board of directors. The procedures taken by the bank with respect to delinquencies vary depending on the nature of the loan, the length and cause of delinquency and whether the borrower has previously been delinquent.

Federal regulations and the bank's Asset Classification Policy require that the bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The bank has incorporated the internal asset classifications of the Office of Thrift Supervision (the "OTS") as a part of its credit monitoring system. The bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

The bank's management reviews and classifies the bank's assets on a regular basis and the board of directors reviews the management's reports on a quarterly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 1999, the bank had $281,000 of loans designated as Substandard which consisted of one commercial real estate loan. At that same date the bank had $192,000 of assets classified as Doubtful, one commercial real estate loan for $169,000 and twelve second trust loans totaling $23,000. At September 30, 1999, the bank had no loans classified as Loss. At September 30, 1999, the bank also had a total of one loan, totaling $39,000, designated as Special Mention. At September 30, 1999, the largest adversely classified asset was secured by commercial real estate consisting of two loans with an aggregate balance of $450,000. The bank classified one as Doubtful for $169,000 (a second trust) and the second as Substandard for $281,000 (a participation interest in a $696,000 first trust). The property securing the two loans is unoccupied and listed for sale for $1.1 million.

NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and REO. At September 30, 1999, nonaccrual loans consisted of several second trust loans totaling $23,000. It is the policy of the bank to cease accruing interest on mortgage loans 90 days or more past due and to cease accruing interest on consumer loans 60 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off the accrued and unpaid interest. As a result, the bank had no loans 90 days or more past due but still accruing interest or troubled debt restructurings at any of the dates indicated.

                                                      SEPTEMBER 30,
                                               ---------------------------
                                                  1999               1998
                                               ---------          --------
                                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
   Single-family                                    $ 23              $ 37
   Multi-family                                        -               193
                                               ---------          --------
Total non-accrual loans                               23               230
REO                                                  187                90
                                               ---------          --------
Total non-performing assets                         $210              $320
                                               =========          ========
Non-performing loans to total loans
  held for investment                               0.03%             0.81%
                                               =========          ========
Total non-performing assets to total
  assets, at period end                             0.11%             0.30%
                                               =========          ========


During the year ended September 30, 1999, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $1,000. The total amount of interest not recognized to date on such loans was $1,000.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. As of September 30, 1999, the bank's allowance for loan losses amounted to $590,000 or 0.77% of total loans. While the allowance for loan losses to total non-performing loans at September 30, 1999 is 2,565.22%, the allowance as a percentage of total loans decreased 1.26%, from 2.03% at September 30, 1998 to 0.77% at September 30, 1999. The decrease resulted from a $47.8 million increase in total loans, from $28.4 million at September 30, 1998 to $76.2 million at September 30, 1999. Based on management's estimates, the allowance is considered adequate to cover estimated losses in loans receivable.

The following table sets forth activity in the bank's allowance for loan losses.

                                                            AT OR FOR THE YEARS ENDED
                                                                   SEPTEMBER 30,
                                                          ------------------------------
                                                              (DOLLARS IN THOUSANDS)
                                                              1999              1998
                                                          -------------     ------------
Balance at beginning of period ........................           $578              $776
Provisions ............................................             26               159
                                                          ------------      ------------
Total charge-offs .....................................             24               362
Total recoveries ......................................             10                 5
                                                          ------------      ------------
Net charge-offs .......................................            (14)             (357)
                                                          ------------      ------------
Balance at end of period ..............................           $590              $578
                                                          ============      ============
Ratio of net charge-offs during the period
   to average loans outstanding during the period .....           0.03%             1.18%
                                                          ============      ============
Allowance for loan losses to total non-performing
   loans at end of period .............................       2,565.22%           251.30%
                                                          ============      ============
Allowance for loan losses to total loans ..............           0.77%             2.03%
                                                          ============      ============

The following table sets forth the bank's allowance for loan losses in each of the categories listed and the percentage of such amounts to the total allowance and the percentage of such amounts to total loans.

                                                                                   AT SEPTEMBER 30,
                                                          -----------------------------------------------------------------------
                                                                         1999                                1998
                                                          ------------------------------------ ----------------------------------
                                                                            PERCENT OF                           PERCENT OF
                                                                       -----------------------            -----------------------
                                                                         TOTAL                                TOTAL      TOTAL
                                                            AMOUNT     ALLOWANCE  TOTAL LOANS    AMOUNT     ALLOWANCE    LOANS
                                                          -----------  ---------  -----------  ----------- -----------  ---------
                                                                                (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   Single-family ...................................           $ 74       12.54%       0.10%        $ 47        8.13%     0.17%
   Multi-family ....................................              9        1.53        0.01          129       22.32      0.45
   Construction ....................................             29        4.92        0.04           57        9.86      0.20
   Commercial real estate ..........................            208       35.25        0.27           53        9.17      0.19
   Land ............................................             16        2.71        0.02           21        3.63      0.07
                                                        -----------    --------      ------      -------     -------    ------
      Total mortgage loans .........................            336       56.95        0.44          307       53.11      1.08
                                                        -----------    --------      ------      -------     -------    ------
COMMERCIAL AND CONSUMER:
   Commercial ......................................             79       13.39        0.10           28        4.85      0.10
   Consumer:
      Home equity ..................................             89       15.08        0.12           44        7.61      0.15
      Automobile ...................................              9        1.53        0.01            6        1.04      0.02
      Other ........................................              -           -           -           81       14.01      0.29
                                                        -----------    --------      ------      -------     -------    ------
         Total commercial ..........................            177       30.00        0.23          159       27.51      0.56
            and consumer
                                                        -----------    --------      ------      -------     -------    ------
Unallocated ........................................             77       13.05        0.10          112       19.38      0.39
                                                        -----------    --------      ------      -------     -------    ------
Total ..............................................           $590      100.00%       0.77%        $578      100.00%     2.03%
                                                        ===========    ========      ======      =======     =======    ======

INVESTMENT ACTIVITIES

The investment policy of the bank, as approved by the board of directors, requires management to maintain adequate liquidity and generate a favorable return on investments without incurring undue interest rate and credit risk, to complement the bank's lending activities. The bank primarily utilizes investments in securities for liquidity management, as a source of income and as a method of deploying excess funds not utilized for investment in loans. Securities classified as trading are bought and held principally for sale in the near term, generally within 90 days.

At September 30, 1999, the bank had invested $43.2 million in mortgage-backed securities, or 21.71% of total assets, of which $35.5 million were classified as available-for-sale and $7.7 million were classified as held-to-maturity. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment securities.

                                                                        SEPTEMBER 30,
                                               ------------------------------------------------------------------
                                                         1999                                  1998
                                               ----------------------------      --------------------------------
                                                                 ESTIMATED                              ESTIMATED
                                                AMORTIZED          MARKET          AMORTIZED             MARKET
                                                  COST             VALUE             COST                 VALUE
                                               -----------      -----------      ------------          ----------
                                                                      (IN THOUSANDS)
AVAILABLE-FOR-SALE:
   Equity securities ........................... $11,958           $11,603           $    --           $    --
   Corporate debt securities ...................   2,454             2,488                --                --
   Federal agency securities ...................   3,000             2,947             9,565             9,574
   CMOs ........................................   1,687             1,669                --                --
   U.S. Government securities ..................  21,414            21,313            22,561            22,638
                                                 -------           -------           -------           -------
      Total available-for-sale .................  40,513            40,020            32,126            32,212
                                                 -------           -------           -------           -------
HELD-TO-MATURITY:
   Corporate debt securities ...................   1,047               960                --                --
   U.S. Government securities ..................  23,990            23,467                --                --
                                                 -------           -------           -------           -------
      Total held-to-maturity ...................  25,037            24,427                --                --
                                                 -------           -------           -------           -------
      Total investment securities .............. $65,550           $64,447           $32,126           $32,212
                                                 =======           =======           =======           =======
INVESTMENT SECURITIES WITH:
   Fixed rates ................................. $10,750           $10,547           $ 9,565           $ 9,574
   Adjustable rates ............................  54,800            53,900            22,561            22,638
                                                 -------           -------           -------           -------
      Total .................................... $65,550           $64,447           $32,126           $32,212
                                                 =======           =======           =======           =======
TRADING SECURITIES(1) .......................... $    --           $    --           $   247           $   241
                                                 =======           =======           =======           =======

--------------------

(1)  Consists of corporate debt securities.

The following table sets forth information regarding the amortized cost and estimated market value of the bank's mortgage-backed securities.

                                                                                SEPTEMBER 30,
                                                      ----------------------------------------------------------------------
                                                                   1999                                 1998
                                                      --------------------------------     ---------------------------------
                                                                                               ESTIMATED          ESTIMATED
                                                       AMORTIZED              MARKET           AMORTIZED           MARKET
                                                         COST                 VALUE              COST               VALUE
                                                      ----------            ----------         ----------         ----------
                                                                                 (IN THOUSANDS)
AVAILABLE FOR SALE:
   REMICS ......................................      $       --            $       --         $    2,559         $    2,601
   FHLMC .......................................           6,596                 6,513              1,563              1,561
   FNMA ........................................          26,869                26,489             11,027             11,081
   GNMA ........................................           2,471                 2,436              3,723              3,716
                                                      ----------            ----------         ----------         ----------
      Total ....................................          35,936                35,438         $   18,872         $   18,959
                                                      ==========            ==========         ==========         ==========
HELD-TO-MATURITY:
   FHLMC .......................................      $    3,417            $    3,349                 --                 --
   FNMA ........................................           4,312                 4,229                 --                 --
                                                      ----------            ----------         ----------         ----------
       Total Held-to-maturity ..................           7,729                 7,578                 --                 --
                                                      ----------            ----------         ----------         ----------
       Total ...................................      $   43,665            $   43,016                 --                 --
                                                      ==========            ==========         ==========         ==========
MORTGAGE-BACKED SECURITIES WITH:
   Fixed rates .................................      $   18,305            $   17,818         $    9,566         $    9,678
   Adjustable rates ............................          25,360                25,198              9,306              9,281
                                                      ----------            ----------         ----------         ----------
      Total ....................................      $   43,665            $   43,016         $   18,872         $   18,959
                                                      ==========            ==========         ==========         ==========

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's available-for-sale investment securities and mortgage-backed securities.

                                                                  AT SEPTEMBER 30, 1999
                       -------------------------------------------------------------------------------------------------------------
                                               MORE THAN ONE        MORE THAN FIVE
                         ONE YEAR OR LESS    YEAR TO FIVE YEARS   YEARS TO TEN YEARS    MORE THAN TEN YEARS           TOTAL
                       -------------------------------------------------------------------------------------------------------------
                                  WEIGHTED             WEIGHTED              WEIGHTED               WEIGHTED              WEIGHTED
                       CARRYING    AVERAGE  CARRYING   AVERAGE   CARRYING    AVERAGE    CARRYING    AVERAGE    CARRYING   AVERAGE
                         VALUE      YIELD     VALUE     YIELD      VALUE      YIELD      VALUE       YIELD      VALUE      YIELD
                       ---------- ----------------------------------------- ---------------------- ---------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Investment securities
available-for-sale:

Adjustable-rate
securities:
Equity securities .....$   9,120      5.67%    $    -          -%     $  -           -%   $     -           -%    $9,120       5.67%
U.S. Government agency.        -          -         -          -         -           -     21,313        8.57     21,313       8.57
                       ---------    -------    ------       ----      ----      ------    -------        ----     ------       ----
Total ................     9,120       5.67         -          -         -           -     21,313        8.57     30,433       7.70
                       ---------    -------    ------       ----      ----      ------    -------        ----     ------       ----
Fixed-rate:
Equity securities ....       503       9.38       975       7.70         -           -      1,005        7.98      2,483       8.15
Federal agency .......         -          -       995       6.13       955        6.50        997        8.00      2,947       6.88
Corporate debt .......         -          -     1,472       6.17         -           -      1,016        7.48      2,488       6.70
CMOs .................         -          -         -          -         -           -      1,669        7.50      1,669       7.50
                       ---------    -------    ------       ----      ----      ------    -------        ----     ------       ----
Total ................       503       9.38     3,442       6.59       955        6.50      4,687        7.71      9,587       7.27
                       ---------    -------    ------       ----      ----      ------    -------        ----     ------       ----
Total investment
securities ...........
available-for-sale ...     9,623       5.86     3,442       6.59       955        6.50     26,000        8.41     40,020       7.60
                       ---------    -------    ------       ----      ----      ------    -------        ----     ------       ----

Mortgage-backed
securities
available-for-sale:
  Adjustable-rate
   securities:
         FNMA ........         -          -       381       6.86         -           -     13,058        6.52     13,439       6.52
         FHLMC .......         -          -         -          -         -           -      3,229        6.04      3,229       6.04
         GNMA ........         -          -         -          -       916        6.13        990        6.38      1,906       6.25
                       ---------    -------    ------       ----      ----      ------    -------        ----     ------       ----
Total ................         -          -       381       6.86       916        6.13     17,277        6.42     18,574       6.41
                       ---------    -------    ------       ----      ----      ------    -------        ----     ------       ----
Fixed-rate:
FNMA .................         -          -     1,137       8.00     3,246        6.06      8,667        7.46     13,050       7.16
FHLMC ................         -          -       295       7.50         -           -      2,989        7.24      3,284       7.27
GNMA .................         -          -         -          -         -           -        530        7.00        530       7.00
REMICs ...............         -          -         -          -         -           -          -           -          -          -
                       ---------    -------    ------       ----      ----      ------    -------        ----     ------       ----
Total ................         -          -     1,432       7.90     3,246        6.06     12,186        7.39     16,864       7.18
                       ---------    -------    ------       ----      ----      ------    -------        ----     ------       ----
Total mortgage-backed
securities available-
   for-sale ..........         -          -     1,813       6.86     4,162        6.07     29,463        6.82     35,438       6.78
                       ---------    -------    ------       ----    ------      ------    -------        ----     ------       ----
Total investments .... $   9,623       5.67%   $5,255       6.97%   $5,117        6.15%   $55,463        7.57%   $75,458       7.21%
                       =========    =======    ======       ====    ======      ======    =======        ====    =======       ====

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's held-to-maturity investment securities and mortgage-backed securities.


                                                                AT SEPTEMBER 30, 1999
                     ------------------------------------------------------------------------------------------------------------
                                            MORE THAN ONE        MORE THAN FIVE
                      ONE YEAR OR LESS    YEAR TO FIVE YEARS   YEARS TO TEN YEARS    MORE THAN TEN YEARS          TOTAL
                     ------------------------------------------------------------------------------------------------------------
                               WEIGHTED             WEIGHTED              WEIGHTED               WEIGHTED              WEIGHTED
                     CARRYING   AVERAGE  CARRYING   AVERAGE   CARRYING    AVERAGE    CARRYING    AVERAGE   CARRYING    AVERAGE
                       VALUE     YIELD     VALUE     YIELD      VALUE      YIELD      VALUE       YIELD      VALUE      YIELD
                     --------------------------------------------------- ---------------------- ---------------------------------
                                                               (DOLLARS IN THOUSANDS)
Investment
securities
held-to-maturity:
Adjustable-rate
securities:
Equity securities .  $       -     -%      $     -          -%   $    -           -%  $      -           -%  $      -          -%
  U.S. Government
 agency ...........          -     -         1,099       7.88     2,681        9.10     20,210        7.86     23,990       8.00
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----
Total .............          -     -         1,099       7.88     2,681        9.10     20,210        7.86     23,990       8.00
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----
Fixed-rate:
Corporate debt ....          -     -             -          -     1,047        7.15          -           -      1,047       7.15
CMOs ..............          -     -             -          -         -           -          -           -          -          -
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----
Total .............          -     -             -          -     1,047        7.15          -           -      1,047       7.15
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----
Total investment
securities
held-to-maturity ..          -     -         1,099       7.88     3,728        8.55     20,210        7.86     25,037       7.97
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----

Mortgage-backed
securities
held-to-maturity:

Adjustable-rate
securities:
FNMA ..............          -     -             -          -         -           -      3,319        6.48      3,319       6.48
FHLMC .............          -     -             -          -         -           -      3,417        7.02      3,417       7.02
GNMA ..............          -     -             -          -         -           -          -           -          -          -
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----
Total .............          -     -             -          -         -           -      6,736        6.75      6,736       6.75
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----
Fixed-rate:
FNMA ..............          -     -             -          -         -           -        993        6.50        993       6.50
FHLMC .............          -     -             -          -         -           -          -           -          -          -
GNMA ..............          -     -             -          -         -           -          -           -          -          -
REMICs ............          -     -             -          -         -           -          -           -          -          -
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----
Total .............          -     -             -          -         -           -        993        6.50        993       6.50
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----
Total
mortgage-backed
securities
held-to-maturity ..          -     -             -          -         -           -      7,729        6.72      7,729       6.72
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----
Total
held-to-maturity
investments .......  $       -     -%      $ 1,099       7.88%   $3,728        8.55%  $ 27,939        7.55%  $ 32,766       7.67%
                     ---------  ----       -------    -------    ------     -------   --------      ------   --------      -----

SOURCES OF FUNDS

GENERAL. Deposits, loan repayments and prepayments, cash flows generated from operations, Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements are the primary sources of the bank's funds for use in lending, investing and for other general purposes.

DEPOSITS. Because the bank has aggressively marketed its deposit products, expanded its branch network and used brokered deposits to fund its mortgage-banking activities, total deposits increased to $129.0 million at September 30, 1999 from $76.3 million at September 30, 1998, an increase of 69.05%. Certificates of deposit increased $39.5 million, $12.0 million of which were from brokered deposits. The bank offers a variety of deposit accounts with a range of interest rates and terms. The bank's deposits consist of checking, money market, savings, NOW, certificate accounts and Individual Retirement Accounts. Of the funds deposited in the bank, 73.55% are in certificate of deposit accounts at September 30, 1999. At September 30, 1999, transaction-based accounts (savings, NOW, money market and noninterest bearing deposits) represented 26.45% of total deposits.

At September 30, 1999, $77.5 million, or 81.69% of the bank's certificate of deposit accounts were to mature within one year.

The following table sets forth the distribution and the rates paid on each category of the bank's deposits.

                                                                            AT SEPTEMBER 30,
                                                  -------------------------------------------------------------
                                                             1999                               1998
                                                  --------------------------       -----------------------------
                                                           PERCENT OF                        PERCENT OF
                                                             TOTAL      RATE                   TOTAL       RATE
                                                  BALANCE  DEPOSITS     PAID       BALANCE    DEPOSITS     PAID
                                                  -------  ----------   ----       -------   ---------     ----
                                                                     (DOLLARS IN THOUSANDS)
                Savings accounts .............   $  1,375      1.07%      3.25%   $    703      0.92%      3.00%
                Now and money market accounts.     27,157     21.05       4.98       6,761      8.86       4.53
                Certificates of deposit ......     94,879     73.55       5.25      55,422     72.63       5.58
                Noninterest-bearing deposits:
                    Demand deposits ..........      5,596      4.33         --       13,42     17.59         --
                                                 --------   -------    -------    --------   -------    -------
                        Total deposits .......   $129,007    100.00%      4.95%   $  76,31    100.00%      4.48%
                                                 ========   =======    =======    ========   =======    =======

The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.

                                                        AT SEPTEMBER 30, 1999
                                                    ---------------------------
                                                       AMOUNT          RATE
                                                    ------------    -----------
                BALANCES MATURING:                    (DOLLARS IN THOUSANDS)
                Three months or less ..............  $   15,947            5.40%
                Three months to one year ..........      61,561            5.19
                One year to three years ...........      16,370            5.34
                Over three years ..................       1,001            5.41
                                                     ----------     -----------
                  Total ...........................  $   94,879            5.25%
                                                     ==========     ===========

At September 30, 1999, the bank had $28.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                  WEIGHED
                                                                  AVERAGE
            MATURITY PERIOD                      AMOUNT            RATE
----------------------------------------------  --------         ---------
                                                   (DOLLARS IN THOUSANDS)
Three months or less .....................      $  2,921               5.37%
Over 3 through 6 months ..................        16,037               5.12
Over 6 through 12 months .................         6,203               5.15
Over 12 months ...........................         2,858               5.37
                                                --------         ----------
      Total ..............................      $ 28,019               5.28%
                                                ========         ==========

BORROWINGS. FHLB advances amounted to $37.7 million at September 30, 1999 an increase from the $22.0 million at September 30, 1998. At September 30, 1999, borrowings consisted of $37.7 million of FHLB advances and $5.7 million in other borrowings (reverse repurchase agreements). At September 30, 1998, borrowings consisted solely of FHLB advances.

The bank also enters into sales of securities under agreements to repurchase ("reverse repurchase agreements") with terms to maturity of less than one year. At September 30, 1999 the bank had $5.7 million in reverse repurchase agreements. During the fiscal year ended September 30, 1999, all reverse repurchase agreements represented agreements to repurchase the same securities.

The following table sets forth information regarding the bank's borrowed funds:

                                                    At or for the years ended
                                                          September 30,
                                                 -------------------------------
                                                      1999             1998
                                                 -------------    --------------
                                                      (dollars in thousands)
FHLB Advances:
Average balance outstanding                          $16,371            $5,358
Maximum amount outstanding at any
month-end during the period                           37,650            22,000

Balance outstanding at end of period                  37,650            22,000
Weighted average interest
rate during the period                                  4.95%             5.34%

Weighted average interest rate at end of period         5.55%             6.00%

Reverse repurchase agreements:
Average balance outstanding                            1,301             2,015
Maximum amount outstanding at any
month-end during the period                            5,741             3,971

Balance outstanding at end of period                   5,741                --
Weighted average interest
rate during the period                                  5.46%             5.66%

Weighted average interest rate at end of
period                                                  5.50%               --

SUBSIDIARY ACTIVITIES.

The bank has one wholly-owned subsidiary, Greater Atlantic Mortgage, and along with our community banking focus, we have expanded the operations of Greater Atlantic Mortgage in order to diversify our revenue stream and support our growth. The strategy of Greater Atlantic Mortgage is to originate mortgage loans for sale in the secondary market and profitable niche mortgage products, such as Federal Housing Administration ("FHA") streamline refinancings and the origination of loans on condominiums in connection with the conversion of cooperative apartments to condominiums. Currently, the operations of Greater Atlantic Mortgage employ approximately 60 persons in Tysons Corner, Virginia and Frederick, Maryland. For the fiscal year ended September 30, 1999, Greater Atlantic Mortgage originated $312.1 million of single-family residential loans, respectively, the majority of which consisted of loans insured by the FHA or partially guaranteed by the Veterans Administration ("VA") which were pre-sold in the secondary market with servicing released.

PERSONNEL

As of September 30, 1999, the bank had 98 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

The company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

The bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the bank and their operations. Certain of the regulatory requirements applicable to the bank and to the company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the bank and the company.

HOLDING COMPANY REGULATION

The company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The bank must notify the OTS 30 days before declaring any dividend to the company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio (3% for savings associations that receive the highest examination rating on the CAMELS financial institution rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (I.E., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component.

At September 30, 1999, the bank met each of its capital requirements and it is anticipated that the bank will not be subject to the interest rate risk component.

The following table presents the bank's capital position at September 30, 1999.


                                                                                         CAPITAL
                                                                   EXCESS      ---------------------------
                                  ACTUAL         REQUIRED       (DEFICIENCY)     ACTUAL        REQUIRED
                                  CAPITAL         CAPITAL          AMOUNT        PERCENT        PERCENT
                               --------------  -------------- ---------------- ------------  -------------
                                                         (DOLLARS IN THOUSANDS)
Tangible ................            $20,782         $ 2,963          $17,819         10.52%          1.50%
Core (Leverage) .........             20,782           7,901           12,881         10.52           4.00
Risk-based ..............             21,372           6,018           15,354         28.41           8.00

PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the bank are presently insured by the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1998, Financing Corporation payments for Savings Association Insurance Fund members approximated 6.10 basis points, while bank Insurance Fund members paid
1.22 basis points. By law, there will be equal sharing of Financing Corporation payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged.

The bank's assessment rate for fiscal 1999 ranged from 5.80 to 6.10 basis points and the premium paid for this period was $66,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the bank.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

FINANCIAL INSTITUTION MODERNIZATION LEGISLATION. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the company, that existed before May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the company.

LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1999, the bank's limit on loans to one borrower was $3.2 million. At September 30, 1999, the bank's largest aggregate outstanding balance of loans to one borrower was $1.0 million.

QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period or qualify as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1999, the bank maintained 88.99% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to Stockholders of another institution in a cash-out merger. The rule effective through the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. A Tier I institution exceeded all capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it needs more than normal supervision. A Tier I institution could, after first giving notice to but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of 100% of its net earnings to date during the calendar year plus the amount that would have reduced by one-half the excess capital over its capital requirements at the beginning of the calendar year, or 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval.

Effective April 1, 1999, the OTS' capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still give advance notice to OTS of the capital distribution.

If the bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation if the OTS determines that the distribution would be an unsafe or unsound practice.

LIQUIDITY. The bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%. The bank's liquidity ratio for September 30, 1999 was 16.83%, which exceeded the applicable requirements. The bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report. The assessments paid by the bank for the fiscal year ended September 30, 1999 totaled $33,000.

BRANCHING. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

TRANSACTIONS WITH RELATED PARTIES. The bank's authority to engage in transactions with related parties or "affiliates" (E.G., any company that controls or is under common control with an institution, including the company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the bank may make to insiders based, in part, on the bank's capital position and requires certain board approval procedures to be followed.

ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution.

If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. Most recently, the agencies issued guidelines on Year 2000 computer compliance. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.33 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. Greater Atlantic Bank's latest Community Reinvestment Act rating, received from the OTS was "Satisfactory."

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

GENERAL. The company and the bank will report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the bank or the company. The bank has not been audited by the IRS or the Virginia Department of Taxation ("DOT") in the past five years.

DISTRIBUTIONS. To the extent that the bank makes "non-dividend distributions" to the company that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or
(ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the bank's taxable income. Non-dividend distributions include distributions in excess of the bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the bank's bad debt reserve. Thus, any dividends to the company that would reduce amounts appropriated to the bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the bank. The amount of additional taxable income created by an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, presumably taxed at a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" and "Dividend Policy" for limits on the payment of dividends of the bank. The bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

CORPORATE ALTERNATIVE MINIMUM TAX ("AMT"). The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The bank does not expect to be subject to the AMT.

DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. The company may exclude from its income 100% of dividends received from the bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the company and the bank will not file a consolidated tax return, except that if the company or the bank owns more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

COMMONWEALTH OF VIRGINIA. The Commonwealth of Virginia imposes a tax at the rate of 6.0% on the "Virginia taxable income" of the bank and the company. Virginia taxable income is equal to federal taxable income with certain adjustments. Significant modifications include the subtraction from federal taxable income of interest or dividends on obligations or securities of the United States that are exempt from state income taxes, and a recomputation of the bad debt reserve deduction on reduced modified taxable income.

DELAWARE TAXATION. As a Delaware company not earning income in Delaware, the company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. However, to the extent that the company conducts business outside of Delaware, the company may be considered doing business and subject to additional taxing jurisdictions outside of Delaware.

ITEM 2.  PROPERTIES

         We currently conduct our business from four full-service banking offices and our administrative office. The following table sets forth certain information concerning the bank's offices as of September 30, 1999.

                                                                                             NET BOOK VALUE
                                                                                             OF PROPERTY OR
                                                                                               LEASEHOLD
                                                                ORIGINAL                      IMPROVEMENTS
                                                                  YEAR         DATE OF             AT
                                                   LEASED OR    LEASED OR       LEASE         SEPTEMBER 30,
LOCATION                                             OWNED      ACQUIRED      EXPIRATION          1999
--------------------------------                 -------------------------  -------------  ------------------
                                                                       (IN THOUSANDS)
ADMINISTRATIVE OFFICE:
10700 Parkridge Boulevard
Reston, Virginia 20191 ........................     Leased       1998         03-31-03           $ 45

BRANCH OFFICES:
11834 Rockville Pike
Rockville, Maryland 20852 .....................     Leased       1998         06-15-05            334

8070 Ritchie Highway
Pasadena, Maryland 21122 ......................     Leased       1998         08-31-08             23

250 N. Glebe Road
Arlington, Virginia 22203 .....................     Leased       1998         03-31-03             32

1025 Connecticut Avenue, N.W.
Washington, D.C. 20036 ........................     Leased       1998         07-31-08            281

46901 Cedar Lakes Plaza
Sterling, Virginia 20164 ......................     Leased       1999         02-28-19            398

GREATER ATLANTIC MORTGAGE OFFICE:
8230 Old Courthouse Road
Vienna, Virginia 22182 ........................     Leased       1995         12-31-04              2

5301 Spectrum Drive, Suite D
Frederick, Maryland 21703 .....................     Leased       1999          6-30-04             --
                                                                                               ------
                                    Total ...............................................      $1,115
                                                                                               ======

 The bank also has entered into a contract to purchase property in South Riding, Virginia and Annapolis, Maryland for the purpose of constructing branch offices.

The total net book value of the company's furniture, fixtures and equipment at September 30, 1999 was $2.2 million. The properties are considered by management to be in good condition. Management expects to expend up to $100,000 for replacement of data processing and related equipment by September 30, 2000.

ITEM 3.  LEGAL PROCEEDINGS

On July 28, 1999, First Guaranty Mortgage Corporation filed a complaint against us and our subsidiary, Greater Atlantic Bank ("GAB") and its subsidiary, Greater Atlantic Mortgage Corporation ("GAMC") in Circuit Court of Arlington, Virginia. This complaint alleges breach of contract and related claims against these three companies and employees of GAMC who formerly were employed at First Guaranty. First Guaranty alleges that GAMC, GAB and GAFC wrongfully interfered with the business of First Guaranty's Frederick, Maryland office by hiring the employees of that office. First Guaranty is seeking approximately $5,000,000 in compensatory and $20,000,000 in punitive damages.

We believe that the allegations against GAB, GAFC and GAMC are without merit. We are vigorously defending these claims. Although we can give no assurance, we believe that the ultimate outcome of this matter will not materially adversely affect our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 1999, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. The company's common stock is listed on the NASDAQ Stock Market under the symbol "GAFC". The company has not paid a dividend on it's common stock.

As of September 30, 1999, there were 3,007,434 total shares outstanding and approximately 800 shareholders of record.

               HIGH/LOW STOCK PRICE        FISCAL YEAR SEPTEMBER 30, 1999
                                           ------------------------------
                                           HIGH                       LOW
                                           ----                       ---
               First Quarter               n/a                        n/a
               Second Quarter              n/a                        n/a
               Third Quarter               n/a                        n/a
               Fourth Quarter            9 7/8                      6 1/2

ITEM 6. SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                      SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following Selected Consolidated Financial Data in conjunction with our Consolidated Financial Statements and the notes thereto, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this 10-KSB.

                                                       AT OR FOR
                                                    THE YEARS ENDED
                                                     SEPTEMBER 30,
                                              --------------------------
                                                  1999           1998
                                              -----------    -----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
   Interest income ........................   $     9,046    $     4,011
   Interest expense .......................         6,380          2,563
                                              -----------    -----------
      Net interest income .................         2,666          1,448
   Provision for loan losses ..............            26            159
                                              -----------    -----------
      Net interest income after provision .         2,640          1,289
         for loan losses
   Noninterest income .....................         6,081          6,269
   Noninterest expense ....................         8,789          6,638
                                              -----------    -----------
       Income(loss) before taxes ..........           (68)           920
   Income tax (benefit) provision .........          (169)           311
                                              -----------    -----------
   Net income .............................   $       101    $       609
                                              ===========    ===========

PER SHARE DATA:
   Net income:
      Basic ...............................   $      0.07    $      0.77
      Diluted .............................          0.07           0.77
   Book value .............................          8.31           8.38
   Tangible book value ....................          8.31           8.38
Weighted average shares outstanding:
Basic .....................................     1,362,390        787,075
Diluted ...................................     1,364,607        787,075

CONSOLIDATED STATEMENTS OF FINANCIAL
  CONDITION DATA:
   Total assets ...........................   $   198,923    $   107,342
   Total loans receivable, net ............        72,792         25,510
   Allowance for loan losses ..............           590            578
   Mortgage-loans held for sale ...........         7,436         25,322
   Investment securities (1) ..............        65,057         32,454
   Mortgage-backed securities .............        43,167         18,959
   Total deposits .........................       129,007         76,311
   FHLB advances ..........................        37,650         22,000
   Other borrowings .......................         5,741             --
   Total stockholders' equity .............        24,990          6,817
   Tangible capital .......................        24,990          6,817

                                                             AT OR FOR
                                                          THE YEARS ENDED
                                                           SEPTEMBER 30,
                                                    ----------------------------
                                                        1999           1998
                                                    -------------  -------------
AVERAGE CONSOLIDATED STATEMENTS OF FINANCIAL
  CONDITION DATA:
   Total assets .................................   $   137,389     $   56,406
   Investment securities(1) .....................        47,208         15,300
Mortgage-backed securities(1) ...................        32,816          8,337
   Total loans ..................................        51,754         30,373
   Allowance for loan losses ....................          (675)          (574)
   Total deposits ...............................       104,909         39,915
   Total stockholders' equity ...................        11,151          5,922

PERFORMANCE RATIOS:
   Return on average assets .....................          0.07%          1.08%
   Return on average equity .....................          0.91          10.28
   Equity to assets .............................          8.12          10.50
   Net interest margin ..........................          2.02           2.68
   Efficiency ratio(2) ..........................        100.48          86.02

ASSET QUALITY DATA:
   Non-performing assets to total assets, .......          0.11           0.30
           at period end
   Non-performing loans to total loans, at period          0.03           0.81
     end
   Net charge-offs to average total loans .......          0.03           1.18
   Allowance for loan losses to:
   Total loans ..................................          0.77%          2.03%
   Non-performing loans .........................      2,565.22         251.30

   Non-performing loans .........................   $        23     $      230
   Non-performing assets ........................           210            320
   Allowance for loan losses ....................           590            578

CAPITAL RATIOS OF THE BANK:
   Leverage ratio ...............................         10.52%          5.87%
   Tier 1 risk-based capital ratio ..............         27.62          18.41
   Total risk-based capital ratio ...............         28.41          19.66

-----------------------
(1) Consists of securities classified as available-for-sale, held-to-maturity and for trading.
(2) Efficiency ratio consists of noninterest expense divided by net interest income and noninterest income.

FORWARD-LOOKING STATEMENTS

When used in this form 10-KSB and in future filings by the company with the Securities and Exchange Commission (the "SEC"), in the company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result" "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The company wishes to advise readers that the factors listed above could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The company does not undertake-and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The profitability of the company, and more specifically, the profitability of its primary subsidiary Greater Atlantic Bank, depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings.

The company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charge fees and commissions earned by non-bank subsidiaries. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

The operations of the bank, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of regulatory agencies. Deposit flows and the cost of deposits and borrowings are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET INCOME. Net income for the fiscal year ended September 30, 1999, amounted to $101,000 or $0.07 per share compared to net income of $609,000 or $0.77 per share for fiscal year 1998. The $508,000 decrease in net income over the comparable period one year ago was due to an increase in noninterest expense coupled with a decrease in income from mortgage-banking activities. The increased noninterest expense reflects our continuing expansion and growth, including substantially increased compensation, occupancy and promotional expenses.

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

The following table presents a comparison of the components of interest income and expense and net interest income.

                                         YEARS ENDED
                                        SEPTEMBER 30,                      DIFFERENCE
                                 ---------------------------     -----------------------------
                                    1999            1998           AMOUNT               %
                                 -----------     -----------     -----------       -----------
                                                    (DOLLARS IN THOUSANDS)
Interest income:
   Loans .....................    $   4,210       $   2,631       $  $1,579             60.02%
   Investments ...............        4,836           1,380           3,456            250.43
                                  ---------       ---------       ---------        ----------
Total ........................        9,046           4,011           5,035            125.53
                                  ---------       ---------       ---------        ----------

Interest expense:
   Deposits ..................        5,499           2,163           3,336            154.23
   Borrowings ................          881             400             481            120.25
                                  ---------       ---------       ---------        ----------
Total ........................        6,380           2,563           3,817            148.93
                                  ---------       ---------       ---------        ----------
Net interest income ..........    $   2,666       $   1,448       $   1,218             84.12%
                                  =========       =========       =========        ==========

Our growth in net interest income for fiscal year 1999 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Although average interest-earning assets increased $77.8 million or 143.99% over the comparable period one-year ago, a decline in the net interest margin (net interest income divided by average interest-earning assets) of 66 basis points limited the increase in net interest income. The decline in net interest margin resulted from a significant increase in investments at a yield lower than could have been obtained if the funds had been invested in loans.

Interest income for fiscal year 1999 increased $5.0 million from fiscal year 1998 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities resulting in large measure from the planned leveraging of our capital. The increase in interest income from the loan portfolio for fiscal year 1999 compared to interest income earned for fiscal 1998 resulted from an increase of $21.4 million in the average balance of loans outstanding. That increase was coupled with an increase in interest income from the investment and mortgage-backed securities portfolios, resulting from an increase of $56.4 million in the average outstanding balance, offset in part by a 57 basis point decrease in the average yield earned on the portfolio.

The increase in interest expense on deposits and borrowed funds for fiscal year 1999 compared to 1998, was principally the result of a significant increase in the average outstanding balances in total deposits and borrowed funds, offset in part by a 22 basis point decrease in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit of $51.4 million, or 148.11%, from $34.7 million for fiscal 1998 to $86.1 million for fiscal 1999, offset in part by a 29 basis point decrease in the average rate paid from 5.56% for fiscal 1998 to 5.39% for fiscal 1999. The average rate we paid for deposits decreased from 5.42% for fiscal 1998 to 5.24% for fiscal 1999. That decrease in rate was offset by an increase of $65.0 million in the average outstanding balance of deposits.

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

                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------
                                                              1999                                1998
                                               -----------------------------------  ---------------------------------
                                                              INTEREST   AVERAGE                 INTEREST    AVERAGE
                                                 AVERAGE      INCOME/     YIELD/     AVERAGE     INCOME/     YIELD/
                                                 BALANCE      EXPENSE     RATE       BALANCE     EXPENSE     RATE
                                               ------------- ---------------------  ---------------------------------
ASSETS:                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                           $     45,090      $3,685     8.17%     $29,079      $2,513       8.64%
   Consumer loans                                     4,167         320      7.68         717          66       9.21
   Commercial business loans                          2,497         205      8.21         577          52       9.01
                                               ------------  ----------    ------     -------      ------     ------
      Total loans                                    51,754       4,210      8.13      30,373       2,631       8.66

Investment securities                                47,208       2,976      6.30      15,300         901       5.89
Mortgage-backed securities                           32,816       1,860      5.67       8,337         479       5.75
                                               ------------  ----------    ------     -------      ------     ------
      Total interest-earning assets                 131,778       9,046      6.86      54,010       4,011       7.43
                                                             ----------    ------                  ------     ------

Non-earning assets                                    5,611                             2,396
                                               ------------                           -------
Total assets                                   $    137,389                           $56,406
                                               ============                           =======

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                            $      1,079         $36      3.34%    $   844      $   30       3.55%
   Now and money market                              17,688         841      4.75       4,352         168       3.86
      accounts
   Certificates of deposit                           86,142       4,622      5.37      34,719       1,965       5.66
                                               ------------  ----------      ----     -------      ------       ----
      Total deposits                                104,909       5,499      5.24      39,915       2,163       5.42

   FHLB advances                                     16,371         810      4.95       5,358         286       5.34
   Other borrowings                                   1,301          71      5.46       2,015         114       5.66
                                               ------------  ----------      ----     -------      ------       ----
Total interest-bearing
         liabilities                                122,581       6,380      5.20      47,288       2,563       5.42
                                                             ----------      ----                  ------       ----

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits                   1,855                             2,153
Other liabilities                                     1,802                             1,043
                                               ------------                           -------
Total liabilities                                   126,238                            50,484
Stockholders' equity                                 11,151                             5,922
                                               ------------                           =======
Total liabilities and stockholders' equity     $    137,389                           $56,406
                                               ============                           =======

Net interest income                                          $    2,666                            $1,448
                                                             ==========                            ======
Interest rate spread                                                         1.66%                              2.01%
                                                                            =====                         ==========
Net interest margin                                                          2.02%                              2.68%
                                                                            =====                         ==========

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


                                                             YEARS ENDED SEPTEMBER 30, 1999
                                                                        VS. 1998
                                                             --------------------------------
                                                                 CHANGE ATTRIBUTABLE TO
                                                             --------------------------------
                                                              VOLUME      RATE      TOTAL
                                                             --------------------------------
                                                                     (IN THOUSANDS)

                   Real estate loans                         $   1,384    $ (212)     $1,172
                   Consumer loans                                  318       (64)        254
                   Commercial business loans                       173       (20)        153
                                                             ---------    ------      ------
                         Total loans                             1,875      (296)      1,579
                   Investments                                   1,879       196       2,075
                   Mortgage-backed securities                    1,406       (25)      1,381
                                                             ---------    ------      ------
                   Total interest-earning assets             $   5,160    $ (125)     $5,035
                                                             =========    ======      ======

                   Savings accounts                          $       8    $   (2)     $    6
                   Now and money market accounts                   515        158        673
                   Certificates of deposit                       2,910      (253)      2,657
                                                             ---------    ------      ------
                     Total deposits                              3,433       (97)      3,336
                   FHLB advances                                   588       (64)        524
                   Other borrowings                                (40)       (3)        (43)
                                                             ---------    ------      ------
                   Total interest-bearing liabilities        $   3,981    $ (164)     $3,817
                                                             =========    ======      ======
                   Change in net interest income             $   1,179    $   39      $1,218
                                                             =========    ======      ======

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

The provision for loan losses decreased from $159,000 during fiscal 1998 to $26,000 during fiscal 1999. The reduction in the provision is directly related to an improvement in credit quality over that time period coupled with a decline in non-performing loans. Net charge-offs decreased from $357,000 during fiscal 1998 to $14,000 during fiscal 1999 as overall asset quality improved as new management took a more aggressive posture in assessing collectibility of classified loans. However, management expects charge-offs to increase in the future as a result of the increase in it's total loan portfolio during fiscal 1999.

NONINTEREST INCOME. The following table presents a comparison of the components of noninterest income.

                                       YEARS ENDED SEPTEMBER 30,              DIFFERENCE
                                   -------------------------------   ---------------------------
                                        1999             1998           AMOUNT             %
                                   --------------    -------------   ------------     ----------
                                                       (DOLLARS IN THOUSANDS)
Noninterest income:
   Gain on sale of loans           $        5,408    $       5,774   $       (366)         (6.34)%
   Service fees on loans                      513              412            101          24.51
   Service fees on deposits                   110               25             85         340.00
   Other operating income                      50               58             (8)        (13.79)
                                   --------------    -------------   ------------     ----------
      Total noninterest income     $        6,081    $       6,269   $       (188)         (3.00)%
                                   ==============    =============   ============     ==========

Noninterest income decreased during fiscal 1999, over the comparable period one year ago primarily as a result of the decrease in gain on sale of loans. Primarily attributable to the decline in the net margin recognized from the sale of loans as interest rates continued to increase.

NONINTEREST EXPENSE. The following table presents a comparison of the components of noninterest expense.

                                                   YEARS ENDED
                                                  SEPTEMBER 30,                 DIFFERENCE
                                           ---------------------------- ----------------------------
                                                1999           1998         AMOUNT           %
                                           --------------- ------------ -------------   ------------
Noninterest expense:                                        (DOLLARS IN THOUSANDS)
   Compensation and employee benefits ...          $4,523       $3,748         $  775         20.68%
   Occupancy ............................             914          498            416         83.53
   Professional services ................             388          193            195        101.04
   Advertising ..........................             661          568             93         16.37
   Deposit insurance premium ............              64           95            (31)       (32.63)
   Furniture, fixtures and equipment ....             412          203            209        102.96
   Data processing ......................             184          132             52         39.39
   Loss from foreclosed real estate .....              19           34            (15)       (44.12)
   Other operating expense ..............           1,624        1,167            457         39.16
                                           --------------  -----------  -------------   -----------
Total noninterest expense ...............          $8,789       $6,638         $2,151         32.40%
                                           ==============  ===========  =============   ===========

Compensation and employee benefits increased from the prior year mainly because of increased staffing in the branch network, the hiring of additional administrative staff and the related employee benefit costs associated with the increase in compensation. Net occupancy expenses increased from fiscal 1998 to fiscal 1999 due to the development of the branch network which increased from two branches as of September 30, 1998 to five branches as of September 30, 1999, as well as the acquisition of additional administrative space to handle the current and planned growth of the bank. The increase in advertising expense from fiscal 1998 to fiscal 1999 reflects the company's increased marketing efforts relating to both deposit and loan products. Other operating expenses increased in fiscal 1999 compared to fiscal 1998 primarily due to the costs associated with the branch expansion program.

INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax benefit in fiscal 1999 amounted to $169,000 compared to a provision of $311,000 in fiscal 1998.

We recorded a net deferred tax asset of $1.3 million, at September 30, 1999. Based on past operating performance under current management, we believe that it is more likely than not that the net asset recorded will be realized.

At September 30, 1999, the company had net operating loss carry forwards for federal income tax purposes of approximately $1.7 million which are available to offset future federal taxable income, if any, through 2011. As a result of the change in ownership of the bank, the amount of any tax loss carryforward usage is restricted to an annual limitation of approximately $114,000.

ASSET-LIABILITY MANAGEMENT

The primary objective of asset/liability management is to ensure the steady growth of the company's primary earnings component, net interest income and the maintenance of reasonable levels of capital independent of fluctuating interest rates. Interest rate risk can be defined as the vulnerability of an institution's financial condition and/or results of operations to movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Management endeavors to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals to maintain interest rate risk at an acceptable level.

Management oversees the asset/liability management function and meets periodically to monitor and manage the structure of the balance sheet, control interest rate exposure, and evaluate pricing strategies for the company. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the company's various funding sources. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the bank may determine to increase our interest rate risk position in order to increase our net interest margin. The bank monitors interest rate risk and adjust the composition of interest-related assets and liabilities in order to limit our exposure to changes in interest income over time.

The bank manage it's exposure to interest rates by structuring the balance sheet in the ordinary course of business. The bank currently emphasize adjustable rate loans and/or loans that mature in a relatively short period when compared to single-family residential loans. In addition, to the extent possible, the bank attempts to attract longer-term deposits. The bank has not entered into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

One of the ways the bank monitors interest rate risk is through an analysis of the relationship between interest-earning assets and interest-bearing liabilities to measure the impact that future changes in interest rates will have on net interest income. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments.

The table below illustrates the maturities or repricing of the company's assets and liabilities, including noninterest-bearing sources of funds to specific periods at September 30, 1999. Estimates and assumptions concerning prepayment rates of major asset categories are based on information obtained from the FHLB of Atlanta on projected prepayment levels on mortgage-backed and related securities and decay rates on savings, now and money market accounts. The bank believes that such information is consistent with our current experience.

MATURING OR REPRICING PERIODS                            91 DAYS     181 DAYS    ONE YEAR     THREE YEARS   FIVE
                                             90 DAYS        TO          TO          TO            TO        YEARS
                                             OR LESS     180 DAYS    ONE YEAR   THREE YEARS   FIVE YEARS   OR MORE        TOTAL
------------------------------------------------------- ----------- ----------- ----------- -------------  ---------   ----------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans:
   Adjustable and balloon (1)              $    13,273  $      909   $   4,112  $    4,400     $    3,092    $ 7,103   $  32,889
   Fixed-rate (2)                                8,576         877       1,698       6,021          4,967     13,600      35,739
   Second mortgages (3)                            179          99         177         516            301        325       1,597
   Commercial business                           2,329          60         119         451            211          -       3,170
   Consumer                                      7,218         121         121           -              -          -       7,460

Investment securities                           42,203           -           -       5,127              -     14,965      62,295
Mortgage-backed securities                       7,812       3,781       9,427       7,943          5,728      8,321      43,012
                                           -----------  ----------   ---------  ----------     ----------    -------   ---------
      Total                                $    81,590  $    5,847   $  15,654  $   24,458     $   14,299    $44,314   $ 186,162
                                           -----------  ----------   ---------  ----------     ----------    -------   ---------

INTEREST-BEARING LIABILITIES:
Deposits:
   Savings accounts                        $        67  $       64   $     119  $      380     $      248    $   497   $   1,375
   Now accounts                                    174         155         261         541            145        320       1,596
   Money market accounts                         8,258       5,590       6,346       2,812          1,339      1,216      25,561
   Certificates of deposit                      15,936      30,078      31,494      16,370          1,001          -      94,879

Borrowings:
   FHLB advances                                27,650           -      10,000           -              -          -      37,650
   Other borrowings                              5,741           -           -           -              -          -       5,741
                                           -----------  ----------   ---------  ----------     ----------    -------   ---------
      Total                                $    57,826  $  $35,887   $  48,220  $   20,103     $    2,733     $2,033   $ 166,802
                                           -----------  ----------   ---------  ----------     ----------    -------   ---------

GAP                                        $    23,764  $  (30,040)  $ (32,566) $    4,355     $   11,566    $42,281   $  19,360
                                           ===========  ==========   =========  ==========     ==========    =======   =========
CUMULATIVE GAP                             $    23,764  $   (6,276)  $ (38,842) $  (34,487)    $  (22,921)   $19,360
                                           ===========  ==========   =========  ==========     ==========    =======
RATIO OF CUMULATIVE GAP TO TOTAL ASSETS
                                                 11.95%      (3.16)% $  (19.54)%    (17.35)%       (11.53)%     9.74%
                                           ===========  ==========   =========  ==========     ==========    =======

--------------------
(1) Includes $656,000 of loans held for sale in the 90 days or less repricing period.
(2) Includes $7.0 million of loans held for sale in the 90 days or less repricing period.
(3) Includes $51,000 of loans held for sale in the 90 days or less repricing period.

As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to re-price over the next twelve months, was liability sensitive in the amount of $38.8 million at September 30, 1999.

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on the measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. The GAP position reflects only the prepayment assumptions pertaining to the current rate environment and assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates.

Management uses two other analyses to manage interest rate risk: (1) an earnings at risk analysis to develop an estimate of the direction and magnitude of the change in net interest income if rates move up or down 100 to 300 basis points; and (2) a value-at-risk analysis to estimate the direction and magnitude of the change in net portfolio value if rates move up or down 100 to 200 basis points. Currently the bank uses a sensitivity of net interest income analysis prepared by the FHLB of Atlanta to measure earnings-at-risk and the OTS Interest Rate Risk Exposure Report to measure value-at-risk.

The following table sets forth the earnings at risk analysis that measures the sensitivity of net interest income to changes in interest rates at September 30, 1999:

                        Net Interest Income Sensitivity Analysis
          ---------------------------------------------------------------------
                                                Basis Point        Percent
            Changes in       Net Interest         Change         Change from
             Rate (bp)          Margin          from Base           Base
          ----------------  ---------------   ---------------  ----------------
               + 300             1.92%             (0.25)%          (11.52)%
               + 200             2.03%             (0.14)            (6.45)
               + 100             2.12%             (0.05)            (2.30)
                   -             2.17%                 -                 -
               - 100             2.24%              0.07              3.23
               - 200             2.32%              0.15              6.91
               - 300             2.41%              0.24             11.06

The table indicates that, if interest rates increase 200 basis points, net interest margin, as measured as a percent of total assets, would decrease by 14 basis points or 6.45%. Conversely, if interest rates decrease 200 basis points net interest margin, as a percent of total assets, would increase by 15 basis points or 6.91%.

The net interest income sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. The estimates used are based upon the assumption as to the nature and timing of interest rate levels including the shape of the yield curve. These estimates have been developed based upon current economic conditions; the company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Presented below, as of September 30, 1999, is an analysis of our interest rate risk as measured by changes in NPV for parallel shifts of 200 basis points in market interest rates:

                                                              NET PORTFOLIO VALUE
                                                           AS A PERCENT OF THE PRESENT
                              NET PORTFOLIO VALUE               VALUE OF ASSETS
                          ---------------------------    ------------------------------
             CHANGES IN   DOLLAR              PERCENT     NET PORTFOLIO      CHANGE IN
             RATES (BP)   CHANGE              CHANGE      VALUE RATIO        NPV RATIO
             ----------   ------              ------      -------------      ---------
                           (DOLLARS IN THOUSANDS)
               + 200     $(6,932)             (38.12)%          6.03%         (3.30)%
               + 100      (3,319)             (18.25)           7.78          (1.54)
                   -           -                   -            9.33              -
               - 100       2,776               15.27           10.56           1.23
               - 200       4,876               26.81           11.45           2.12

The decline in net portfolio value of $6.9 million or 38.12% in the event of a 200 basis point increase in rates is a result of the current amount of fixed rate loans held by the bank as of September 30, 1999. the foregoing decline in NPV in the event of an increase in interest rates of 200 basis points currently exceeds the company's internal board guidelines.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The bank's currently required liquidity ratio is 4.00%. At September 30, 1999, the bank's actual liquidity ratio was 16.83%. The bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advance and reverse repurchase agreements in periods when the bank's demands for liquidity exceed funding from deposit inflows.

The bank's most liquid assets are cash and cash equivalents, securities available-for-sale and trading securities. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and cash equivalents and securities available-for-sale totaled $77.2 million, or 38.81% of total assets.

The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the year ended September 30, 1999, the bank's loan originations totaled $365.8 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $87.0 million for the year ended September 30, 1999.

The bank has other sources of liquidity if a need for additional funds arises. At September 30, 1999, the bank had $37.7 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $9.3 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

At September 30, 1999, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $27.9 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 1999, totaled $77.5 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

Capital Resources. At September 30, 1999, the bank exceeded all minimum regulatory capital requirements with a tangible capital level of $20.8 million, or 10.52% of total adjusted assets, which is above the required level of $3.0 million, or 1.50%; core capital of $20.8 million, or 10.52% of total adjusted assets, which is above the required level of $7.9 million, or 4.00%; and risk-based capital of $21.4 million, or 28.41% of risk-weighted assets, which is above the required level of $6.0 million, or 8.00%.

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

The bank's ability to be Year 2000 compliant depends in large part upon the cooperation of its vendors and customers. The bank has required its third-party computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned and implemented a program of testing for compliance. In addition, the company has received representations from its primary third-party data processing vendor that it has resolved all Year 2000 problems in its software and is Year 2000 compliant. The bank has identified and instituted all systems that could be affected by the Year 2000 Issue, including a review of all major information technology and non-information technology systems to determine how Year 2000 Issues affect them. In connection with this system-wide review, the company has conducted an assessment of which systems and equipment are most prone to placing the bank at risk if they are not Year 2000 compliant (i.e., "mission-critical" systems). The bank has completed testing of most of its mission critical systems as well as its minor hardware and software systems. The results confirmed that the applications tested were Year 2000 compliant. All Year 2000 issues for the bank, including testing and remediation, were completed by June 30, 1999. The bank has prepared Year 2000 brochures that are supplied in all branches and distributed to customers making them aware of the Year 2000 issue and the bank's preparations.

The bank's operations also may be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors who provide non-information and technology systems. To a lesser extent, the bank's operations could be affected by the Year 2000 compliance of multi-family or commercial borrowers. The bank has begun the process of requesting information related to the Year 2000 compliance of its significant suppliers and other vendors. However, the bank does not currently have complete information concerning the compliance status of some of its significant suppliers and other vendors. In the event that any of the bank's significant suppliers or other vendors do not successfully achieve Year 2000 compliance in a timely manner, the bank's business or operations could be adversely affected. Accordingly, the bank has prepared a contingency plan, if required, in the event that there are any system interruptions and is preparing a business resumption plan providing for manual maintenance of critical accounts in the event of failure. There can be no assurances, however, that implementation of that plan, if required, will be effective to remedy all potential problems.

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

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The company will be required to adopt SFAS 133 by October 1, 2000. Presently, the company does not use derivative instruments either in hedging activities or as investments. Accordingly, the company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operation.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgage Loans Held For Sale By A Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The company will be required to adopt SFAS 134 during the quarter ended December 31,1999. Presently, the company's mortgage banking company does not securitize mortgage loans held for sale. Accordingly, the company believes that adoption of SFAS 134 will have no material impact on its financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of Greater Atlantic Financial Corp. and subsidiary as of September 30, 1999 and 1998 are included in pages 40 through 74 of this report.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                          PAGE
                                                                          ----

INDEPENDENT AUDITORS' REPORT ..............................................41

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES:

     Consolidated statements of financial condition .......................42

     Consolidated statements of operations ................................43

     Consolidated statements of comprehensive income ......................44

     Consolidated statements of stockholders' equity ......................45

     Consolidated statements of cash flows ................................46

     Notes to consolidated financial statements ...........................48

INDEPENDENT AUDITORS' REPORT



Board of Directors
GREATER ATLANTIC FINANCIAL CORP.
Reston, Virginia




We have audited the accompanying consolidated statements of financial condition of GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES as of September 30, 1999 and 1998, and the related statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended.





Washington, D.C.
October 29, 1999

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                 September 30,
                                                                        ---------------------------------
                                                                             1999              1998
                                                                        --------------   ----------------
                                                                             (dollars in thousands)
ASSETS
Cash and cash equivalents                                                 $   1,064            $     433
Interest bearing deposits                                                       639                   --
Investment securities (Notes 3 and 10)
         Available-for-sale                                                  75,458               51,171
         Held-to-maturity                                                    32,766                   --
         Trading                                                                 --                  241
Loans held for sale (Note 4)                                                  7,436               25,322
Loans receivable, net (Notes 4, 10 and 16)                                   72,792               25,510
Accrued interest and dividends receivable (Note 5)                            1,449                  855
Deferred income taxes (Note 11)                                               1,324                  997
Federal Home Loan Bank stock, at cost                                         2,013                1,100
Foreclosed real estate (Note 7)                                                 187                   90
Premises and equipment, net (Note 6)                                          2,218                  758
Prepaid expenses and other assets                                             1,477                  865
                                                                          ---------            ---------
                                                                          $ 198,823            $ 107,342
                                                                          =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 8)                                                         $ 129,007            $  76,311
Advance payments from borrowers for taxes and insurance                         264                  248
Accrued expenses and other liabilities (Note 9)                               1,171                1,814
Income taxes payable                                                             --                  152
Advances from the FHLB and other borrowings (Note 10)                        43,391               22,000
                                                                          ---------            ---------
TOTAL LIABILITIES                                                           173,833              100,525
                                                                          ---------            ---------

Commitments and contingencies (Note 12)
Stockholders' Equity (Note 14)
Preferred stock $.01 par value - 2,500,000 shares authorized, none               --                   --
outstanding at September 31, 1999
    Common stock, $.01 par value - 10,000,000
       shares authorized; 3,007,434 and 813,473
                    shares outstanding, respectively                             30                    8
         Additional paid-in capital                                          25,132                6,093
    Retained earnings                                                           710                  609
    Accumulated other comprehensive (loss) income                              (882)                 107
                                                                          ---------            ---------
TOTAL STOCKHOLDERS' EQUITY                                                   24,990                6,817
                                                                          ---------            ---------
                                                                          $ 198,823            $ 107,342
                                                                          =========            =========

See accompanying notes to consolidated financial statements.


                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           Years ended
                                                                          September 30,
                                                                 ----------------------------
                                                                  1999                 1998
                                                                 -------              -------
                                                                      (dollars in thousands)
  Interest income
    Loans                                                        $ 4,210              $ 2,631
    Investments                                                    4,836                1,380
                                                                 -------              -------
  Total interest income                                            9,046                4,011
                                                                 -------              -------

  Interest expense
    Deposits (Note 8)                                              5,499                2,163
    Borrowed money                                                   881                  400
                                                                 -------              -------
  Total interest expense                                           6,380                2,563
                                                                 -------              -------
  Net interest income                                              2,666                1,448
  Provision for loan losses (Note 4)                                  26                  159
                                                                 -------              -------
  Net interest income after provision for loan losses              2,640                1,289
                                                                 -------              -------

  Noninterest income
    Fees and service charges                                         673                  495
    Gain on sale of loans                                          5,408                5,774
                                                                 -------              -------
  Total noninterest income                                         6,081                6,269
                                                                 -------              -------

Noninterest expense
Compensation and employee benefits                                 4,523                3,748
  Occupancy                                                          914                  498
  Professional services                                              388                  193
  Advertising                                                        661                  568
  Deposit insurance premium                                           64                   95
  Furniture, fixtures and equipment                                  412                  203
  Data processing                                                    184                  132
  Provision for (recovery of) loss on real estate owned (Note7)       (6)                   5
  Other real estate owned expenses (Note 7)                           25                   29
  Other operating expenses                                         1,624                1,167
                                                                 -------              -------
Total noninterest expense                                          8,789                6,638
                                                                 -------              -------
Income (loss) before income tax provision                            (68)                 920
                                                                 -------              -------
Income tax (benefit) provision (Note 11)                            (169)                 311
                                                                 -------              -------
Net income                                                       $   101              $   609
                                                                 -------              -------
Basic and diluted earnings per share (Note 15)                   $  0.07              $  0.77
                                                                 =======              =======

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME


                                                         Years ended
                                                        September 30,
                                                  ------------------------
                                                     1999          1998
                                                  ------------  ----------
                                                       (in thousands)
    Net income                                    $       101   $      609
                                                  -----------   ----------
    Other comprehensive income, net of tax:
       Unrealized (losses) gains on securities          (989)          107
                                                  ----------    ----------
    Other comprehensive (loss) income                   (989)          107
                                                  ----------    ----------
    Comprehensive (loss) income                   $     (888)   $     $716
                                                  ==========    ==========


          See accompanying notes to consolidated financial statements.


                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   Accumulated
                                                                  Additional     Accumulated          Other             Total
                                       Preferred      Common       Paid-in        Earnings        Comprehensive      Stockholders'
                                         Stock         Stock       Capital        (Deficit)          Income             Equity
                                      ------------- -----------  ------------- ---------------- ------------------ -----------------
                                                                         (dollars in thousands)
Balance at October 1, 1997            $      1,873    $       3  $      3,902     $    (4,214)       $          -       $     1,564

Sale of stock by
  former investors (Note 2)                 (1,873)          (3)       (3,902)          4,214                   -            (1,564)

Issuance of 813,473
  common shares                                  -            8         6,093                -                  -             6,101

Other comprehensive
  income, net of tax of $66                      -            -             -                -                107               107

Net income                                       -            -             -     $        609                  -               609
                                      ------------    ---------  -------------    ------------       ------------       ------------
Balance at September 30, 1998                    -            8         6,093              609                107             6,817

Issuance of 8,961
  common shares                                               -            75                                                    75

Issuance of 2,185,000 common
  shares net of related
  expenses of $1.8 million                                   22        18,964                -                  -            18,986

Net income                                       -            -             -              101                  -               101

Other comprehensive
  income, net of tax
  of $146,441 (unaudited)
  income, net of tax of $470                     -            -             -                -               (989)             (989)
                                      ------------    ---------  -------------    ------------       ------------       ------------

Balance at September 30, 1999         $          -    $      30  $     25,132     $        710       $       (882)      $     24,990
                                      ============    =========  ============     ============       ============       ============

See accompanying notes to consolidated financial statements.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------
Years ended September 30,                                              1999            1998
--------------------------------------------------------------------------------------------
                                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $     101    $     609
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Provision for loan losses                                                  26          159
Provision (recovery) for losses on foreclosed assets                       (6)           5
Depreciation and amortization                                             321          133
Deferred income taxes                                                    (327)        (274)
Purchases of trading securities                                            --         (247)
Proceeds from sale of trading securities                                  243           --
Unrealized loss (gain) on trading securities                               (6)           6
Realized gain on sale of investments                                      (13)          --
Amortization of excess of purchase price over net assets acquired          --           20
Amortization of security premiums                                         531          274
Amortization of deferred fees                                             (91)         (61)
Discount accretion net of premium amortization                              1            7
Loss on disposal of fixed assets                                           --            2
Loss on sale of foreclosed real estate                                      4            1
Gain on sale of loans held for sale                                    (5,408)      (5,774)
(Increase) decrease in assets:
Disbursements for origination of loans                               (294,776)    (252,603)
Proceeds from sales of loans                                          318,062      243,002
Accrued interest and dividend receivable                                 (594)        (648)
Prepaid expenses and other assets                                        (605)        (469)
Deferred loan fees collected, net of deferred costs incurred              (49)        (227)
Increase (decrease) in liabilities:
Accrued expenses and other liabilities                                   (643)       1,570
Income taxes payable                                                      318           86
                                                                    ---------    ---------

Net cash  provided by (used in) operating activities                $  17,089    $ (14,429)
                                                                    ---------    ---------

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

-------------------------------------------------------------------------------------------
Years ended September 30,                                             1999            1998
-------------------------------------------------------------------------------------------
                                                                        (in thousands)
CASH FLOW FROM INVESTING ACTIVITIES
Net increase in loans                                               $ (47,362)   $  (6,402)
Purchases of premises and equipment                                    (1,781)        (664)
Proceeds from sales of foreclosed real estate                              99           97
Purchases of investment securities                                    (87,032)     (55,972)
Proceeds from sale of investment securities                             4,820           --
Proceeds from repayments of investment securities                      23,186        5,704
Purchases of FHLB stock                                                (7,019)        (758)
Proceeds from sale of FHLB stock                                        6,106           73
Acquisition, net of cash acquired                                          --       (2,368)
                                                                    ---------    ---------

Net cash used in investing activities                                (108,983)     (60,290)
                                                                    ---------    ---------

CASH FLOW FROM  FINANCING ACTIVITIES
Net increase in deposits                                               52,696       47,932
Issuance of common shares                                                  22        6,101
Net initial public offering proceeds from sale of common stock         19,039           --
Net advances from FHLB                                                 21,391       20,750
Increase in advance payments by borrowers for taxes and insurance          16          129
                                                                    ---------    ---------

Net cash provided by financing activities                              93,164       74,912
                                                                    ---------    ---------

Increase in cash and cash equivalents                                   1,270          193
                                                                    ---------    ---------

Cash and cash equivalents, at beginning of period                         433          240
                                                                    ---------    ---------

Cash and cash equivalents, at end of period                         $   1,703    $     433
                                                                    =========    =========

See accompanying notes to consolidated financial statements.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Greater Atlantic Financial Corp. (GAFC, or the "Company") is a bank holding company whose principal activity is the ownership and management of Greater Atlantic Bank, (GAB or "the Bank"), and its wholly-owned subsidiary, Greater Atlantic Mortgage Corporation (GAMC). Effective October 1, 1997, GAFC acquired 100% of the outstanding shares of Greater Atlantic Savings Bank, FSB from Greater Atlantic Corporation (the predecessor corporation) and changed the name to Greater Atlantic Bank, (See Note 2). The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Virginia, Washington, D.C. and Maryland. The Bank operates under a federal bank charter and provides full banking services.

GAMC was incorporated as a separate entity on June 11, 1998 and began independent operations on September 1, 1998. GAMC is involved primarily in the origination and sale of single-family mortgage loans and, to a lesser extent, multi-family residential and second mortgage loans. GAMC also originates loans for the Bank's portfolio.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements included the accounts of GAFC and its wholly owned subsidiaries, GAB and GAMC. All significant intercompany accounts and transactions have been eliminated in consolidation.

RISK AND UNCERTAINTIES

In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 1999 and September 30, 1998, the allowance for loan losses and valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial additional loan loss reserves. See discussion of regulatory matters in Note 13.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

The Company's primary business activity is with customers located in Maryland, Virginia and the District of Columbia. The Company primarily originates residential loans to customers throughout these areas, most of whom are residents local to the Company 's business locations. The Company has a diversified loan portfolio consisting of residential, commercial and consumer loans. Commercial and consumer loans generally provide for higher interest rates and shorter terms, however such loans have a higher degree of credit risk. Management monitors all loans, including, when possible, making inspections of the properties, maintaining current operating statements, and performing net realizable value calculations, with allowances for losses established as necessary to properly reflect the value of the properties. Management believes the current loss allowances are sufficient to cover the credit risk estimated to exist at September 30, 1999.

INVESTMENT SECURITIES

Investment securities which the Company has the intent and ability to hold to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recorded on the level yield (interest) method, over the period from the date of purchase to maturity. When sales do occur, gains and losses are recognized at the time of sale and the determination of cost of securities sold is based upon the specific identification method. Investment securities which the Company intends to hold for indefinite periods of time, use for asset/liability management or that are to be sold in response to changes in interest rates, prepayment risk, the need to increase regulatory capital or other similar factors are classified as available-for-sale and carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. If a sale does occur, gains and losses are recognized as a component of earnings at the time of the sale. The amortization of premiums and accretion of discounts are recorded on the level yield method.

Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at unpaid principal balances, net of unearned discounts resulting from add-on interest, participation or whole-loan interests owned by others, un-disbursed loans in process, deferred loan fees, and allowances for loan losses.

Loans are placed on non-accrual status when the principal or interest is past due more than 90 days or when, in management's opinion, collection or principal and interest is not likely to be made in accordance with a loan's contractual terms.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio.

The Company considers a loan to be impaired if it is probable that they will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is deemed impaired, the Company computes the present value of the loan's future cash flows, discounted at the effective interest rate. The effective rate used is the contractual rate adjusted for any deferred fees, deferred costs, premiums or discounts existing at origination. If the present value is less than the carrying value of the loan, a valuation allowance is recorded. For collateral dependent loans, the Company uses the fair value of the collateral, less estimated costs to sell, on a discounted basis, to measure impairment.

Mortgage loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

MORTGAGE LOAN INCOME, DISCOUNTS AND PREMIUMS

Interest income on loans is recorded on the accrual method. Discounts and premiums relating to mortgage loans purchased are deferred and amortized against or accreted into income over the estimated lives of the loans using the level-yield method. Accrual of interest is discontinued and an allowance for uncollected interest is established and charged to interest income for the full amount of accrued interest receivable on loans which are delinquent for a period of 90 days or more.

LOAN ORIGINATION AND COMMITMENT FEES

Loan origination and commitment fees and certain incremental direct loan origination costs are being deferred with the net amount being amortized as an adjustment of the related loan's yield. The Company is amortizing those amounts over the contractual life of the related loans as adjusted for anticipated prepayments using current and past payment trends.

MORTGAGE LOAN SALES AND SERVICING

The Company originates and sells loans and participating interest in loans generally without retaining servicing rights. Loans are sold to provide the Company with additional funds and to generate gains from mortgage banking operations. Loans originated for sale are carried at the lower of cost or market. When a loan and the related servicing are sold the Company recognizes any gain or loss at the time of sale.

When servicing is retained on a loan that is sold, the Company recognizes a gain or loss based on the present value of the difference between the average constant rate of interest it receives, adjusted for a normal servicing fee, and the yield it must pay to the purchaser of the loan over the estimated remaining life of the loan. Any resulting net premium is deferred and amortized over the estimated life of the loan using a method approximating the level-yield method. During the year ended September 30, 1998, no loans were sold with servicing rights retained. Loans of $1.3 million were sold with servicing rights retained as of September 30, 1999. The Company also sells participation interests in loans that it services.

PREMISES AND EQUIPMENT

Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method over useful lives ranging from five to seven years. Leasehold improvements are capitalized and amortized using the straight-line method over the life of the related lease. FORECLOSED REAL ESTATE

Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated selling costs. Subsequent to the date of foreclosure, valuation adjustments are made, if required, to the lower of cost or fair value less estimated selling costs. Costs related to holding the real estate, net of related income, are reflected in operations when incurred. Recognition of gains on sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. INCOME TAXES

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". ("SFAS 109") The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized. (See Note 11).

CASH AND CASH EQUIVALENTS

The Company considers cash and interest bearing deposits in other banks as cash and cash equivalents for purposes of preparing the statement of cash flows.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for the reporting and

               GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS 130 for the twelve months ended September 30, 1998.

STOCK-BASED COMPENSATION

The Company measures compensation cost for stock options using the intrinsic value method prescribed by APB Opinion No. 25, which requires compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. See Note 14 of the notes to supplemental consolidated financial statements for the pro forma net income and pro forma earnings per share disclosures.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current method of presentation. These reclassifications have no effect on the results of operations previously reported.

2.      ACQUISITION

Effective October 1, 1997, Greater Atlantic Financial Corp. purchased 100% of the outstanding common and preferred shares of Greater Atlantic Savings Bank, FSB from Greater Atlantic Corporation. The aggregate purchase price was approximately $2.0 million excluding transaction expenses. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include assets and liabilities acquired at fair value and results of operations from the date of acquisition. As a result of this transaction, goodwill of approximately $700,000 was recorded and was being amortized on a straight-line basis over 15 years. In accordance with SFAS 109, when the Company reduced the valuation allowance related to the deferred tax assets, it first reduced to zero the goodwill related to the acquisition. (See Notes 11 and 19).

                                 GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       INVESTMENTS

   --------------------------------------------------------------------------------------------------------------
   AVAILABLE-FOR-SALE, SEPTEMBER 30, 1999
   --------------------------------------------------------------------------------------------------------------
                                                                              Gross       Gross
                                                           Amortized        Unrealized  Unrealized        Market
                                                             Cost             Gains       Losses           Value
   --------------------------------------------------------------------------------------------------------------
   INVESTMENT SECURITIES                                                  (in thousands)
   Equity securities                                        $11,958            $ 6       $  (361)         $11,603
   SBA Notes                                                 21,414             23          (124)          21,313
   FHLB Notes                                                 3,000             --           (53)           2,947
   CMO's                                                      1,687             --           (18)           1,669
   Corporate debt securities                                  2,454             48           (14)           2,488
   --------------------------------------------------------------------------------------------------------------
                                                             40,513             77          (570)          40,020
   --------------------------------------------------------------------------------------------------------------
   MORTGAGE-BACKED SECURITIES
   FNMA notes                                                26,869             18          (398)          26,489
   GNMA notes                                                 2,471             --           (35)           2,436
   FHLMC notes                                                6,596              2           (85)           6,513
   --------------------------------------------------------------------------------------------------------------
                                                             35,936             20          (518)          35,438
   --------------------------------------------------------------------------------------------------------------
                                                            $76,449            $97       $(1,088)         $75,458
   ==============================================================================================================

   HELD-TO-MATURITY, SEPTEMBER 30, 1999
   ==============================================================================================================
                                                                              Gross       Gross
                                                           Amortized        Unrealized  Unrealized        Market
                                                             Cost             Gains       Losses           Value
   --------------------------------------------------------------------------------------------------------------
   INVESTMENT SECURITIES                                                     (in thousands)
       SBA Notes                                            $23,990            $--       $  (523)         $23,467
       Corporate debt securities                              1,047             --           (87)             960
   --------------------------------------------------------------------------------------------------------------
                                                             25,037             --          (610)          24,427
   --------------------------------------------------------------------------------------------------------------
   MORTGAGE-BACKED SECURITIES
            FNMA Notes                                        4,312             --           (83)           4,229
            FHLMC Notes                                       3,417             --           (68)           3,349
   --------------------------------------------------------------------------------------------------------------
                                                              7,729             --          (151)           7,578
   --------------------------------------------------------------------------------------------------------------
                                                            $32,766            $--       $  (761)         $32,005
   ==============================================================================================================

                                 GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   AVAILABLE-FOR-SALE, SEPTEMBER 30, 1998
   --------------------------------------------------------------------------------------------------------------
                                                                              Gross       Gross
                                                           Amortized        Unrealized  Unrealized        Market
                                                             Cost             Gains       Losses           Value
   --------------------------------------------------------------------------------------------------------------
   INVESTMENT SECURITIES                                                     (in thousands)
       SBA Notes                                            $22,561            $109      $   (32)         $22,638
   FHLB Notes                                                 8,565               9           --            8,574
       FHLMC Notes                                            1,000              --           --            1,000
   --------------------------------------------------------------------------------------------------------------
                                                             32,126             118          (32)          32,212
   --------------------------------------------------------------------------------------------------------------
   MORTGAGE-BACKED SECURITIES
            FNMA Notes                                       11,027              95          (41)          11,081
            GNMA Notes                                        3,723               5          (12)           3,716
            FHLMC Notes                                       1,563              --           (2)           1,561
            REMICS                                            2,559              42           --            2,601
   --------------------------------------------------------------------------------------------------------------
                                                             18,872             142          (55)          18,959
   --------------------------------------------------------------------------------------------------------------
                                                            $50,998            $260      $   (87)         $51,171
   ==============================================================================================================

   TRADING SECURITIES, SEPTEMBER 30, 1998
   --------------------------------------------------------------------------------------------------------------
                                                                              Gross       Gross
                                                           Amortized        Unrealized  Unrealized        Market
                                                             Cost             Gains       Losses           Value
   --------------------------------------------------------------------------------------------------------------
   INVESTMENT SECURITIES                                                     (in thousands)
   Corporate Notes                                          $   247            $ --      $    (6)         $   241
   --------------------------------------------------------------------------------------------------------------
                                                            $   247            $ --      $    (6)         $   241
   ==============================================================================================================

The weighted average interest rate on investments was 7.35% and 7.57% for the years ended September 30, 1999 and 1998, respectively.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Proceeds from available for sale securities were $4.8 Million and $0 for the years ended September 30, 1999 and 1998, respectively. Gross realized gains were $23,000 and $0 for the years ended September 30, 1999 and 1998, respectively. The amortized cost and estimated fair value of securities at September 30, 1999, by contractual maturity, are as follows:

   AVAILABLE-FOR-SALE, SEPTEMBER 30, 1999
   -------------------------------------------------------------------------------------------------------------
                                                                                      Amortized             Fair
                                                                                         Cost              Value
   -------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
   AMOUNTS MATURING IN:
   One year or less                                                                    $ 9,900           $ 9,623
   After one year through five years                                                     3,507             3,442

   After five years through ten years                                                    1,000               955
   After ten years                                                                      26,106            26,000
   Mortgage-backed securities                                                           35,936            35,438
   -------------------------------------------------------------------------------------------------------------
                                                                                       $76,449           $75,458
   =============================================================================================================

   HELD-TO-MATURITY
   -------------------------------------------------------------------------------------------------------------
                                                                                      Amortized             Fair
                                                                                         Cost              Value
   -------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
   AMOUNTS MATURING IN:
   One year or less                                                                    $    --           $    --
   After one year through five years                                                     1,099             1,072

   After five years through ten years                                                    3,728             3,587
   After ten years                                                                      20,210            19,768
   Mortgage-backed securities                                                            7,729             7,578
   -------------------------------------------------------------------------------------------------------------
                                                                                       $32,766           $32,005
   =============================================================================================================

        AVAILABLE-FOR-SALE, SEPTEMBER 30, 1998
   -------------------------------------------------------------------------------------------------------------
                                                                                      Amortized             Fair
                                                                                         Cost              Value
   -------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
   AMOUNTS MATURING IN:
   One year or less                                                                    $    --           $    --
   After one year through five years                                                     6,523             6,538
   After five years through ten years                                                    8,099             8,089
   After ten years                                                                      20,063            20,186
   Mortgage-backed securities                                                           16,313            16,358
   -------------------------------------------------------------------------------------------------------------
                                                                                       $50,998           $51,171
   =============================================================================================================

                                 GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   TRADING
   -------------------------------------------------------------------------------------------------------------
                                                                                      Amortized             Fair
                                                                                         Cost              Value
   -------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
   AMOUNTS MATURING IN:
   After ten years                                                                     $   247           $   241
   -------------------------------------------------------------------------------------------------------------
                                                                                       $   247           $   241
   =============================================================================================================

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS RECEIVABLE        Loans receivable consists of the following:

   SEPTEMBER 30,                                                                        1999              1998
   -------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
   Mortgage loans:
      Single-family                                                                    $53,218           $17,198
      Multi-family                                                                       1,216             1,189
      Construction                                                                       4,624             5,520
      Commercial real estate                                                             5,665             2,246
      Land loans                                                                           871               723
   -------------------------------------------------------------------------------------------------------------
   Total mortgage loans                                                                 65,594            26,876

   Commercial loans                                                                      3,170               814
   Consumer loans                                                                        7,423               746
   -------------------------------------------------------------------------------------------------------------
   Total loans                                                                          76,187            28,436
   -------------------------------------------------------------------------------------------------------------

   Due borrowers on loans-in process                                                    (3,049)           (2,276)
   Deferred loan fees                                                                      106               (37)
   Allowance for loan losses                                                              (590)             (578)
   Unearned premium (discounts)                                                            138               (35)
   -------------------------------------------------------------------------------------------------------------
                                                                                        (3,395)           (2,926)
   -------------------------------------------------------------------------------------------------------------
   LOANS RECEIVABLE, NET                                                               $72,792           $25,510
   =============================================================================================================

Loans held for sale are all single-family mortgage loans.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in allowance for loan losses is summarized as follows:

                                                             Years ended
                                                             September 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                              (in thousands)
                           Balance, beginning           $    578       $    776
                           Provision for loan losses          26            159
                           Charge-offs                       (24)          (362)
                           Recoveries                         10              5
                                                        --------       --------
                           Balance, ending              $    590       $    578
                                                        ========       ========


The amount of loans serviced for others totaled $3.6 million and $1.7 million as of September 30, 1999 and September 30, 1998, respectively.

The allowance for uncollected interest, established for mortgage loans which are delinquent for a period of 90 days or more, amounted to $1,000 and $14,000 as of September 30, 1999 and September 30, 1998, respectively. This is the entire amount of interest income that would have been recorded in these periods under the contractual terms of such loans. Principal balances of non-performing loans related to reserves for uncollected interest totaled $23,000 and $230,000 as of September 30, 1999, and September 30, 1998, respectively.

5. ACCRUED INTEREST AND DIVIDENDS RECEIVABLE
   Accrued interest and dividends receivable consists of the following:

                                                        Years Ended
                                                       September 30,
                                                 --------------------------
                                                    1999           1998
                                                 -----------    -----------
                                                      (in thousands)
           Investments                           $      929     $      584
           Loans receivable                             500            254
           Accrued dividends on FHLB stock               20             17
                                                 ----------     ----------
                                                 $   $1,449     $      855
                                                 ==========     ==========

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. PREMISES AND EQUIPMENT
   Premises and equipment consists of the following:

                                                                  Years ended
                                                                 September 30,
                                                           --------------------------
                                                              1999           1998
                                                           -----------    -----------
                                                                (in thousands)

                    Furniture, fixtures and equipment      $    1,824     $    1,311
                    Leasehold improvements                      1,796            527
                                                           ----------     -----------
                                                                3,620          1,838
                    Less: Allowances for depreciation
                             and amortization                   1,402          1,080
                                                           ----------     ----------
                                                           $    2,218     $      758
                                                           ==========     ==========

7. FORECLOSED REAL ESTATE
   Foreclosed real estate is summarized as follows:
                                                                       Years ended
                                                                      September 30,
                                                                -------------------------
                                                                   1999           1998
                                                                ----------     ----------
                                                                     (in thousands)

              Real estate acquired through settlement of loans  $      187     $       90
                                                                ==========     ==========

The cost of operations for foreclosed real estate in the statements of operations consists of the following:

                                                             Years ended
                                                            September 30,
                                                      --------------------------
                                                         1999           1998
                                                      -----------    -----------
                                                            (in thousands)
                    INCOME:
                    Gain on sale                      $        -     $        -
                                                      ----------     ----------

                    EXPENSE:
                    Loss on sale                               4              1
                    Provision for (recovery of) loss          (6)             5
                    Operating expenses                        25             29
                                                      ----------     ----------

                                                              23              35
                                                      ----------     ----------

                    LOSS                              $      (23)    $      (35)
                                                      ==========     ==========


                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Activity in the provision for losses on foreclosed real
                        estate is summarized as follows:

                    --------------------------------------------------------------------
                                                     (in thousands)
                    Balance at September 30, 1997                                   $205
                    Provision charged to income                                       (5)
                    Charge-offs, net of recoveries                                  (178)
                    --------------------------------------------------------------------
                    Balance at September 30, 1998                                     22
                    Provision (recovery) charged to income                            (6)
                    Charge-offs, net of recoveries                                   (11)
                    --------------------------------------------------------------------

                    Balance at September 30, 1999                                   $  5
                    ====================================================================

8. DEPOSITS         Deposits are summarized as follows:

                    September 30, 1999
                    ---------------------------------------------------------------------------------------
                                                                       Ranges of
                                                                      Contractual
                                                 Amount              Interest Rates                      %
                    ---------------------------------------------------------------------------------------
                                                                     (in thousands)

                    Savings accounts                $  1,375                       3.25%                1.1
                    NOW/Money
                        market accounts               27,157                0.00 - 5.03%               21.1
                    Certificates of deposit           94,879                4.50 - 6.50%               73.5
                    Non-interest bearing
                       demand deposits                 5,596                       0.00%                4.3
                    ---------------------------------------------------------------------------------------

                                                    $129,007                                          100.0
                    =======================================================================================



                             September 30,1998
                    -------------------------------------------------------------------------------------------------
                                                                                 Ranges of
                                                                                Contractual
                                                           Amount              Interest Rates               %
                    -------------------------------------------------------------------------------------------------
                                                                               (in thousands)
                    Savings accounts                            $  703                       3.00%                0.9
                    NOW/Money
                       market accounts                           6,761                0.00 - 5.23%                8.9
                    Certificates of deposit                     55,422                4.50 - 6.50%               72.6
                    Non-interest bearing
                       demand deposits                          13,425                       0.00%               17.6
                    -------------------------------------------------------------------------------------------------
                                                               $76,311                                          100.0
                    =================================================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Certificates of deposit as of September 30, 1999 mature as follows:

Years ending September 30,
---------------------------------------------------------------------------
                                 (in thousands)
2000                                                                $77,508
2001                                                                 15,774
2002                                                                    596
2003                                                                    271
2004                                                                    730
---------------------------------------------------------------------------
                                                                    $94,879
===========================================================================

     Interest expense on deposit accounts consists of the followings:


Years ended September 30,                                1999               1998
--------------------------------------------------------------------------------
                                 (in thousands)
NOW/Money market accounts                                $840               $168
Savings accounts                                           36                 30
Certificates of deposit                                 4,623              1,965
--------------------------------------------------------------------------------
                                                       $5,499             $2,163
================================================================================

Deposits, including certificates of deposit, with balances in excess of $100,000 totaled $40.4 million and $34.5 million at September 30, 1999, and September, 30, 1998, respectively.

9. DEFERRED COMPENSATION PLAN

On October 30, 1997, the Company adopted a deferred compensation plan. Under the deferred compensation plan, an employee may elect to participate by directing that all or part of his or her compensation be credited to a deferral account. The election must be made prior to the beginning of the calendar year. The deferral account bears interest at 6% per year. The amounts credited to the deferral account are payable in preferred stock or cash at the election of the Board of Directors on the date the Company announces a change in control or the date three years from the date the participant elects to participate in the deferred compensation plan. At September 30, 1999, $500,000 was accrued as deferred compensation.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

The Bank has $47.0 million Credit availability as of September 30, 1999 from the Federal Home Loan Bank of Atlanta (FHLB), which it uses to fund loans originated by Greater Atlantic Mortgage Corporation. Any advances in excess of $10 million are required to be collateralized with eligible securities. The credit availability is at the discretion of the FHLB.

         The following table sets forth information regarding the Bank's borrowed funds:

                                                                         At or for the years ended
                                                                               September 30,
                                                                         --------------------------
                                                                            1999          1998
                                                                         ------------  ------------
                                                                          (dollars in thousands)
         FHLB Advances:
         Average balance outstanding                                         $16,371        $5,358
         Maximum amount outstanding at any month-end during the period        37,650        22,000

         Balance outstanding at end of period                                 37,650        22,000
         Weighted average interest rate during the period                      4.95%         5.34%

         Weighted average interest rate at end of period                       5.55%         6.00%

         Reverse repurchase agreements:
         Average balance outstanding                                           1,301         2,015
         Maximum amount outstanding at any month-end during the period         5,741         3,971

         Balance outstanding at end of period                                  5,741             -
         Weighted average interest rate during the period                      5.46%         5.66%

         Weighted average interest rate at end of period                       5.50%             -

         The Bank has pledged certain investments with carrying values of $55.4 million at September 30, 1999, to collateralize advances from the FHLB.

         First mortgage loans in the amount of $2.9 million are available to be pledged as collateral for the advances at September 30, 1999.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. INCOME TAXES
   The following is a summary of the income tax provision:

                                                                  Years ended
                                                                 September 30,
                                                          ---------------------------
                                                             1999             1998
                                                          -----------      ----------
                                                                (in thousands)
                Current - Federal (benefit) provision     $    (196)       $      467
                State (benefit) provision                       (50)              119
                                                          ---------        ----------
                                                               (246)              586

                Deferred - Federal and state                      77             (275)
                                                          ---------        ----------

                                                          $    (169)       $      311
                                                          =========        ==========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                                       Years ended
                                                                      September 30,
                                                               ---------------------------
                                                                  1999             1998
                                                               -----------       ---------
                                                                     (in thousands)
                Federal tax expense (benefit)                  $     (23)        $    311
                State tax expense (benefit)                          (35)              74
                Increase (decrease) in taxes resulting from:
                Change in the valuation allowance                    (80)              20
                Permanent differences                                  9              (16)
                Change in effective deferred tax rate                (41)             (63)
                Other                                                  1              (15)
                                                               ---------         --------

                Income tax (benefit) provision                 $    (169)        $    311
                                                               =========         ========

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            September 30,
                                                      -----------------------
                                                        1999          1998
                                                      ----------   ----------
                                                           (in thousands)
DEFERRED TAX ASSETS
   Net operating loss carryforwards                   $      679   $      679
   Allowance for loan loss                                   236          227
   Unrealized losses on securities                           404           --
   Loans held for sale                                        45          292
   Core deposit intangible                                    67           67
   Deferred loan fees                                         43           43
   Book over tax depreciation                                 53           66
   Post foreclosure write-down on foreclosed assets            2            9
   Compensation payable                                      196          196
   Net discounts (premiums) on second trusts                  46           48
   Miscellaneous items                                        59           46
                                                      ----------   ----------

Total deferred tax assets                                  1,830        1,673
                                                      ----------   ----------

DEFERRED TAX LIABILITIES
   FHLB stock dividends                                       39           39
   Deferred origination costs                                 --           89
                                                      ----------   ----------

Total deferred tax liabilities                                39          128
                                                      ----------   ----------

Net deferred tax assets                                    1,791        1,545
Less:  Valuation allowance                                   467          548
                                                      ----------   ----------

Total                                                 $    1,324   $      997
                                                      ==========   ==========

Management has provided a valuation allowance for net deferred tax assets, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized. During the year ended September 30, 1998 the Company increased its deferred tax asset by $662,000 by reducing goodwill associated with the acquisition of Greater Atlantic Savings Bank, FSB

At September 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1.7 million, which are available to offset future federal taxable income, if any, through 2011. As a result of the change in ownership of the Bank, the amount of any tax loss carryforward usage is restricted to an annual limitation of approximately $114,000.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. COMMITMENTS AND CONTINGENCIES

On July 28, 1999, First Guaranty Mortgage Corporation filed a complaint against the Company and it's wholly owned subsidiary GAB and GAMC in Circuit Court of Arlington, Virginia. This complaint alleges breach of contract and related claims against these three companies and employees of GAMC who formerly were employed at First Guaranty. First Guaranty alleges that GAMC, GAB and GAFC wrongfully interfered with the business of First Guaranty's Frederick, Maryland office by hiring the employees of that office. First Guaranty is seeking approximately $5,000,000 in compensatory and $20,000,000 in punitive damages. The Company believes that the allegations against GAB, GAFC and GAMC are without merit and is vigorously defending these claims. The litigation is in the early stages. In the opinion of management, after consultation with legal counsel, the ultimate disposition of this matter is not expected to have a material adverse effect on the consolidated financial condition of the Company.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At September 30, 1999, the Company had outstanding commitments to originate and purchase loans and undisbursed construction mortgages aggregating approximately $19.5 million. Fixed rate commitments are at market rates as of the commitment dates and generally expire within 60 days.

In addition, the Company was contingently liable under unfunded lines of credit for approximately $13.3 million and standby letters of credit for approximately $43,000.

Effective October 1, 1998, the Company renewed an employment agreement with the executive in charge of its mortgage division which calls for a base salary of $108,000 plus bonuses based on loan closings and net income levels. The term of this agreement is for one year and can be automatically extended.

Effective November 1, 1997, the Company entered into a three year employment agreement with the President and Chief Executive Officer of the Bank. The agreement can be automatically extended and was extended for an additional year effective October 9, 1998. The agreement provides for a base salary of $120,000 per year.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RENTAL COMMITMENTS

The Company has entered into lease agreements for the rental of certain properties expiring on various dates through February 28, 2019. The future minimum rental commitments as of September 30, 1999, for all noncancellable lease agreements, are as follows:


Years ending             Rental            Sublease             Net
September 30,          Commitments          Income          Commitment
----------------    ------------------  ----------------  ---------------
                               (in thousands)
2000                             $859               $26              $833
2001                              878                 -               878
2002                              894                 -               894
2003                              848                 -               848
2004                              687                 -               687
Thereafter                      3,277                 -             3,277
                    -----------------   ---------------   ---------------

Total                          $7,443               $26            $7,417
                    =================   ===============   ===============

Net rent expense for the years ended September 30, 1999 and September 30, 1998 was $825,000 and $455,000, respectively.

The Company has entered into sublease agreements with a tenant which occupies space in the Rockville branch office. The sublease terms for the Rockville branch office expire in January 1999. Rental income for the years ended September 30, 1999 and 1998 was $40,000 and $79,000, respectively.

13. REGULATORY MATTERS

The Bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS, with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The Bank did not pay any dividends during the periods ended September 30, 1999 and September 30, 1998.

Effective December 19, 1992, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The "Prompt Corrective Action" section of FDICIA created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At September 30, 1999 and September 30, 1998, the Bank was classified as a well capitalized financial institution.

As part of FDICIA, the minimum capital requirements that the Bank is subject to are as follows: 1) tangible capital equal to at least 1.5% of adjusted total assets, 2) core capital equal to at least 4% of adjusted total assets and 3) total risk-based capital equal to at least 8% of risk-based assets.

The following presents the Bank's capital position at September 30, 1999 and September 30, 1998:

                                               Required    Required       Actual      Actual
          At September 30, 1999                Balance     Percent        Balance     Percent      Surplus
-----------------------------------------------------------------------------------------------------------
                                                                   (in thousands)
Tangible                                        $2,963       1.50%       $20,782      10.52%       $17,819
Core                                            $7,901       4.00%       $20,782      10.52%       $12,881
Risk-based                                      $6,018       8.00%       $21,372      28.41%       $15,354
===========================================================================================================

                                               Required    Required       Actual      Actual
          At September 30, 1998                Balance     Percent        Balance     Percent      Surplus
-----------------------------------------------------------------------------------------------------------
                                                                   (in thousands)
Tangible                                        $1,603       1.50%        $6,277       5.87%        $4,674
Core                                            $4,274       4.00%        $6,277       5.87%        $2,003
Risk-based                                      $2,728       8.00%        $6,705      19.66%        $3,977
===========================================================================================================

The following is a reconciliation of the Bank's net worth as reported to the OTS on GAAP capital as presented in the accompanying financial statements.

                                                                         September 30,
                                                                     -----------------------
                                                                         1999       1998
                                                                     ----------  -----------
          GAAP CAPITAL                                                  $20,103      $6,384
          Unrealized (gains) losses on available for sale securities        679        (107)
                                                                     ----------  ----------
          TANGIBLE CAPITAL                                               20,782       6,277
              Adjustments                                                     -           -
                                                                     ----------  ----------
          CORE CAPITAL                                                   20,782       6,277
              Allowance for general loss reserves                           590         428
                                                                     ----------  ----------
          RISK-BASED CAPITAL                                            $21,372      $6,705
                                                                     ==========  ==========

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Failure to meet any of the three capital requirements after December 7, 1989 causes savings institutions to be subject to certain regulatory restrictions and limitations including a limit on asset growth, and the requirement to obtain regulatory approval before certain transactions or activities are entered into.

On December 18, 1995, a new supervisory agreement became effective, replacing the previous written agreement. The new agreement required the Board of Directors to submit a business plan and a capital plan, to establish internal control and audit procedures, as necessary, and to provide for proper self classification of assets and adequate recordkeeping. During the year ended September 30, 1997 Bank implemented a plan and submitted quarterly reports to the OTS. The objectives of the plan were successfully met during these periods. In October 1997, the OTS removed the supervisory agreement upon approval of the stock purchase by the new shareholders (see Note 2).

The FDIC proposed, and enacted into law on September 30, 1996, a one-time assessment on all SAIF-insured deposits of approximately .67 cents per $100 of domestic deposits held as of March 31, 1995. This one-time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits. On November 8, 1996, the Bank received an exemption from paying the special assessment. However, the Bank was required to pay regular semi-annual assessments to the SAIF from the first semi-annual period of 1997 through the second semi-annual period of 1999 according to the schedule of rates in effect for SAIF members on June 30, 1995. As a result of the stock purchase and recapitalization of the Bank (see Note 2), the Bank has elected to pay the assessment through a one-time payment. Accordingly, for the year ended September 30, 1998 the Bank paid approximately $83,000 for the assessment.

14. STOCKHOLDERS' EQUITY

On September 30, 1993, a group of individuals acquired 49% of the outstanding common stock of the Bank from the sole stockholder. Simultaneously with this purchase, both the new purchasers ("minority stockholders") and the existing stockholder ("majority stockholder"), exchanged their stock in the Bank for stock in a newly formed holding company. Additionally, the minority stockholders purchased 362,500 shares of noncumulative perpetual preferred stock in the amount of $1,450,000 from the Bank. Effective October 1, 1997, all shares of preferred and common stock were purchased as part of the business combination (see Note 2).

On June 30, 1999, the company issued 2,000,000 shares at $9.50 per share in an initial public offering of common stock. Proceeds, net of expenses, amounted to $17.4 million. On July 28, 1999 the underwriter exercised it's over-allotment option to purchase an additional 185,000 shares, which resulted in net proceeds of $1.6 million.

Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of September 30, 1999, 94,685 warrants were issued.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summary represents the activity under the Plan:

                                                                       Number of      Exercise       Expiration
                                                                        Shares          Price           Date
                                                                      ------------   ------------  ---------------
   At October 1, 1997
   Options granted                                                         16,667          $7.50       11-14-2007
                                                                      -----------
   Balance outstanding at September 31, 1998                               16,667
   Options granted                                                         41,667          $8.38       11-29-2008
                                                                      -----------
   Balance outstanding and exercisable at September 30, 1999               58,334
                                                                      ===========

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. For the year ended September 30, 1998, the company used the "Minimum Value" method to measure the compensation cost of stock options granted in 1998 with the following assumptions: risk-free interest rate of 5.45%, a dividend payout rate of zero, and an expected option life of five years, respectively. There were no adjustments made in calculating the fair value to account for non-transferability. For the year ended September 30, 1999, the fair value of stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 8.00%, expected volatility of 45%, a dividend pay out rate of zero and an expected option life of ten years.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:

                                                                      Years ended September 30,
                                                     ------------------------------------------------------------
                                                                1999                            1998
                                                     ----------------------------   -----------------------------
                                                       Reported      Pro Forma        Reported      Pro Forma
                                                     -------------  ------------    ------------   -------------
Net (loss) income                                    $        101   $      (129)    $        609   $         580
                                                     ============   ===========     ============   =============
Basic and diluted earnings (loss) per share          $       0.07   $     (0.09)    $       0.77   $        0.74
                                                     ============   ===========     ============   =============

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS PER SHARE OF COMMON STOCK

The Company reports earning per share in accordance with Statement of Financial Accounting Standards No. 128, (SFAS 128) "Earnings Per Share". SFAS 128 requires two presentations of earning per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted average number of common shares.

                                                              Year ended
                                                            September 30,
                                                    ---------------------------
                                                        1999            1998
                                                    ------------     ----------
                Basic                                  1,362,390        787,075
                Dilution relating to stock options         2,217              -
                                                    ------------     ----------
                Diluted                                1,364,607        787,075
                                                    ============     ==========

16.  RELATED PARTY TRANSACTIONS

The Bank offers loans to its officers, directors, employees and related parties of such persons for the financing of their homes, consumer and commercial loans. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectibility, or present other unfavorable features. Such loans are made on the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. The aggregate balance of loans to directors, officers and other related parties is $426,000 and $269,000 as of September 30, 1999 and September 30, 1998, respectively.

17.  MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The fair value information for financial instruments, which is provided below, is based on the requirements of Financial Accounting Standard Board Statement of Financial Accounting Standards No. 107 and does not represent the aggregate net fair value of the Bank.

Much of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is reasonable to estimate that value:

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is reasonable to estimate that value:

A. Cash and interest-bearing deposits - Fair value is estimated to be carrying value.

B. Investment securities - Fair value is estimated using quoted market prices or market estimates.

C. Loans receivable - For residential mortgage loans, fair value is estimated by discounting future cash flows using the current rate for similar loans.

D. Deposits - For passbook savings, checking and money market accounts, fair value is estimated at carrying value. For fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

E. Advances from the FHLB of Atlanta and Reverse Repurchase agreements - Fair value is estimated by discounting future cash flows at the currently offered rates for advances of similar remaining maturities.

F. Off-Balance Sheet Instruments - The fair value of commitments is determined by discounting future cash flows using the current rate for similar loans. Commitments to extend credit for other types of loans and standby letters of credit were determined by discounting future cashflows using current rates.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            The carrying value and estimated fair value of financial
                     instruments is summarized as follows:

                                                                    September 30,
                                                ------------------------------------------------------
                                                            1999                       1998
                                                 -----------------------------------------------------
                                                   Carrying      Estimated     Carrying     Estimated
                                                    value        fair value      value     fair value
                                                 -------------  ------------- ------------ -----------
                                                                    (in thousands)
       Assets:
       Cash and interest-
           bearing deposits                             $ 1,703      $ 1,703         $433         $433
       Investment securities                            108,224      107,463       51,171       51,171
       Loans receivable                                  80,228       79,193       50,831       51,717
       -----------------------------------------------------------------------------------------------

       Liabilities:
           Deposits                                     129,007      128,674       76,311       76,612
           Borrowings                                    43,391       43,341       22,000       22,010
       -----------------------------------------------------------------------------------------------

       Off-balance sheet
           Instruments:
           Commitments to
               extend credit                                  -          439            -          882
       Loans in process                                       -           11            -           19
       -----------------------------------------------------------------------------------------------

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. EMPLOYEE BENEFIT PLANS

The Company operates a 401(k) Profit Sharing Plan covering all full-time employees meeting the minimum age and service requirements. Contributions to the Profit Sharing Plan are at the discretion of the Company. The Company made no contributions for the years ended September 30, 1999 and 1998.

19. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        Years ended
                                                                       September 30,
                                                              -------------------------------
                                                                 1999                 1998
                                                              -----------           ---------
                                                                      (in thousands)
                 Cash paid during period for
                     interest on deposits and borrowings          $1,534               $2,429
                 ----------------------------------------------------------------------------

                 Transfer of loans for foreclosed assets          $  193               $   89
                 ----------------------------------------------------------------------------

        Following is a reconciliation of goodwill recorded in conjunction with the acquisition discussed in Note 2:

                 Acquisition
                 Year ended September 30, 1998
                 ----------------------------------------------------------
                                           (in thousands)
                 Total cash paid for acquisition                     $2,367
                 Fair market value of assets acquired                 1,667
                 ----------------------------------------------------------
                 Goodwill, October 1, 1997                              700
                 Amortization                                           (19)
                 Other                                                  (19)
                 Reduction from recording deferred tax  asset          (662)
                 ----------------------------------------------------------
                 Goodwill, September 30, 1998                         $   -
                 ==========================================================

20. SEGMENT REPORTING

The Company has two reportable segments, banking and mortgage banking. The Bank operates retail deposit branches throughout the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumer and small businesses with deposit products such as demand, transaction, savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in residential real estate loans purchased from the mortgage company and others, and also invests in mortgage-backed and other securities. The mortgage banking segment's activities, which are conducted principally through GAMC, include the production of residential real estate loans either for the bank's portfolio or for sale into the secondary market with servicing released.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of the segments are the same as those described in note
1. The Company evaluates performance based on net interest income, noninterest income, and noninterest expense. The total of these three items is the reportable segment's net contribution.

The Company's reportable segments are strategic business units that offer different services in different geographic areas. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

Since the Company derives a significant portion of it's revenue from interest income and interest expense, the segments are reported below using net interest income. Because the Company also evaluates performance based on noninterest income and noninterest expense, these measures of segment profit and loss are also presented.

                                                                                        Total                             Total
                                                                        Mortgage      Reportable     Intersegment       Operating
          For the Years Ended September 30,               Banking        Banking       Segments      Eliminations       Earnings
----------------------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
1999                                                         $  2,328        $  312       $  2,640         $      -      $  2,640
1998                                                            1,264            25          1,289                -         1,289
Noninterest income:
1999                                                         $    195        $5,925       $  6,120         $    (39)     $  6,081
1998                                                              484         5,785          6,269                -         6,269
Noninterest expense:
1999                                                         $  4,239        $4,589       $  8,828         $     39      $  8,789
1998                                                            2,247         4,391          6,638                -         6,638
Net income:
1999                                                         $   (893)       $  994       $    101                -           101
1998                                                             (711)        1,320            609                -      $    609
Segment assets:
1999                                                         $199,364        $8,072       $207,436         $ (8,613)     $198,823
1998                                                           80,237        27,087        107,324               18       107,342

-----------
(1) Segment net interest income reflects income after provision for loan losses.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21. RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company will be required to adopt SFAS 133 by October 1, 2000. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operation.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgage Loans Held For Sale By A Mortgage Banking Enterprise" ("SFAS 134"). SFAS 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The Company will be required to adopt SFAS 134 during the quarter ended December 31,1999. Presently, the Company's mortgage banking company does not securitize mortgage loans held for sale. Accordingly, the Company believes that adoption of SFAS 134 will have no material impact on its financial position or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Registrant's accountants on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                              MANAGEMENT OF THE BANK
DIRECTORS

The following table sets forth information regarding the board of directors of the bank.

                                                                                          DIRECTOR       TERM
NAME                               AGE      POSITION(S) HELD WITH THE BANK                 SINCE       EXPIRES
------------------------        ----------- -------------------------------------------  -----------  -----------

Carroll E. Amos                     51      Director, President and Chief                   1997         2002
                                            Executive Officer
William Calomiris                   78      Director, Chairman of the Board                 1997         2002
                                            of Directors
Paul J. Cinquegrana                 57      Director                                        1997         2000
Jeffrey M. Gitelman                 54      Director                                        1997         2001
Lynnette Dobbins Taylor             78      Director                                        1998         2001
James B. Vito                       73      Director                                        1998         2002
------------------------


EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

The following table sets forth information regarding the executive officers of the bank who are not also directors.

NAME                            AGE   POSITION(s) HELD WITH BANK
----                            ---   --------------------------

Edward C. Allen                  51    Senior Vice President, Chief Operating Officer
Jeremiah D. Behan                49    Senior Vice President, Construction Lending
Justin R. Golden                 48    Senior Vice President, Consumer Lending
Patsy J. Mays                    52    Senior Vice President, Small Business Lending and Retail Banking
Robert W. Neff                   51    Senior Vice President, Commercial Real Estate Lending
Laurel L. Mitchell               41    Corporate Secretary
David E. Ritter                  49    Senior Vice President and Chief Financial Officer

Each of the executive officers of the bank holds his or her office until his or her successors is elected and qualified or until removed or replaced. Officers are subject to re-election by the board of directors annually.

BIOGRAPHICAL INFORMATION

DIRECTORS

William Calomiris, Chairman of the Board of the company and the bank, is the President of Wm. Calomiris Investment Corporation, engaged in building, developing and property management. Until 1996, he served as Chairman of the Board of 1st Washington Bancorp and for Washington Federal Savings Bank.

Carroll E. Amos is President and Chief Executive Officer of the company and of the bank. He is a private investor who until 1996 served as President and Chief Executive Officer of 1st Washington Bancorp and Washington Federal Saving Bank.

Paul J. Cinquegrana is a Senior Vice President Investments of Johnston, Lemon & Co., Inc., a stock and bond brokerage firm.

Jeffrey M. Gitelman, D.D.S., is an Oral Surgeon and the owner of Jeffrey M. Gitelman -D.D.S., P.C.

Jeffrey W. Ochsman, is a partner in the law firm of Friedlander, Misler, Friedlander, Sloan & Herz, PLLC, Washington, D.C.

Lynnette Dobbins Taylor is President of Taylor Enterprises, Incorporated, a consulting firm to non-profit and civic related organizations; retired Executive Director, Delta Sigma Theta, Inc.

James B. Vito is Chairman of the Board, James B. Vito, Inc., a plumbing and heating company and managing general partner, James Properties, engaged in the sale and management of property.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Edward C. Allen joined the bank as a Senior Vice President and Chief Financial Officer in mid 1996 and became Chief Operating Officer in 1997. Prior to joining the bank, Mr. Allen was the Chief Financial Officer of Servus Financial Corp. from 1994 to 1996 and Senior Vice President of NVR Savings Bank from 1992 to 1994.

Jeremiah D. Behan joined the bank in 1998 as a Senior Vice President with primary responsibility for the bank's Construction Lending Department. From 1997 until joining the bank, Mr. Behan was the Senior Servicing Officer for Virginia Asset Financing Corporation. From 1986 until 1996, he served as Senior Vice President of Construction Administration and Servicing at Washington Federal Savings Bank.

Justin R. Golden joined the bank as Senior Vice President of the Consumer Lending Department in 1998. From 1984 until 1997 he served in various capacities at Citizens Bank, most recently having responsibility for reorganizing and operating that Bank's Home Equity Lending Function.

Patsy J. Mays joined the bank in 1998 as a Senior Vice President, primarily responsible for Small Business Lending and Retail Banking. Prior to joining the bank, Ms. Mays served as an Assistant Vice President at Wachovia Bank of South Carolina responsible for sales production and branch operations from 1995 to 1996. From 1993 until 1995 she served as Vice President for Branch Administration at Ameribanc Savings Bank.

Laurel L. Mitchell joined the bank and the company as Corporate Secretary in 1999 after three years as Executive Assistant to the Executive Director of Collier, Shannon, Rill and Scott, PLLC. Ms. Mitchell had previously been employed with America's Community Bankers from 1993 to 1997.

Robert W. Neff joined the bank in 1997 as Senior Vice President, Commercial Real Estate Lending. Prior to joining the bank, Mr. Neff served as a Consultant on commercial real estate loan brokerage with the First Financial Group of Washington after serving from 1984 until 1996 as an Executive Vice President for Commercial Real Estate Lending at Washington Federal Savings Bank.

David E. Ritter joined the bank and the company as a Senior Vice President and Chief Financial Officer in 1998. From 1996 to 1997, Mr. Ritter was a Senior Financial Consultant with Peterson Consulting. From 1988 until 1996, he was the Executive Vice President and Chief Financial Officer of Washington Federal Savings Bank.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the cash compensation paid by the bank for services rendered in all capacities during the fiscal years ended September 30, 1999 and 1998, to the Chief Executive Officer, the only executive officer of the bank who received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                            LONG-TERM COMPENSATION(2)
                                                                -----------------------------------------------------
                                 ANNUAL COMPENSATION(1)                  AWARDS           PAYOUTS
                         --------------------------------------------------------------------------------------------
NAME AND                                              OTHER     RESTRICTED  SECURITIES                 ALL OTHER
PRINCIPAL         FISCAL                              ANNUAL      STOCK     UNDERLYING      LTIP      COMPENSATION
POSITIONS          YEAR     SALARY       BONUS    COMPENSATION(2) AWARDS   OPTIONS/SARS   PAUOUTS         (2)
-------------------------------------- ------------------------------------------------------------------------------
Carroll E. Amos
  President and
  Chief Executive  1999    $119,167        $3,300      --          --         16,667        --            --
  Officer          1998    $107,133       $18,500      --          --         16,667        --            --

-------------
(1) Under Annual Compensation, the column titled "Bonus" consists of Board approved discretionary bonus.

(2) For 1999 and 1998, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation;
     (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock. For 1998, the bank had no restricted stock or stock related plans in existence.

EMPLOYMENT AGREEMENTS

Carroll E. Amos. Effective November 1, 1997, the bank entered into an employment agreement (the "Employment Agreement") with Mr. Amos. The Employment Agreement is intended to ensure that the bank and the company will be able to retain Mr. Amos who provides a stable and competent management base. The continued success of the bank and the company depends to a significant degree on the skills and competence of its executive officers, particularly Mr. Amos, the Chief Executive Officer.

The Employment Agreement provides for a three-year term for Mr. Amos and provides that commencing on the first anniversary date and continuing each anniversary date thereafter the board of directors may extend the Employment Agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the board of directors after conducting a performance evaluation of Mr. Amos. The Employment Agreement provides that Mr. Amos's base salary will be reviewed annually. The base salary provided for in the Employment Agreement for Mr. Amos for 1998 was $110,000. At the first anniversary date, Mr. Amos's base salary was increased to $120,000 and at the second anniversary date, his base salary was increased to $126,000. In addition to the base salary, the Employment Agreement provides for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated executive personnel. Effective November 1, 1998, the Employment Agreement also provides for an automobile allowance of $9,600 per year.

The Employment Agreement provides for termination by the bank for cause (as defined in the Employment Agreement) at any time. In the event the bank chooses to terminate Mr. Amos's employment for reasons other than for cause or, in the event of Mr. Amos's resignation from the bank upon: (i) failure to re-elect Mr. Amos to his current office; (ii) a material change in Mr. Amos's functions, duties or responsibilities; (iii) a relocation of Mr. Amos's principal place of employment by more than 30 miles; (iv) liquidation or dissolution of the bank or the company; or (v) a breach of the Employment Agreement by the bank, Mr. Amos or, in the event of death, Mr. Amos's beneficiary would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to Mr. Amos during the remaining term of the Employment Agreement. The bank would also continue to pay for Mr. Amos's life, health and disability coverage for the remaining term of the Employment Agreement. Upon any termination of Mr. Amos, Mr. Amos is subject to a covenant not to compete with the bank for one year.

Under the Employment Agreement, if involuntary termination or voluntary termination follows a change in control of the bank or the company, Mr. Amos or, in the event of his death, his beneficiary, would receive a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of stock-based incentives previously awarded to Mr. Amos; or (ii) three times the average of the three preceding taxable years' annual compensation. The bank would also continue Mr. Amos's life, health, and disability coverage for thirty-six months. In the event of a change in control of the bank, the total amount of payment due under the Employment Agreement, based solely on the base salary paid to Mr. Amos, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $360,000.

All reasonable costs and legal fees paid or incurred by Mr. Amos pursuant to any dispute or question of interpretation relating to the Employment Agreement are to be paid by the bank if he is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreement also provides that the bank will indemnify Mr. Amos to the fullest extent allowable under federal law.

T. Mark Stamm. Effective October 1, 1997, the bank entered into an employment agreement (the "Stamm Agreement") with Mr. Stamm. The Stamm Agreement was intended to ensure that the bank and the company would be able to retain the services of an experienced mortgage banking professional.

The Stamm Agreement was for a one-year term with total compensation comprised of three elements, a base salary for Mr. Stamm of $108,000, a production bonus of two basis points, payable monthly on each loan closed in a month, and a net income bonus equal to 37.5% of the net income, as defined, of the then mortgage banking division of the bank. In addition to the salary and bonus provisions, the Stamm Agreement provides for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated personnel. The Stamm Agreement also provides for an automobile allowance of $6,000 per year.

The Stamm Agreement provides for termination by the bank for cause (as defined in the Stamm Agreement) at any time. In the event the bank chose to terminate Mr. Stamm's employment for reasons other than for cause, Mr. Stamm or, in the event of death, Mr. Stamm's beneficiary would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to Mr. Stamm during the remaining term of the Stamm Agreement, but in no event less than three months. The bank would also continue and pay for Mr. Stamm's life, health and disability coverage for the remaining term of the Stamm Agreement, but in no event less than three months.

Under the Stamm Agreement, if involuntary termination or voluntary termination follows a change in control of the bank, Mr. Stamm or, in the event of his death, his beneficiary, would be entitled to receive a severance payment generally equal to the greater of: (i) the payments due for the remaining term of the agreement, including the value of stock-based incentives previously awarded to Mr. Stamm; or (ii) three times the average of the base salary, excluding bonuses and all other forms of compensation paid or to be paid to Mr. Stamm during the three preceding years. The bank would also continue Mr. Stamm's life, health, and disability coverage for thirty-six months. In the event of a change in control of the bank, the total amount of payment due under the Stamm

Agreement , based solely on the base salary paid to Mr. Stamm, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $324,000.

Effective October 1, 1998, the Stamm Agreement was modified to provide for his employment as President of Greater Atlantic Mortgage for a two-year term. Under the modified agreement, Mr. Stamm's compensation continues to be comprised of three elements, a base salary for Mr. Stamm of $108,000, a production bonus of two basis points, payable monthly on each loan closed in a month and a net income bonus. However, the net income bonus was reduced from 37.5% to 30% of the net income, as defined, of Greater Atlantic Mortgage. For the year ended September 30, 1998, Greater Atlantic Mortgage had net income before bonus of $3.1 million. The modified agreement further provides for the grant, within 45 days, of stock options to Mr. Stamm to purchase 25,000 shares of the common stock of the company at a price equal to the book value of the company at September 30, 1998, and for the grant of options to purchase an additional 10,000 shares of the common stock of the company, at the publicly traded price on September 30, 1999, if the net earnings of Greater Atlantic Mortgage for the fiscal year ending September 30, 1999 are equal to or greater than $1,625,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the company's common stock as of September 30, 1999, by (i) each director of the company, (ii) all directors and executive officers as a group and (iii) each person who is known by the company to own beneficially 5% or more of the common stock.

                                                                                    SHARES OF COMMON     OWNERSHIP AS
                                                                                   STOCK BENEFICIALLY    A PERCENT OF
     DIRECTORS AND EXECUTIVE OFFICERS                                                     OWNED             CLASS
     ----------------------------------------------------------------------------------------------------------------
     William Calomiris ..................................................                  357,895            11.90%
     Carroll E. Amos ....................................................                   43,860              1.46
     Paul J. Cinquegrana ................................................                   33,334              1.11
     Jeffrey M. Gitelman ................................................                   64,913              2.16
     Lynnette Dobbins Taylor ............................................                      134                 *
     James B. Vito ......................................................                   56,842              1.89
                                                                                           -------             -----
     Directors and executive officers as a group ........................                  556,978             18.52
                                                                                           -------             -----
     (15 persons)
     ---------------------------------------------------------------------
     * Indicates ownership which does not exceed 1.0%.

     PRINCIPAL SHAREHOLDERS (1)
     ---------------------------------------------------------------------
     Ralph Ochsman ......................................................                  238,597              7.93
     Robert I. Schattner ................................................                  355,229             11.81

     ---------------------------------------------------------------------

(1) The information is derived from the Schedule 13D filed by Mr. Schattner on July 12, 1999 and the Schedule 13D filed by Mr. Ochsman on July 12, 1999 and amended on August 2, 1999

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the board of directors.

The bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The bank's policy provides that all loans made by the bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate balance of loans to directors and executive officers is $426,000 and $269,000 at September 30, 1999 and 1998, respectively. Such loans were made by the bank in the ordinary course of business, with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

The company's policy is that all transactions between the company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the company than could have been obtained by it in arm's length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the company not having any interest in the transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

3.1 Certificate of Incorporation of Greater Atlantic Financial Corp. and amendment thereto*
3.2      Bylaws of Greater Atlantic Financial Corp.*
4.0      Specimen Stock Certificate of Greater Atlantic Financial Corp.*
10.1     Employment Agreement with Carroll E. Amos*
10.2 Employment Agreement of T. Mark Stamm with Greater Atlantic Mortgage Corporation*
10.3     Greater Atlantic Financial Corp. Deferred Compensation Plan*
10.4     Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan*
11.0     Statement re: Computation of Per Share Earnings
27.0     Financial Data Schedule


(b)      Reports on Form 8-K
         No reports on Form 8-K were filed by the company during the fourth quarter.

* Incorporated by reference from the From SB-2 filed with the Securities and Exchange Council on April 13, 1999, Registration No. 333-76169

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   GREATER ATLANTIC FINANCIAL CORP.

                   By: /s/ CARROLL E. AMOS
                      ---------------------------------------------
                           Carroll E. Amos
                           Chief Executive Officer (Principal Executive
                           Officer), President and Director

                           Dated: December 28, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                Title                             Date
----                                -----                             ----

/s/ WILLIAM CALOMIRIS               Chairman of the Board      December 28, 1999
----------------------------
    William Calomiris

/s/ PAUL J. CINQUEGRANA             Director                   December 28, 1999
----------------------------
    Paul J. Cinquegrana

/s/ JEFFREY M. GITELMAN             Director                   December 28, 1999
----------------------------
    Jeffrey M. Gitelman

/s/ LYNNETTE DOBBINS TAYLOR         Director                   December 28, 1999
----------------------------
    Lynnette Dobbins Taylor

/s/ JAMES B. VITO                   Director                   December 28, 1999
----------------------------
    James B. Vito

/s/ JEFFREY W. OCHSMAN              Director                   December 28, 1999
----------------------------
    Jeffrey W. Ochsman

/s/ CARROLL E. AMOS                 Chief Executive Officer    December 28, 1999
----------------------------        President and Director
    Carroll E. Amos

/s/ DAVID E. RITTER                 Senior Vice President and  December 28, 1999
----------------------------        Chief Financial Officer
    David E. Ritter