Form 10QSB
period 1999-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2000-02-14
CIK 1082735

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO ___________________.

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                           54-1873112
         -------------------------------             ----------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

                      10700 PARKRIDGE BOULEVARD, SUITE 450
                             RESTON, VIRGINIA 20191
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                  703-391-1300
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  At February 11, 2000, there were 3,007,434 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                          QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                      PAGE NO.
-------  ---------------------                                                      --------
Item 1.  Financial Statements

         Consolidated Balance Sheets December 31, 1999 (unaudited) and
         September 30, 1999 (audited)                                                   2

         Consolidated Statements of Operations (unaudited) Three
         months ended December 31, 1999 and December 31, 1998                           3

         Consolidated Statements of Comprehensive Income (unaudited)
         Three months ended December 31, 1999 and December 31, 1998                     4

         Consolidated Statements of Changes in Shareholders' Equity
         (unaudited) Three months ended December 31, 1999 and December 31, 1998         5

         Consolidated Statements of Cash Flows (unaudited) Three
         months ended December 31, 1999 and December 31, 1998                           6

         Notes to Consolidated Financial Statements                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    15

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                           16

Item 6.  Exhibits and Reports on Form 8-K                                              16


SIGNATURES                                                                             17

                           GREATER ATLANTIC FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                          December 31, September 30,
(DOLLARS IN THOUSANDS)                                       1999          1999
                                                          ------------ -------------
                                                          (Unaudited)
  ASSETS
Cash and cash equivalents                                  $   3,070    $   1,064
Interest bearing deposits                                     10,455          639
Investment securities:
         Available-for-sale                                   79,645       75,458
         Held-to-maturity                                     31,330       32,766
         Trading                                                  --           --
Loans held for sale                                            8,580        7,436
Loans receivable, net                                         85,361       72,792
Accrued interest and dividends receivable                      1,652        1,449
Deferred income taxes                                          1,324        1,324
Federal Home Loan Bank stock, at cost                          2,350        2,013
Foreclosed real estate                                           187          187
Premises and equipment, net                                    2,274        2,218
Prepaid expenses and other assets                                829        1,477
                                                           ---------    ---------
     Total Assets                                          $ 227,057    $ 198,823
                                                           =========    =========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                   $ 128,450    $ 129,007
Advance payments from borrowers
         for taxes and insurance                                 235          264
Accrued expenses and other liabilities                         1,186        1,171
Income taxes payable                                              --           --
Advances from the FHLB and other borrowings                   73,291       43,391
                                                           ---------    ---------
     Total Liabilities                                       203,162      173,833
                                                           ---------    ---------


Stockholders' Equity
Preferred stock $.01 par value - 2,500,000 shares                 --           --
       authorized, 0 shares outstanding at June 30, 1999
     Common stock, $.01 par value - 10,000,000
       shares authorized; 3,007,434 shares
         outstanding                                              30           30
          Additional paid-in capital                          25,132       25,132
     Retained earnings                                           379          710
     Accumulated other comprehensive income                   (1,646)        (882)
                                                           ---------    ---------
     Total  Stockholders' Equity                              23,895       24,990
                                                           ---------    ---------
                                                           $ 227,057    $ 198,823
                                                           =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended
                                                   December 31,
                                             ------------------------
(DOLLARS IN THOUSANDS)                        1999              1998
                                             -------          -------
Interest income
  Loans                                      $ 1,615          $   940
  Investments                                  1,943              850
                                             -------          -------
Total interest income                          3,558            1,790
                                             -------          -------

Interest expense
  Deposits                                     1,720            1,075
  Borrowed money                                 774              207
                                             -------          -------
Total interest expense                         2,494            1,282
                                             -------          -------
Net interest income                            1,064              508
Provision for loan losses                         --               22
                                             -------          -------
Net interest income after provision for
  loan losses                                  1,064              486
                                             -------          -------

Noninterest income
  Fees and service charges                       141              186
  Gain on sale of loans                          490            2,327
                                             -------          -------
Total noninterest income                         631            2,513
                                             -------          -------

Noninterest expense
  Compensation and employee benefits             970            1,528
  Occupancy                                      276              245
  Professional services                          286               43
  Advertising                                    139              157
  Deposit insurance premium                       19               17
  Furniture, fixtures and equipment              110               95
  Data processing                                 78               22
  Provision for (recovery of) loss on real

  estate owned
                                                  --              (11)
  Other real estate owned expenses                 8                9
  Other operating expenses                       354              436
                                             -------          -------
Total noninterest expense                      2,240            2,541
                                             -------          -------

Income (loss) before income tax provision       (545)             458
                                             -------          -------

Income tax (benefit) provision                  (214)             187
                                             -------          -------

Net income (loss)                            $  (331)         $   271
                                             -------          -------

Basic and diluted earnings (loss) per share  $ (0.11)         $  0.33
                                             =======          =======

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

                                                  Three Months Ended
                                                     December 31,
                                                ----------------------
(IN THOUSANDS)                                     1999         1998
                                                ----------   ---------

Net income                                      $     (331)  $     271
                                                ----------   ---------
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities               (764)       (239)
                                                ----------   ---------

Other comprehensive (loss) income                     (764)       (239)
                                                ----------   ---------

Comprehensive (loss) income                     $   (1,095)  $      32
                                                ==========   =========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                        GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                     Accumulated
                                                              Additional                other        Total
                                        Preferred    Common    Paid-in-    Retained Comprehensive Stockholders'
 (DOLLARS IN THOUSANDS)                   Stock      Stock     Capital     Earnings     Income      Equity
                                        ---------   --------  ----------   -------- ------------- -------------
Balance at
September 30, 1999                       $     --   $     30   $ 25,132    $    710    $   (882)   $ 24,990

Net income
for the period                                 --         --         --        (331)         --        (331)

Other comprehensive income,
net of tax of $-0-                             --         --         --          --        (764)       (764)
                                         --------   --------   --------    --------    --------    --------
Balance at
December 31, 1999                        $     --   $     30   $ 25,132    $    379    $ (1,646)   $ 23,895
                                         ========   ========   ========    ========    ========    ========

Balance at
September 30, 1998                       $     --   $      8   $  6,093    $    609    $    107    $  6,817

Net income for the period                      --         --         --         271          --         271
Other comprehensive income
net of tax of $    146                         --         --         --          --        (239)       (239)
                                         --------   --------   --------    --------    --------    --------
Balance at
December 31, 1998                        $     --   $      8   $  6,093    $    880    $   (132)   $  6,849
                                         ========   ========   ========    ========    ========    ========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Three Months Ended
                                                          December 31,
                                                      ----------------------
           (IN THOUSANDS)                               1999          1998
                                                      ---------    ---------
Cash flows from operating activities:
Net income                                            $    (331)   $     271
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses                                    --           22
Provision for losses on foreclosed assets                    --          (11)
Depreciation and amortization                                84           51
Deferred income taxes                                        --          207
Proceeds from sale of trading securities                     --          100
Unrealized loss (gain) on trading securities                 --           (4)
Realized gain on sale of mortgage-backed securities           7           --
Amortization of security premiums                           136           83
Amortization of deferred fees                               (21)         (17)
Amortization of mortgage-backed securities premiums          47           52
Discount accretion net of premium amortization               35           --
Loss on sale of foreclosed real estate                       --            2
Gain on sale of loans held for sale                        (491)      (2,328)
Disbursements for origination of loans                  (26,846)     (92,947)
Proceeds from sales of loans                             26,200      105,785
Accrued interest and dividend receivable                   (201)         (24)
Prepaid expenses and other assets                           640         (220)
Deferred loan fees collected, net of
  deferred costs incurred                                   (23)         (45)
Accrued expenses and other liabilities                       15         (176)
Income taxes payable                                         --           (6)
                                                      ---------    ---------


Net cash provided (used in) by operating activities   $    (749)   $  10,795
                                                      ---------    ---------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                       Three Months Ended
                                                                          December 31,
                                                                    ------------------------
     (IN THOUSANDS)                                                   1999            1998
                                                                    --------        --------
Cash flow from investing activities:
     Net (decrease) increase in loans                               $(12,560)       $ (3,155)
     Purchases of premises and equipment                                (139)           (896)
     Purchases of investment securities                               (5,621)        (11,422)
     Proceeds from sale of investment securities                         285           8,565
     Proceeds from repayments of investment securities                 1,804             804
     Purchases of mortgage-backed securities                          (2,696)        (14,063)
     Proceeds from sale of mortgage-backed securities                     (7)             --
     Proceeds from repayments of mortgage-backed securities            2,529           1,695
     Purchases of FHLB stock                                          (1,210)           (800)
     Proceeds from sale of FHLB stock                                    873             500
                                                                    --------        --------

Net cash used in investing activities                                (16,742)        (18,772)
                                                                    --------        --------

Cash flow from financing activities:
     Net increase (decrease) in deposits                                (556)         27,787
     Net advances (repayments) from FHLB                               9,350         (17,000)
     Net borrowings (repayments) on reverse repurchase agreements     20,550              --
     Increase (decrease) in advance payments by
          borrowers for taxes and insurance                              (30)            (13)
                                                                    --------        --------

Net cash provided by financing activities                             29,314          10,774
                                                                    --------        --------

Increase in cash and cash equivalents                                 11,823           2,797
                                                                    --------        --------

Cash and cash equivalents, at beginning of period                      1,703             433
                                                                    --------        --------

Cash and cash equivalents, at end of period                         $ 13,526        $  3,230
                                                                    ========        ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       INFORMATION AS OF DECEMBER 31, 1999
                AND FOR THE THREE MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the Company") and its wholly owned subsidiary, Greater Atlantic Bank ("the Bank"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the three ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

     In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the Company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. No impaired loans were identified by the Company at or during the three months ended December 31, 1999 or the year ended September 30, 1999.

          An analysis of the change in the allowance for loan losses was as follows:

                                         Nine months ended       Year ended
                                            December 31,       September 30,
                                       ----------------------  -------------
          (IN THOUSANDS)                 1999         1998         1999
                                       ---------    ---------    --------
          Balance, beginning           $     590    $     578    $    578

          Provision for loan losses           --           22          26

          Charge-offs                         --           --         (24)

          Recoveries                          --            5          10
                                       ---------    ---------    --------
          Balance, ending              $     590    $     605    $    590
                                       =========    =========    ========

(3) REGULATORY MATTERS

     The Bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior notice to the OTS, with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The Bank did not pay any dividends during the periods ended December 31, 1999, September 30, 1999.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                       INFORMATION AS OF DECEMBER 31, 1999
                AND FOR THE THREE MONTHS THEN ENDED IS UNAUDITED


    Effective December 19, 1992, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The "Prompt Corrective Action" section of FDICIA created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At December 31, 1999 the Bank was classified as a well capitalized financial institution.


          The following presents the Bank's capital position at December 31, 1999:

                              Required  Required   Actual     Actual
     (DOLLARS IN THOUSANDS)   Balance    Percent   Balance    Percent    Surplus
                              --------  ---------  --------  ---------  --------
    Leverage                  $ 11,308      5.00%  $ 22,476      9.94%  $ 11,168
    Tier 1 Risk-based         $  4,594      6.00%  $ 22,476     29.35%  $ 17,882
    Total Risk-based          $  7,657     10.00%  $ 23,066     30.12%  $ 15,409

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented elsewhere in this report.

     This report contains forward-looking statements. When used in this 10-Q report and in future filings by the company with the Securities and Exchange Commission (the "SEC"), in the company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The company wishes to advise readers that the factors listed above could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

     We are a savings and loan holding company which was originally organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank, a federally-chartered savings bank, and its wholly-owned subsidiary, Greater Atlantic Mortgage Corporation. Greater Atlantic Bank is a member on the Federal Home Loan Bank system and it's deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through five Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage Corporation.

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

     At December 31, 1999 the company's total assets were $227.1 million, compared to $198.8 million held at September 30, 1999, representing an increase of 14.20%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at December 31, 1999 were $85.4 million, an increase of $12.6 million or 17.27% from the $72.8 million held at September 30, 1999. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998

     NET INCOME. Net income for the three months ended December 31, 1999 amounted to a loss of $331,000 or $0.11 per share compared to net income of $271,000 or $0.33 per share for the three months ended December 31, 1998. The $602,000 decrease in net income over the comparable period one year ago was primarily due to a decrease in income from mortgage-banking activities.

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

     The following table presents a comparison of the components of interest income and expense and net interest income.

                                  THREE MONTHS ENDED
                                      DECEMBER 31,              DIFFERENCE
                                  -------------------      --------------------
          (DOLLARS IN THOUSANDS)   1999         1998       AMOUNT           %
                                  ------       ------      ------        ------
          Interest income:
            Loans                 $1,615       $  940      $  675         71.81%
            Investments            1,943          850       1,093        128.59
                                  ------       ------      ------        ------
               Total               3,558        1,790       1,768         98.77
                                  ------       ------      ------        ------

          Interest expense:
            Deposits               1,720       $1,075         645         60.00
            Borrowings               774          207         567        273.91
                                  ------       ------      ------        ------
               Total               2,494        1,282       1,212         94.54
                                  ------       ------      ------        ------
          Net interest income     $1,064       $  508      $  556        109.45%
                                  ======       ======      ======        ======


     Our growth in net interest income for the three months ended December 31, 1999 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $107.4 million or 108.02% over the comparable period one-year ago, coupled with a 2 basis point increase in net interest margin (net interest income divided by average interest-earning assets) which complemented the increase in net interest income. The modest increase in net interest margin was impacted as the Bank slowed its growth and held additional liquidity either in the form of low yielding short term investments or non-earning cash to meet perceived liquidity demands related to the year 2000 date change problem.

     Interest income for the three months ended December 31, 1999 increased $1.8 million from the three months ended December 31, 1998 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities resulting in large measure from the planned leveraging of our capital. The increase in interest income from the loan portfolio for the three months ended December 31, 1999 compared to interest income earned for the 1998 period resulted from an increase of $44.2 million in the average balance of loans outstanding. That increase was coupled with an increase in interest income from the investment and mortgage-backed securities portfolios, due to an increase of $63.2 million in the average outstanding balance, offset in part by a 32 basis point decrease in the average yield earned on the portfolio.

         The increase in interest expense for the three months ended December 31, 1999 compared to the 1998 period was principally the result of a significant increase in the average of total deposits and borrowed funds and was offset in part by a decrease of 3 basis points in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit of $31.5 million, or 46.08%, from $68.4 million for the three months ended December 31, 1998 to $99.9 million for the three months ended December 31, 1999, with the average rate paid decreasing from 5.62% for the three months ended December 31, 1998 to 5.40% for the three months ended December 31, 1999. The average rate we paid for deposits decreased from 5.49% for the three months ended December 31, 1998 to 5.26% for the three months ended December 31, 1999. That decrease in rate was offset in part by an increase of $52.4 million in the average outstanding balance of deposits.

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

     The provision for loan losses decreased from $22,000 during the three months ended December 31, 1998 to zero during the three months ended December 31, 1999. The reduction in the provision is directly related to an improvement in credit quality over that time period coupled with a decline in non-performing loans.

     NONINTEREST INCOME. Noninterest income decreased during the three months ended December 31, 1999, over the comparable period one year ago, primarily as a result of the decrease in gains on sale of loans, as loan sales and margins obtained by Greater Atlantic Mortgage were lower during the period when compared to the same period one year ago. The significant level of gains during the three months ended December 31, 1998 resulted from the company taking advantage of record loan origination volumes coupled with home loan refinancing and a declining interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

          The following table presents a comparison of the components of noninterest income.

                                     THREE MONTHS ENDED
                                       DECEMBER 31,           DIFFERENCE
                                     ------------------  ---------------------
     (DOLLARS IN THOUSANDS)           1999       1998     AMOUNT         %
                                     -------    -------   -------    ---------
     Noninterest income:
       Gain on sale of loans         $   490    $ 2,327   $(1,837)      (78.94)%
       Service fees on loans             105        175       (70)      (40.00)
       Service fees on deposits           37         10        27       270.00
       Other operating income             (1)         1        (2)     (200.00)
                                     -------    -------   -------    ---------
          Total noninterest income   $   631    $ 2,513   $(1,882)      (74.89)%
                                     =======    =======   =======    =========

     NONINTEREST EXPENSE. Noninterest expense decreased to $2.2 million for the three months ended December 31, 1999 from $2.5 million for the comparable period one year ago. Compensation and employee benefits decreased from the comparable period one year ago mainly because of a decrease in commissions to loan officers due to a decline in loan production and the related employee benefit cost associated with the decrease in compensation and was offset in part by increased staffing in the branch network and the hiring of additional administrative staff by the Bank. Professional services increased $243,000 from the 1998 quarter when compared to the 1999 quarter. That cost increase resulted from the testing in the Bank's internal computer system for compliance with the year 2000 date change and the litigation cost associated with a lawsuit filed against the mortgage banking subsidiary, the Bank and the Company.

          The following table presents a comparison of the components of noninterest expense.

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,                  DIFFERENCE
                                                        -----------------------     ------------------------
       (DOLLARS IN THOUSANDS)                              1999         1998          AMOUNT          %
                                                        ----------  -----------     ----------   -----------
       Noninterest expense:
          Compensation and employee benefits            $      970  $     1,528     $     (558)       (36.52)%
          Occupancy                                            276          245             31         12.65
          Professional services                                286           43            243        565.12
          Advertising                                          139          157           (18)       (11.46)
          Deposit insurance premium                             19           17              2         11.76
          Furniture, fixtures and equipment                    110           95             15         15.79
          Data processing                                       78           22             56        254.55
          Loss (recovery) from foreclosed real estate            8           (2)            10        500.00
          Other operating expense                              354          436            (82)       (18.81)
                                                        ----------  -----------     ----------   -----------
       Total noninterest expense                        $    2,240  $     2,541     $     (301)       (11.85)%
                                                        ==========  ===========     ==========   ===========

     INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax provision for the three months ended December 31, 1999 amounted to a benefit of $214,000 compared to a provision of $187,000 for the three months ended December 31, 1998. The reduction resulted from reduced earnings.

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

                                                    For the Three Months Ended December 31,
                                     ----------------------------------------------------------------
                                                 1999                               1998
                                     -----------------------------     ------------------------------
                                                Interest   Average                Interest    Average
                                     Average    Income/     Yield/      Average    Income/     Yield/
    (DOLLARS IN THOUSANDS)           Balance    Expense      Rate       Balance    Expense     Rate
                                     --------   --------   -------     --------   ---------   -------
Interest earning assets:
  Real estate loans                  $ 73,892   $  1,363      7.38%    $ 38,953    $    871      8.94%
  Consumer loans                        9,395        187      7.96        1,116          24      8.60
  Commercial business loans             3,160         65      8.23        2,171          45      8.29
                                     --------   --------   -------     --------    --------   -------
     Total loans                       86,447      1,615      7.47       42,240         940      8.90
Investment securities                  76,525      1,258      6.58       33,217         492      5.92
Mortgage-backed securities             43,796        685      6.26       23,941         358      5.98
                                     --------   --------   -------     --------    --------   -------
     Total interest-earning assets    206,768      3,558      6.88       99,398       1,790      7.20
                                                --------   -------                 --------   -------
Non-earning assets                      8,277                             4,524
                                     --------                          --------
     Total assets                    $215,045                          $103,922
                                     ========                          ========
Interest-bearing liabilities:
  Savings accounts                   $  1,190   $     10      3.36     $    766           6      3.13
  Now and money market                 29,615        360      4.86        9,144         107      4.68
  Certificates of deposit              99,970      1,350      5.40       68,436         962      5.62
                                     --------   --------   -------     --------    --------   -------
     Total deposits                   130,775      1,720      5.26       78,346       1,075      5.49
  FHLB advances                        37,440        515      5.50       13,411         163      4.86
  Other borrowings                     17,257        259      6.00        3,098          44      5.68
                                     --------   --------   -------     --------    --------   -------
     Total interest-bearing
       liabilities                    185,472      2,494      5.38       94,855       1,282      5.41
                                                --------   -------                 --------   -------
Noninterest-bearing liabilities:
      Noninterest-bearing
        demand deposits                 3,571                             1,497
      Other liabilities                   990                               704
                                     --------                          --------
         Total liabilities            190,033                            97,056
      Stockholders' equity             25,012                             6,866
                                     --------                          --------
         Total liabilities and
           stockholders' equity      $215,045                          $103,922
                                     ========                          ========
    Net interest income                         $  1,064                           $    508
                                                ========                           ========
    Interest rate spread                                      1.50%                              1.80%
                                                           =======                            =======
    Net interest margin                                       2.06%                              2.04%
                                                           =======                            =======

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

                                                          THREE MONTHS ENDED
                                                       DECEMBER 31, 1999 VS. 1998
                                                     --------------------------------
                                                         CHANGE ATTRIBUTABLE TO
                                                     --------------------------------
          (IN THOUSANDS)                             VOLUME       RATE         TOTAL
                                                     ------      ------        ------
          Real estate loans                          $  781      $ (289)       $  492
          Consumer loans                                178         (15)          163
          Commercial business loans                      21          (1)           20
                                                     ------      ------        ------
                Total loans                             980        (305)          675
          Investments                                   641         125           766
          Mortgage-backed securities                    297          30           327
                                                     ------      ------        ------
                Total interest-earning assets         1,918        (150)        1,768
                                                     ------      ------        ------

          Savings accounts                           $    3      $    1        $    4
          Now and money market accounts                 240          13           253
          Certificates of deposit                       443         (55)          388
                                                     ------      ------        ------
                Total deposits                          686         (41)          645
          FHLB advances                                 292          60           352
          Other borrowings                              201          14           215
                                                     ------      ------        ------
                Total interest-bearing liabilities    1,179          33         1,212
                                                     ------      ------        ------
          Change in net interest income              $  739      $ (183)       $  556
                                                     ======      ======        ======

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

       Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since September 30, 1999

                        GREATER ATLANTIC FINANCIAL CORP.


PART II.         OTHER INFORMATION

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

We believe that the allegations against GAMC, GAB and GAFC are without merit. We are vigorously defending these claims. Although we can give no assurance, we believe that the ultimate outcome of this matter will not materially adversely affect our financial condition.

Item 2.          Changes in Securities

                         Not Applicable

Item 3.          Defaults Upon Senior Securities

                         Not Applicable

Item 4.          Submission of Matters To A Vote of Security Holders

                         Not Applicable


Item 5.          Other Information

                         Not Applicable

Item 6.          Exhibits and Reports on Form 8-K

                         Exhibits Required
                         Exhibit 11: Computation of Earnings Per Share
                         Exhibit 27: Financial Data Schedule

                         Reports on Form 8-K
                         No reports on Form 8-K were filed during the three months ended December 31, 1999.

                        GREATER ATLANTIC FINANCIAL CORP.

                                   SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GREATER ATLANTIC FINANCIAL CORP.
                                  --------------------------------
                                           (Registrant)


Date: February 11, 2000           BY:  /s/ CARROLL E. AMOS
                                       -----------------------------------------
                                           Carroll E. Amos
                                           President and Chief Executive Officer



Date: February 11, 2000           BY:  /s/ DAVID E. RITTER
                                       -----------------------------------------
                                           David E. Ritter
                                           Senior Vice President and
                                           Chief Financial Officer

Exhibit 11

                           COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                            FOR THE THREE MONTHS ENDED
                                                            --------------------------
       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)         1999            1998
       -----------------------------------------------      -----------    -----------
       NET(LOSS) INCOME                                     $      (331)   $       271

       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             3,007,434        813,467

       COMMON STOCK EQUIVALENTS DUE TO DILUTIVE EFFECT OF
       STOCK OPTIONS                                                 --          1,751

       TOTAL WEIGHTED AVERAGE COMMON SHARES AND COMMON

       SHARE EQUIVALENTS OUTSTANDING                          3,007,434        815,218

       BASIC (LOSS) EARNINGS PER COMMON SHARE AND COMMON
       SHARE EQUIVALENTS                                    $     (0.11)   $      0.33

       DILUTED (LOSS) EARNINGS PER COMMON SHARE             $     (0.11)   $      0.33

                                          18