Form 10QSB
period 2000-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2000-05-12
CIK 1082735

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

 At May 9, 2000, there were 3,007,434 shares of the registrant's Common Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  Financial Statements

         Consolidated Balance Sheets March 31, 2000 (unaudited)
         and September 30, 1999 (audited)                                    2

         Consolidated Statements of Operations (unaudited)
         Three and six months ended March 31, 2000 and March 31, 1999        3

         Consolidated Statements of Comprehensive Income (unaudited)
         Six months ended March 31, 2000 and March 31, 1999                  4

         Consolidated Statements of Changes in Stockholder's
         Equity (unaudited)
         Six months ended March 31, 2000 and March 31, 1999                  5

         Consolidated Statements of Cash Flows (unaudited)
         Six months ended March 31, 2000 and March 31, 1999                  6

         Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         21

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                  22

Item 4.  Submission of Matters to a Vote of Security Holders                22

Item 6.  Exhibits and Reports on Form 8-K                                   22


SIGNATURES                                                                  23
----------

                        GREATER ATLANTIC FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                       March 31,   September 30,
(DOLLARS IN THOUSANDS)                                   2000          1999
                                                       --------      --------
                                                             (Unaudited)
              ASSETS
Cash and cash equivalents                              $    766      $  1,064
Interest bearing deposits                                    --           639
Investment securities:
   Available-for-sale                                   103,111        75,458
   Held-to-maturity                                      30,361        32,766
Loans held for sale                                       8,188         7,436
Loans receivable, net                                   110,081        72,792
Accrued interest and dividends receivable                 1,982         1,449
Deferred income taxes                                     1,324         1,324
Federal Home Loan Bank stock, at cost                     3,145         2,013
Foreclosed real estate                                      109           187
Premises and equipment, net                               2,369         2,218
Prepaid expenses and other assets                         1,610         1,477
                                                       --------      --------
     Total Assets                                      $263,046      $198,823
                                                       ========      ========

          LIABILITIES  AND STOCKHOLDERS' EQUITY
Deposits                                               $138,453      $129,007
Advance payments from borrowers
   for taxes and insurance                                  358           264
Accrued expenses and other liabilities                      915         1,171
Advances from the FHLB and other borrowings              99,395        43,391
                                                       --------      --------
     Total Liabilities                                  239,121       173,833
                                                       --------      --------

Stockholders' Equity
  Preferred stock $.01 par value - 2,500,000 shares
     authorized, 0 shares outstanding at June 30, 1999       --            --
   Common stock, $.01 par value - 10,000,000
     shares authorized; 3,007,434 shares
       outstanding                                           30            30
   Additional paid-in capital                            25,132        25,132
   Retained earnings                                        109           710
   Accumulated other comprehensive loss                  (1,346)         (882)
                                                       --------      --------
   Total  Stockholders' Equity                           23,925        24,990
                                                       --------      --------
                                                       $263,046      $198,823
                                                       ========      ========

                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                      -------------------   -------------------

(DOLLARS IN THOUSANDS)                   2000      1999        2000      1999
                                      ---------   -------   ---------   -------
Interest income
  Loans                               $   2,083   $   928   $   3,698   $ 1,868
  Investments                             2,141     1,072       4,084     1,922
                                      ---------   -------   ---------   -------
Total interest income                     4,224     2,000       7,782     3,790
                                      ---------   -------   ---------   -------
Interest expense
  Deposits                                1,777     1,348       3,497     2,423
  Borrowed money                          1,171       162       1,945       369
                                      ---------   -------   ---------   -------
Total interest expense                    2,948     1,510       5,442     2,792
                                      ---------   -------   ---------   -------
Net interest income                       1,276       490       2,340       998
Provision for loan losses                     7         1           7        23
                                      ---------   -------   ---------   -------
Net interest income after
  provision for loan losses               1,269       489       2,333       975
                                      ---------   -------   ---------   -------
Noninterest income
  Fees and service charges                  140        98         282       282
  Gain on sale of loans                     423     2,068         913     4,396
  Gain (Loss) on sale of
    investment securities                   (62)       12         (68)       10
  Gain (Loss) on sale of
    real estate owned                         3        (1)          2        (4)
  Other operating income                     --         1           5         8
                                      ---------   -------   ---------   -------
Total noninterest income                    504     2,178       1,134     4,692
                                      ---------   -------   ---------   -------
Noninterest expense
  Compensation and employee benefits      1,095     1,409       2,065     2,937
  Occupancy                                 304       205         580       450
  Professional services                     117        61         403       104
  Advertising                               123        89         262       247
  Deposit insurance premium                  10        14          29        31
  Furniture, fixtures and equipment         100       116         209       211
  Data processing                           136        41         214        62
  Provision for (recovery of)
    loss on real estate owned                --         5          --        (6)
  Other real estate owned expenses            3         2          11        11
  Other operating expenses                  327       504         681       940
                                      ---------   -------   ---------   -------
Total noninterest expense                 2,215     2,446       4,454     4,987
                                      ---------   -------   ---------   -------
Income (loss) before income
  tax provision                            (442)      221        (987)      680
                                      ---------   -------   ---------   -------

Income tax (benefit) provision             (172)       70        (386)      258
                                      ---------   -------   ---------   -------

Net income (loss)                     $    (270)  $   151   $    (601)  $   422
                                      =========   =======   =========   =======
Basic Earnings Per Share              $   (0.09)  $  0.18   $   (0.20)  $  0.52

Diluted Earnings Per Share            $   (0.09)  $  0.18   $   (0.20)  $  0.52

Basic Weighted Average Shares         3,007,434   821,140   3,007,434   817,264

Diluted Weighted Average Share        3,007,434   822,891   3,007,434   819,024

                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

                                                              Six Months Ended
                                                                  March 31,
                                                             ------------------
(IN THOUSANDS)                                                 2000       1999
                                                             -------      -----
Net (loss) income                                            $  (601)     $ 422
                                                             -------      -----
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities                         (464)      (322)
                                                             -------      -----

Other comprehensive (loss) income                               (464)      (322)
                                                             -------      -----

Comprehensive (loss) income                                  $(1,065)     $ 100
                                                             =======      =====

                        GREATER ATLANTIC FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                   Accumulated
                                                                Additional                            other                Total
                               Preferred         Common          Paid-in-         Retained        Comprehensive        Stockholders'
(DOLLARS IN THOUSANDS)           Stock           Stock           Capital          Earnings           Income               Equity
                               ---------         ------         ----------        --------        -------------        -------------
Balance at
September 30, 1999                $  --           $30            $25,132          $   710           $  (882)             $ 24,990

Net loss
for the period                       --            --                 --             (601)               --                  (601)

Other comprehensive
loss, net of tax of $461             --            --                 --               --              (464)                 (464)
                                  -----           ---            -------          -------           -------              --------
Balance at
March 31, 2000                    $  --           $30            $25,132          $   109           $(1,346)             $ 23,925
                                  =====           ===            =======          =======           =======              ========

Balance at
September 30, 1998                $  --           $ 8            $ 6,093          $   609           $   107              $  6,817

Issuance of
8,961 common shares                  --            --                 75               --                --                    75

Net income for the period            --            --                 --              422                --                   422

Other comprehensive
income net of tax of $146            --            --                 --               --              (322)                 (322)
                                  -----           ---            -------          -------           -------              --------
Balance at
March 31, 1999                    $  --           $ 8            $ 6,168          $ 1,031           $  (215)             $  6,992
                                  =====           ===            =======          =======           =======              ========


                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Six Months Ended
                                                                March 31,
                                                          -------------------
(IN THOUSANDS)                                              2000        1999
                                                          -------     -------

Cash flows from operating activities:

Net (loss) income                                         $  (601)    $   422
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
Provision for loan losses                                       7          23
Provision for losses on foreclosed assets                      --          (6)
Depreciation and amortization                                 166         172
Deferred income taxes                                          --         318
Proceeds from sale of trading securities                       --         243
Unrealized loss (gain) on trading securities                   --          (6)
Loss (gain) on sale of investment securities                   41          --
Loss (gain) on sale of mortgage-backed securities              27          (2)
Amortization of investment security premiums                  241         285
Amortization of deferred fees                                 (44)         27
Amortization of mortgage-backed securities premiums            88          --
Discount accretion net of premium amortization                 30         (92)
(Gain) loss on sale of foreclosed real estate                  (2)          4
(Gain) on sale of loans held for sale                        (913)     (4,396)
Disbursements for origination of loans                    (48,681)    (186,528)
Proceeds from sales of loans                               48,850     214,879
Accrued interest and dividend receivable                     (534)       (120)
Prepaid expenses and other assets                             322        (500)
Deferred loan fees collected, net of
  deferred costs incurred                                      28         (19)
Accrued expenses and other liabilities                       (256)       (271)
Income taxes payable                                           --          48
                                                          -------     -------

Net cash (used in) provided by operating activities       $(1,231)    $24,481
                                                          -------     -------

                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                              Six Months Ended
                                                                  March 31,
                                                             ------------------
(IN THOUSANDS)                                                 2000       1999
                                                             -------    -------
Cash flow from investing activities:
     Net (decrease) in loans                                 $(37,419)  $(5,986)
     Purchases of premises and equipment                        (317)    (1,097)
     Proceeds from sale of foreclosed real estate                190         99
     Purchases of investment securities                      (13,183)   (23,853)
     Proceeds from sale of investment securities               1,009        250
     Proceeds from repayments of investment securities         2,964     10,168
     Purchases of mortgage-backed securities                 (23,450)   (19,884)
     Proceeds from sale of mortgage-backed securities            960      2,015
     Proceeds from repayments of mortgage-backed securities    5,128      4,536
     Purchases of FHLB stock                                  (3,290)    (2,566)
     Proceeds from sale of FHLB stock                          2,158      2,553
                                                             -------    -------
Net cash used in investing activities                        (65,250)   (33,765)
                                                             -------    -------
Cash flow from financing activities:
     Net increase in deposits                                  9,447     35,781
     Issuance of common stock                                     --         75
     Net advances (repayments) from FHLB                      24,650    (17,000)
     Net borrowings on reverse repurchase agreements          31,354         --
     Increase in advance payments by
       borrowers for taxes and insurance                          93         20
                                                             -------    -------

Net cash provided by financing activities                     65,544     18,876
                                                             -------    -------

(Decrease) increase in cash and cash equivalents                (937)     9,592
                                                             -------    -------

Cash and cash equivalents, at beginning of period              1,703        433
                                                             -------    -------

Cash and cash equivalents, at end of period                  $   766    $10,025
                                                             =======    =======

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF MARCH 31, 2000 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the Company") and its wholly owned subsidiary, Greater Atlantic Bank ("the Bank"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000 or any future periods.

(2)  LOAN IMPAIRMENT AND LOAN LOSSES

     In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the Company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. No impaired loans were identified by the Company at or during the six months ended March 31, 2000 or the year ended September 30, 1999.

      An analysis of the change in the allowance for loan losses follows:

                                   Six Months Ended             Year Ended
                                       March 31,               September 30,
                                ------------------------      ----------------
(IN THOUSANDS)                       2000           1999                  1999
                                ---------     ----------      ----------------
Balance, beginning                   $590           $578                  $578
Provision for loan losses               7             23                    26
Charge-offs                          (27)            (1)                   (24)
Recoveries                              -             10                    10
                                ---------     ----------      ----------------
Balance, ending                      $570           $610                  $590
                                =========     ==========      ================

(3)  REGULATORY MATTERS

     The Bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior notice to the OTS, with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The Bank did not pay any dividends during the periods ended September 30, 1999 or March 31, 2000.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      INFORMATION AS OF MARCH 31, 2000 AND
                  FOR THE THREE MONTHS THEN ENDED IS UNAUDITED

     Effective December 19, 1992, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The "Prompt Corrective Action" section of FDICIA created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At March 31, 2000 the Bank was classified as a well capitalized financial institution.

     The following presents the Bank's capital position at March 31, 2000:

                               Required   Required  Actual      Actual
(DOLLARS IN THOUSANDS)         Balance     Percent  Balance     Percent  Excess
                               --------   --------  -------     -------  -------

Leverage                       $13,176      5.00%   $25,605      9.72%   $12,429
Tier 1 Risk-based              $ 6,337      6.00%   $25,605     24.25%   $19,268
Total Risk-based               $10,561     10.00%   $26,175     24.78%   $15,614


(4)  EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three and six month periods ended March 31, 2000 and 1999.

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          MARCH 31,              MARCH 31,
                                   ---------------------   ---------------------
(DOLLARS IN THOUSANDS EXCEPT
  PER SHARE AMOUNTS)                  2000         1999       2000         1999
                                   ----------    -------   ----------    -------
Net income (loss)                  $     (270)   $   151   $     (601)   $   422
Weighted average common
  shares outstanding                3,007,434    821,140    3,007,434    817,264
Common stock equivalents
  due to dilutive effect
  of stock options                         --      1,751           --      1,750
Total weighted average
  common shares and
  common share equivalents
  outstanding                       3,007,434    822,891    3,007,434    819,024
Basic (loss) earnings per
  common share and common
  share equivalents                $    (0.09)   $  0.18   $    (0.20)   $  0.52

Diluted (loss) earnings
  per common share                 $    (0.09)   $  0.18   $    (0.20)   $  0.52

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

     This report contains forward-looking statements. When used in this 10-QSB report and in future filings by the company with the Securities and Exchange Commission (the "SEC"), in the company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The company wishes to advise readers that the factors listed above could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     The company's profitability is also affected by the level of its non-interest income and operating expenses. Non- interest income consists primarily of gains on sales of loans and available-for-sale investments, service charge fees and commissions earned by non-bank subsidiaries. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

     At March 31, 2000 the company's total assets were $263.0 million, compared to $198.8 million held at September 30, 1999, representing an increase of 32.30%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at March 31, 2000 were $110.1 million, an increase of $37.3 million or 51.23% from the $72.8 million held at September 30, 1999. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At March 31, 2000 investment securities were $133.5 million, an increase of $25.2 million or 23.33% from the $108.2 million held at September 30, 1999.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2000 AND MARCH 31, 1999

     NET INCOME. For the three months ended March 31, 2000 the company incurred a loss of $270,000 or $0.09 per share compared to net income of $151,000 or $0.18 per share for the three months ended March 31, 1999. The $421,000 decrease in net income over the comparable period one year ago was primarily due to a decrease in income from mortgage- banking activities.

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

     The following table presents a comparison of the components of interest income and expense and net interest income.

                                     THREE MONTHS ENDED
                                           MARCH 31,             DIFFERENCE
                                     ------------------      ------------------
(DOLLARS IN THOUSANDS)                2000        1999       AMOUNT         %
                                     ------      ------      ------      ------
Interest income:
  Loans                              $2,083      $  928      $1,155      124.46%
  Investments                         2,141       1,072       1,069       99.72
                                     ------      ------      ------      ------
     Total                            4,224       2,000       2,224      111.20
                                     ------      ------      ------      ------

Interest expense:
  Deposits                            1,777       1,348         429       31.82
  Borrowings                          1,171         162       1,009      622.84
     Total                            2,948       1,510       1,438       95.23
                                     ------      ------      ------      ------
Net interest income                  $1,276      $  490      $  786      160.41%
                                     ======      ======      ======      ======

     Our growth in net interest income for the three months ended March 31, 2000 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $111.4 million or 91.11% over the comparable period one-year ago and was coupled with a 59 basis point increase in net interest margin (net interest income divided by average interest-earning assets). The increase in net interest margin resulted from the significant increase in average earning assets coupled with an increase in the yield associated with these assets.

     Interest income for the three months ended March 31, 2000 increased $2.2 million compared to the three months ended March 31, 1999 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities resulting in large measure from the planned leveraging of our capital. The increase in interest income from the loan portfolio for the three months ended March 31, 2000 compared to interest income earned for the 1999 period resulted from an increase of $61.3 million in the average balance of loans outstanding. That increase was coupled with an increase in interest income from the investment and mortgage-backed securities portfolios, due to an increase of $50.0 million in the average outstanding balance, and a 114 basis point increase in the average yield earned on the portfolio.

     The increase in interest expense for the three months ended March 31, 2000 compared to the 1999 period was principally the result of a significant increase in average deposits and borrowed funds and an increase of 40 basis points in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and Now and money market accounts of $27.4 million, or 26.68%, from $102.7 million for the three months ended March 31, 1999 to $130.1 million for the three months ended March 31, 2000, with the average rate paid increasing from 5.22% for the three months ended March 31, 1999 to 5.44% for the three months ended March 31, 2000. The average rate we paid for deposits increased from 5.21% for the three months ended March 31, 1999 to 5.42% for the three months ended March 31, 2000. That increase in rate was coupled with an increase of $27.5 million in the average outstanding balance of deposits.

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

     The provision for loan losses was increased from $1,000 during the three months ended March 31, 1999 to $7,000 during the three months ended March 31, 2000. The increase in the provision was related to an increase in loan volume coupled with an increase in non-performing loans.

     NONINTEREST INCOME. Noninterest income decreased during the three months ended March 31, 2000, over the comparable period one year ago, primarily as a result of the decrease in gains on sale of loans. Loan sales and margins obtained by Greater Atlantic Mortgage, the Bank's wholly owned subsidiary, were lower than the same period one year ago. The significant level of gains during the three months ended March 31, 1999 resulted from the company taking advantage of loan origination volumes coupled with home loan refinancing and a declining interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

                    The following table presents a comparison of the components of noninterest income.

                                       THREE MONTHS ENDED
                                            MARCH 31,            DIFFERENCE
                                        ----------------    ------------------
(DOLLARS IN THOUSANDS)                   2000      1999      AMOUNT        %
                                        -----     ------    -------     ------
Noninterest income:
   Gain on sale of loans                $ 423     $2,068    $(1,645)    (79.55)%
   Service fees on loans                  105         86         19      22.09
   Service fees on deposits                35         12         23     191.67
   Other operating income                 (59)        12        (71)    (591.67)
                                        -----     ------    -------     ------
      Total noninterest income          $ 504     $2,178    $(1,674)    (76.86)%
                                        =====     ======    =======     ======

     NONINTEREST EXPENSE. Noninterest expense decreased to $2.2 million for the three months ended March 31, 2000 from $2.4 million for the comparable period one year ago. Compensation and employee benefits decreased from the comparable period one year ago mainly because of a decrease in commissions to loan officers resulting from a decline in loan production and the related employee benefit cost associated with the decrease in compensation and was offset in part by increased staffing in the branch network and the hiring of additional administrative staff by the Bank.

                    The following table presents a comparison of the components of noninterest expense.

                                              THREE MONTHS ENDED
                                                   MARCH 31,      DIFFERENCE
                                                --------------  --------------
(DOLLARS IN THOUSANDS)                           2000    1999   AMOUNT     %
                                                ------  ------  -----   ------
Noninterest expense:
   Compensation and employee benefits           $1,095  $1,409  $(314)  (22.29)%
   Occupancy                                       304     205     99    48.29
   Professional services                           117      61     56    91.80
   Advertising                                     123      89     34    38.20
   Deposit insurance premium                        10      14     (4)  (28.57)
   Furniture, fixtures and equipment               100     116    (16)  (13.79)
   Data processing                                 136      41     95   231.71
   Loss (recovery) from foreclosed real estate       3       7     (4)  (57.14)
   Other operating expense                         327     504   (177)  (35.12)
                                                ------  ------  -----   ------
     Total noninterest expense                  $2,215  $2,446  $(231)   (9.44)%
                                                ======  ======  =====   ======

     INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax provision for the three months ended March 31, 2000 amounted to a benefit of $172,000 compared to a provision of $70,000 for the three months ended March 31, 1999. The reduction resulted from reduced earnings.

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

                                                                          For the Three Months Ended March 31,
                                                   --------------------------------------------------------------------------------
                                                                   2000                                        1999
                                                   --------------------------------------       -----------------------------------
                                                                 Interest        Average                      Interest      Average
                                                    Average       Income/         Yield/         Average       Income/       Yield/
(DOLLARS IN THOUSANDS)                              Balance       Expense          Rate          Balance       Expense        Rate
                                                   --------       --------       --------       --------      --------     --------
Interest earning assets:
  Real estate loans                                $ 90,941       $  1,731           7.61%      $ 39,918      $    804         8.06%
  Consumer loans                                     12,440            256           8.23          3,243            60         7.40
  Commercial business loans                           4,359             96           8.81          3,244            64         7.89
                                                   --------       --------       --------       --------      --------     --------
    Total loans                                     107,740          2,083           7.73         46,405           928         8.00
Investment securities                                75,082          1,324           7.05         45,456           664         5.84
Mortgage-backed securities                           50,769            817           6.44         30,369           408         5.37
                                                   --------       --------       --------       --------      --------     --------
    Total interest-earning assets                   233,591          4,224           7.23        122,230         2,000         6.55
                                                                  --------       --------                     --------     --------
Non-earning assets                                    7,497                                        5,510
                                                   --------                                     --------
    Total assets                                   $241,088                                     $127,740
                                                   ========                                     ========
Interest-bearing liabilities:
  Savings accounts                                 $    886       $      6           2.71       $    842             7         3.33
  Now and money market                               31,099            411           5.29         15,995           186         4.65
  Certificates of deposit                            99,041          1,360           5.49         86,734         1,155         5.33
                                                   --------       --------       --------       --------      --------     --------
    Total deposits                                  131,026          1,777           5.42        103,571         1,348         5.21
  FHLB advances                                      49,855            687           5.51         13,918           162         4.66
  Other borrowings                                   31,980            484           6.05             --            --           --
                                                   --------       --------       --------       --------      --------     --------
    Total interest-bearing liabilities              212,861          2,948           5.54        117,489         1,510         5.14
                                                                  --------       --------                     --------     --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits                 3,269                                        1,507
  Other liabilities                                     805                                        1,788
                                                   --------                                     --------
    Total liabilities                               216,935                                      120,784
  Stockholders' equity                               24,153                                        6,956
                                                   --------                                     --------
    Total liabilities and stockholders' equity     $241,088                                     $127,740
                                                   ========                                     ========
Net interest income                                               $  1,276                                    $    490
                                                                  ========                                    ========
Interest rate spread                                                                 1.69%                                     1.41%
                                                                                 ========                                  ========
Net interest margin                                                                  2.19%                                     1.60%
                                                                                 ========                                  ========

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

                                                        THREE MONTHS ENDED
                                                     MARCH 31, 2000 VS. 1999
                                                  -----------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                                  -----------------------------
(IN THOUSANDS)                                    VOLUME      RATE       TOTAL
                                                  ------     -----      -------
Real estate loans                                 $1,028     $(101)     $   927
Consumer loans                                       170        26          196
Commercial business loans                             22        10           32
                                                  ------     -----      -------
      Total loans                                  1,220       (65)       1,155
Investments                                          433       227          660
Mortgage-backed securities                           274       135          409
                                                  ------     -----      -------
      Total interest-earning assets                1,927       297        2,224
                                                  ------     -----      -------

Savings accounts                                  $   --     $  (1)     $    (1)
Now and money market accounts                        176        49          225
Certificates of deposit                              164        41          205
                                                  ------     -----      -------
      Total deposits                                 340        89          429
FHLB advances                                        418       107          525
Other borrowings                                      --       484          484
                                                  ------     -----      -------
      Total interest-bearing liabilities             758       680        1,438
                                                  ------     -----      -------
Change in net interest income                     $1,169     $(383)     $   786
                                                  ======     =====      =======


             COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
                     ENDED MARCH 31, 2000 AND MARCH 31, 1999

     NET INCOME. For the six months ended March 31, 2000, the Company incurred a loss of $601,000 or $0.20 per share compared to net income of $422,000 or $0.52 per share for the six months ended March 31, 1999. The $1.0 million decrease in net income over the comparable period one year ago was primarily due to the decline in income from mortgage- banking activities.

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

           The following table presents a comparison of the components of interest income and expense and net interest income.

                                         SIX MONTHS ENDED
                                             MARCH 31,           DIFFERENCE
                                        -----------------     -----------------
(DOLLARS IN THOUSANDS                    2000       1999      AMOUNT        %
                                        ------     ------     ------     ------

Interest income:
   Loans                                $3,698     $1,868     $1,830      97.97%
   Investments                           4,084      1,922      2,162     112.49
                                        ------     ------     ------     ------
     Total                               7,782      3,790      3,992     105.33
                                        ------     ------     ------     ------

Interest expense:
   Deposits                              3,497      2,423      1,074      44.33
   Borrowings                            1,945        369      1,576     427.10
                                        ------     ------     ------     ------
     Total                               5,442      2,792      2,650      94.91
                                        ------     ------     ------     ------
Net interest income                     $2,340     $  998     $1,342     134.47%
                                        ======     ======     ======     ======


     Our growth in net interest income for the six months ended March 31, 2000 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $109.3 million or 98.57% over the comparable period one-year ago and was coupled with a 23 basis point increase in net interest margin (net interest income divided by average interest-earning assets). The increase in net interest margin resulted from the significant increase in average earning assets coupled with an increase in yield.

     Interest income for the six months ended March 31, 2000 increased $4.0 million compared to the six months ended March 31, 1999 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities resulting in a large measure from the planned leveraging of our capital. The increase in interest income from the loan portfolio for the six months ended March 31, 2000 compared to interest income earned for the 1999 period resulted from an increase of $52.6 million in the average balance of loans outstanding. That increase was coupled with an increase of $56.7 million in the average outstanding balance in the investment and mortgage-backed securities portfolios and was coupled with a 85 basis point increase in the average yield earned on these portfolios.

     The increase in interest expense on deposits and borrowed funds for the six months ended March 31, 2000 compared to the 1999 period was principally the result of a significant increase in the average outstanding balances in total deposits and borrowed funds, and an increase of 20 basis points in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and NOW and money market accounts of $39.7 million, or 44.05%, from $90.1 million for the six months ended March 31, 1999 to $129.8 million for the six months ended March 31, 2000. The average rate we paid for deposits increased from 5.33% for the six months ended March 31, 1999 to 5.34% for the six months ended March 31, 2000. That increase in rate was coupled with an increase of $39.9 million in the average outstanding balance of deposits.

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

                                                                           For the Six months Ended March 30,
                                                   --------------------------------------------------------------------------------
                                                                 Interest        Average                      Interest      Average
                                                    Average       Income/         Yield/         Average       Income/       Yield/
(DOLLARS IN THOUSANDS)                              Balance       Expense          Rate          Balance       Expense        Rate
                                                   --------       --------       --------       --------      --------     --------
Interest earning assets:
  Real estate loans                                $ 82,417       $  3,094         7.51%        $ 39,597        $1,675        8.46%
  Consumer loans                                     10,917            443         8.12            2,179            84        7.71
  Commercial business loans                           3,759            161         8.57            2,708           109        8.05
                                                   --------       --------         ----         --------        ------        ----
     Total loans                                     97,093          3,698         7.62           44,484         1,868        8.40

Investment securities                                75,803          2,582         6.81           39,243         1,156        5.89
Mortgage-backed securities                           47,283          1,502         6.35           27,155           766        5.64
                                                   --------       --------         ----         --------        ------        ----
     Total interest-earning assets                  220,179          7,782         7.07          110,882         3,790        6.84
                                                                  --------         ----                         ------        ----
Non-earning assets                                    7,888                                        4,856
                                                   --------                                     --------
     Total assets                                  $228,067                                     $115,738
                                                   ========                                     ========
Interest-bearing liabilities:
  Savings accounts                                 $  1,038       $     16         3.08         $    804        $   13        3.23
  Now and money market                               30,357            771         5.08           12,569           293        4.66
  Certificates of deposit                            99,506          2,710         5.45           77,585         2,117        5.46
                                                   --------       --------         ----         --------        ------        ----
     Total deposits                                 130,901          3,497         5.34           90,958         2,423        5.33

  FHLB advances                                      43,647          1,202         5.51           13,665           325        4.76
  Other borrowings                                   24,618            743         6.04            1,549            44        5.68
                                                   --------       --------         ----         --------        ------        ----
     Total interest-bearing liabilities             199,166          5,442         5.46          106,172         2,792        5.26
                                                                  --------         ----                         ------        ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits                 3,420                                        1,409
  Other liabilities                                     922                                        1,237
                                                   --------                                     --------
     Total liabilities                              203,508                                      108,818
  Stockholders' equity                               24,559                                        6,920
                                                   --------                                     --------
     Total liabilities and stockholders' equity    $228,067                                     $115,738
                                                   ========                                     ========
Net interest income                                               $  2,340                                      $  998
                                                                  ========                                      ======
Interest rate spread                                                               1.61%                                      1.58%
                                                                                   ====                                       ====
Net interest margin                                                                2.13%                                      1.80%
                                                                                   ====                                       ====

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

                                                        SIX MONTHS ENDED
                                                     MARCH 31, 2000 VS. 1999
                                                 -------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                                 -------------------------------
(DOLLARS IN THOUSANDS)                              VOLUME     RATE        TOTAL
                                                    ------     -----      ------
Real estate loans                                   $1,811     $(392)     $1,419
Consumer loans                                         337        22         359
Commercial business loans                               42        10          52
                                                    ------     -----      ------
      Total loans                                    2,190      (360)      1,830
Investments                                          1,077       349       1,426
Mortgage-backed securities                             568       168         736
                                                    ------     -----      ------
      Total interest-earning assets                  3,835       157       3,992
                                                    ------     -----      ------

Savings accounts                                    $    4     $  (1)     $    3
Now and money market accounts                          415        63         478
Certificates of deposit                                598        (5)        593
                                                    ------     -----      ------
      Total deposits                                 1,017        57       1,074
FHLB advances                                          713       164         877
Other borrowings                                       655        44         699
                                                    ------     -----      ------
      Total interest-bearing liabilities             2,385       265       2,650
                                                    ------     -----      ------
Change in net interest income                       $1,450     $(108)     $1,342
                                                    ======     =====      ======


     PROVISION FOR LOAN LOSSES. The provision for loan losses decreased from $23,000 during the six months ended March 31, 1999 to $7,000 during the six months ended March 31, 2000. The reduction in the provision was related to an improvement in credit quality over that time period coupled with a decline in non-performing loans. Not withstanding an improvement in overall credit quality, net charge-offs increased from a recovery of $9,000 during the six months ended March 31, 1999 to a charge of $27,000 during the six months ended March 31, 2000 as management took a more aggressive posture in assessing collectability of classified loans.

     NONINTEREST INCOME. Noninterest income decreased during the six months ended March 31, 2000, over the comparable period one year ago, primarily as a result of the decrease in gain on sale of loans coupled with a decrease in service fees on loans, both of which relate to a decreased volume of loan originations and sales as a result of the company's mortgage banking activities. The significant level of gains during the six months ended March 31, 1999 resulted from the company taking advantage of loan origination volumes coupled with home loan refinancing and a favorable interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

                    The following table presents a comparison of the components of noninterest income.

                                    SIX MONTHS ENDED
                                          MARCH 31,             DIFFERENCE
                                   -------------------     --------------------
(DOLLARS IN THOUSANDS)               2000        1999       AMOUNT         %
                                   -------      ------     -------      ------
Noninterest income:
   Gain on sale of loans           $   913      $4,396     $(3,483)     (79.23)%
   Service fees on loans               211         260         (49)     (18.85)
   Service fees on deposits             71          22          49      222.73
   Other operating income              (61)         14         (75)     (535.71)
                                   -------      ------     -------      ------
      Total noninterest income     $ 1,134      $4,692     $(3,558)     (75.83)%
                                   =======      ======     =======      ======

     During the six months ended March 31, 2000, the mortgage company originated $48.7 million in mortgage loans for sale compared to $186.5 million originated in the comparable period one year ago. The $137.8 million decrease in loan originations was largely attributable to increases in interest rates and decreases in home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Loan sales for the six months ended March 31, 2000 amounted to $48.9 million compared to sales of $214.9 million during the comparable period one year ago. Sales of loans resulted in gains of $913,000 and $4.4 million for the six months ended March 31, 2000 and 1999, respectively.

     NONINTEREST EXPENSE. Compensation and employee benefits decreased from the comparable period one year ago mainly because of a decrease in commissions to loan officers due to a decline in loan production and the related employee benefit cost associated with the decrease in compensation. Net occupancy expenses increased from the 1999 six month period to the comparable 2000 period due to the development of the branch network, as well as the acquisition of additional administrative space to handle the current and planned growth of the Bank. Professional services increased $299,000 from the 1999 six month period when compared to the same period in 2000. That cost increase resulted from the testing of the Bank's internal computer system for compliance with the Year 2000 date change and the litigation cost associated with the lawsuit filed against the mortgage banking subsidiary, the Bank and the Company.

                    The following table presents a comparison of the components of noninterest expense.

                                       SIX MONTHS ENDED
                                           MARCH 31,             DIFFERENCE
                                       -----------------     -----------------
(DOLLARS IN THOUSANDS)                  2000       1999      AMOUNT        %
                                       ------     ------     -----      ------
Noninterest expense:
  Compensation and employee benefits   $2,065     $2,937     $(872)     (29.69)%
  Occupancy                               580        450       130       28.89
  Professional services                   403        104       299      287.50
  Advertising                             262        247        15        6.07
  Deposit insurance premium                29         31        (2)      (6.45)
  Furniture, fixtures and equipment       209        211        (2)      (0.95)
  Data processing                         214         62       152      245.16
  Loss from foreclosed real estate         11          5         6      120.00
  Other operating expense                 681        940      (259)     (27.55)
                                       ------     ------     -----      ------
    Total noninterest expense          $4,454     $4,987     $(533)     (10.69)%
                                       ======     ======     =====      ======


     INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax provision for the six months ended March 31, 2000 amounted to a benefit of $386,000 compared to a provision of $258,000 for the six months ended March 31, 1999 resulting from reduced earnings.

     LIQUIDITY AND CAPITAL RESOURCES. The bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The bank's currently required liquidity ratio is 4.00%. At March 31, 2000, the bank's actual liquidity ratio was 10.28%. The bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advance and reverse repurchase agreements in periods when the bank's demands for liquidity exceed funding from deposit inflows.

The bank's most liquid assets are cash and cash equivalents, securities available-for-sale and trading securities. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At March 31, 2000, cash and cash equivalents and securities available-for-sale totaled $103.9 million, or 39.49% of total assets.

The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the six months ended March 31, 2000, the bank's loan originations totaled $107.6 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $36.3 million for the year ended March 31, 2000.

The bank has other sources of liquidity if a need for additional funds arises. At March 31, 2000, the bank had $62.3 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $5.2 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

At March 31, 2000, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $40.9 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2000, totaled $37.7 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

     CHANGES IN LEVELS OF INTEREST RATES MAY ADVERSELY AFFECT US. We expect to continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. That spread is affected by the difference between the maturities and repricing characteristics of interest-earnings assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with fewer loan originations. Management expects that a substantial portion of our assets will continue to be indexed to changes in market interest rates and we intend to attract a greater proportion of short-term liabilities which will help address our interest rate risk. The lag in implementation of repricing terms on our adjustable-rate assets may result in a decline in net interest income in a rising interest rate environment. There can be no assurance that our interest rate risk will be minimized or eliminated. Further, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect our interest rate spread, asset quality, loan origination volume and overall financial condition and results of operations.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

     Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant changes in the Company's market risk exposure since September 30, 1999

                        GREATER ATLANTIC FINANCIAL CORP.

PART II.  OTHER INFORMATION

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

Item 2.   Changes in Securities
               Not Applicable

Item 3.   Defaults Upon Senior Securities
               Not Applicable

Item 4.   Submission of Matters To A Vote of Security Holders

          (a) Greater Atlantic Financial Corp. annual Stockholder's Meeting was held on March 14, 2000.

          (b)  Omitted per instructions.

          (c) A brief description of each matter voted upon at the Annual Stockholder's Meeting held on March 14, 2000 and number of votes cast for, against or withheld.

               1.   Election of Directors.

                                                        Votes
                                           Votes For   Against   Votes Withheld
                                           ---------   -------   --------------
                    Paul J. Cinquegrana    2,626,382      0          381,052
                    Jeffrey W. Ochsman     2,626,382      0          381,052

               2. Admendment of the Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan to increase the number of shares of common stock with respect to which option may be granted from 76,667 to 225,000.

                                                        Votes
                                           Votes For   Against   Votes Withheld
                                           ---------   -------   --------------
                                           2,559,362    51,540        43,550

               3.   Election of BDO Seidman, LLP as Independent Auditor.

                                                        Votes
                                           Votes For   Against   Votes Withheld
                                           ---------   -------   --------------
                                           2,640,652     3,300        10,500

          (d)  None

Item 5.   Other Information
               Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
               Exhibits Required
               Exhibit 27: Financial Data Schedule

               Reports on Form 8-K

               No reports on Form 8-K were filed during the six months ended March 31, 2000.

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

                               GREATER ATLANTIC FINANCIAL CORP.
                               --------------------------------
                                        (Registrant)


Date: May 12, 2000             By: /s/ Carroll E. Amos
                               -----------------------
                               Carroll E. Amos
                               President and Chief Executive Officer

Date: May 12, 2000             By: /s/ David E. Ritter
                               -----------------------
                               David E. Ritter
                               Senior Vice President and Chief Financial Officer