Form 10QSB
period 2000-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 2000-08-11
CIK 1082735

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

                      10700 PARKRIDGE BOULEVARD, SUITE P50
                             RESTON, VIRGINIA 20191
                             ----------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                  703-391-1300
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    At August 9, 2000, there were 3,007,434 shares of the registrant's Common
                 Stock , par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                         --------

Item 1. Financial Statements

        Consolidated Statements of Financial Condition June 30, 2000
        (unaudited) and September 30, 1999 (audited)                           2

        Consolidated Statements of Operations (unaudited) Three and
        nine months ended June 30, 2000 and June 30, 1999                      3

        Consolidated Statements of Comprehensive Income (unaudited)
        Nine month ended June 30, 2000 and June 30, 1999                       4

        Consolidated Statements of Changes in Stockholders' Equity
        (unaudited) Nine months ended June 30, 2000 and June 30, 1999          5

        Consolidated Statements of Cash Flows (unaudited) Nine
        months ended June 30, 2000 and June 30, 1999                           6

        Notes to Consolidated Financial Statements                             8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures about Market Risk            21

PART II.  OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                     22

Item 5. Other Information                                                     22

Item 6. Exhibits and Reports on Form 8-K                                      22


SIGNATURES                                                                    23
----------

                        GREATER ATLANTIC FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                 June 30,         September 30,
(DOLLARS IN THOUSANDS)                             2000               1999
                                              -------------       --------------
                                               (Unaudited)
   ASSETS
Cash and cash equivalents                        $       740       $     1,064
Interest bearing deposits                                118               639
Investment securities:
   Available-for-sale                                118,818            75,458
   Held-to-maturity                                   28,582            32,766
Loans held for sale                                    7,493             7,436
Loans receivable, net                                101,625            72,792
Accrued interest and dividends receivable              2,320             1,449
Deferred income taxes                                  1,324             1,324
Federal Home Loan Bank stock, at cost                  3,780             2,013
Foreclosed real estate                                   108               187
Premises and equipment, net                            2,661             2,218
Prepaid expenses and other assets                      2,245             1,477
                                                 -----------       -----------
   Total Assets                                  $   269,814       $   198,823
                                                 ===========       ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                         $   133,579       $   129,007
Advance payments from borrowers
   for taxes and insurance                               221               264
Accrued expenses and other liabilities                 1,386             1,171
Advances from the FHLB and other borrowings          110,967            43,391
                                                 -----------       -----------
   Total Liabilities                                 246,153           173,833
                                                 -----------       -----------

Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000           --                --
     shares authorized, 0 shares outstanding at
     June 30, 2000
   Common stock, $.01 par value - 10,000,000
     shares authorized; 3,007,434 shares
       outstanding                                        30                30
   Additional paid-in capital                         25,132            25,132
   Retained earnings                                    (218)              710
   Accumulated other comprehensive loss               (1,283)             (882)
                                                 -----------       -----------
   Total  Stockholders' Equity                        23,661            24,990
                                                 -----------       -----------
                                                 $   269,814       $   198,823
                                                 ===========       ===========

                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                               June 30,                       June 30,
                                                      ----------------------------   ----------------------------
      (DOLLARS IN THOUSANDS)                              2000           1999            2000           1999
                                                      -------------  -------------   -------------  -------------
      Interest income
        Loans                                               $2,238           $949          $5,936         $2,817
        Investments                                          2,513          1,404           6,597          3,326
                                                      ------------  -------------   -------------  -------------
      Total interest income                                  4,751          2,353          12,533          6,143
                                                      ------------  -------------   -------------  -------------
      Interest expense
        Deposits                                             1,934          1,422           5,431          3,845
        Borrowed money                                       1,681            235           3,626            604
                                                      ------------  -------------   -------------  -------------
      Total interest expense                                 3,615          1,657           9,057          4,449
                                                      ------------  -------------   -------------  -------------
      Net interest income                                    1,136            696           3,476          1,694
      Provision for loan losses                                  -              1               8             24
                                                      ------------  -------------   -------------  -------------
      Net interest income after provision for
        loan losses                                          1,136            695           3,468          1,670
                                                      ------------  -------------   -------------  -------------
      Noninterest income
        Fees and service charges                               189            186             472            469
        Gain on sale of loans                                  759            666           1,672          5,062
        Gain (Loss) on sale of investment                     (102)            (1)           (171)             9
          securities
        Gain (Loss) on sale of real estate owned                 -              -               2              -
        Other operating income                                 (2)              8               4             11
                                                      ------------  -------------   -------------  -------------
      Total noninterest income                                 844            859           1,979          5,551
                                                      ------------  -------------   -------------  -------------

      Noninterest expense
        Compensation and employee benefits                   1,296            631           3,361          3,568
        Occupancy                                              299            211             879            661
        Professional services                                  155             93             558            198
        Advertising                                            170            199             432            446
        Deposit insurance premium                                8             17              37             47
        Furniture, fixtures and equipment                      123             98             333            309
        Data processing                                         72             53             286            115
        Provision for (recovery of) loss on real
           estate owned                                          -              -               -             (6)
        Other real estate owned expenses                         -             (2)             10              9
        Other operating expenses                               397            350           1,078          1,289
                                                      ------------  -------------   -------------  -------------
      Total noninterest expense                              2,520          1,650           6,974          6,636
                                                      ------------  -------------   -------------  -------------

      Income (loss) before income tax provision               (540)           (96)         (1,527)           585
                                                      ------------  -------------   -------------  -------------

      Income tax (benefit) provision                          (213)          (144)           (599)           114

                                                             $(327)           $48           $(928)          $471
      Net income (loss)
                                                      ============  =============   =============  =============
      Basic Earnings Per Share                              $(0.11)         $0.06          $(0.31)         $0.57
      Diluted Earnings Per Share                            $(0.11)         $0.06          $(0.31)         $0.57
      Basic Weighted Average Shares                      3,007,434        844,412       3,007,434        826,313
      Diluted Weighted Average Share                     3,007,434        846,780       3,007,434        828,267


                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

                                                        Nine Months Ended
                                                             June 30,
                                                   ---------------------------
       (IN THOUSANDS)                                  2000           1999
                                                   ------------   ------------

       Net (loss) income                                 $(928)           $471
                                                   -----------    ------------
       Other comprehensive loss, net of tax:
       Unrealized losses on securities                    (401)          (606)
                                                   -----------    -----------

       Other comprehensive loss                           (401)          (606)
                                                   -----------    -----------

       Comprehensive loss                              $(1,329)         $(135)
                                                   ===========    ===========

                        GREATER ATLANTIC FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                           Accumulated
                                                                                               Other              Total
                                Preferred      Common        Additional     Retained       Comprehensive      Stockholders'
 (DOLLARS IN THOUSANDS)           Stock        Stock      Paid-in-Capital   Earnings          Income             Equity
                               ------------  -----------  -------------   ------------  ------------------  ----------------
 Balance at
 September 30, 1999                $-            $30          $25,132         $710              $(882)           $24,990
 Net loss
 for the period                     -              -                -         (928)                 -               (928)
 Other comprehensive loss,
 net of tax of $425                 -              -                -            -               (401)              (401)
                               ------------  -----------  -------------   ------------  ------------------  ----------------
 Balance at
 June 30, 2000                     $-            $30          $25,132        $(218)           $(1,283)           $23,661
                               ============  ===========  =============   ============  ==================  ================

 Balance at
 September 30, 1998                $-            $8            $6,093         $609               $107             $6,817
 Issuance of
 8,961 common shares                -             -                75            -                  -                 75
 Issuance of common
 stock at $9.50 per share,
 net of related expenses of
 $1.7 million                       -             20           17,331            -                  -             17,351
 Net income for the period
                                    -              -                -          471                  -                471
 Other comprehensive loss,
 net of tax of $458                 -              -                -            -               (713)              (713)
                               ------------  -----------  -------------   ------------  ------------------  ----------------
 Balance at
 June 30, 1999                     $ -           $28          $23,499       $1,080              $(606)           $24,001
                               ============  ===========  =============   ============  ==================  ================

                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended
                                                                           June 30,
                                                                 -----------------------------
   (IN THOUSANDS)                                                     2000            1999
                                                                 -------------   -------------
   Cash flows from operating activities:
   Net (loss) income                                                 $(928)           $471
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Provision for loan losses                                             8              24
   Provision for losses on foreclosed assets                             -              (6)
   Depreciation and amortization                                       271             239
   Deferred income taxes                                                 -            (162)
   Proceeds from sale of trading securities                              -             243
   Unrealized loss (gain) on trading securities                          -              (6)
   Loss (gain) on sale of investment securities                        171              (2)
   Loss on sale of mortgage-backed securities                           23               -
   Amortization of investment security premiums                        452             336
   Amortization of deferred fees                                       (82)            (57)
   Amortization of mortgage-backed securities premiums                 166               -
   Discount accretion net of premium amortization                       41              10
   Loss on disposal of fixed assets                                     12               -
   (Gain) loss on sale of foreclosed real estate                        (2)              4
   Gain on sale of loans held for sale                              (1,672)         (5,062)
   Disbursements for origination of loans                          (81,262)       (270,271)
   Proceeds from sales of loans                                     82,877         287,949
   Accrued interest and dividend receivable                           (871)           (360)
   Prepaid expenses and other assets                                  (343)           (653)
   Deferred loan fees collected, net of
     deferred costs incurred                                           (64)            (44)
   Accrued expenses and other liabilities                              215            (531)
   Income taxes payable                                                  -             305
                                                               -----------   -------------


   Net cash (used in) provided by operating activities               $(988)        $12,427
                                                               -----------   -------------

                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                                Nine Months Ended
                                                                                     June 30,
                                                                           ---------------------------------
     (IN THOUSANDS)                                                            2000               1999
                                                                           -------------     ---------------
     Cash flow from investing activities:
          Net increase in loans                                              $(44,830)          $(20,031)
          Purchases of premises and equipment                                    (725)            (1,249)
          Proceeds from sale of foreclosed real estate                            191                 99
          Purchases of investment securities                                  (19,665)           (43,730)
          Proceeds from sale of investment securities                           7,376              2,795
          Proceeds from repayments of investment securities                     5,335             14,206
          Purchases of mortgage-backed securities                             (29,180)           (19,884)
          Proceeds from sale of mortgage-backed securities                      1,930              2,015
          Proceeds from repayments of mortgage-backed securities                9,373              4,536
          Purchases of FHLB stock                                              (3,925)            (4,708)
          Proceeds from sale of FHLB stock                                      2,158              5,196
                                                                         ------------       ------------

     Net cash used in investing activities                                    (71,962)           (60,755)
                                                                         ------------       ------------

     Cash flow from financing activities:
          Net increase in deposits                                              4,572             49,607
          Issuance of common stock                                                  -                 16
          Capital contributions                                                     -             17,410
          Net advances (repayments) from FHLB                                  37,950            (17,000)
          Net borrowings on reverse repurchase agreements                      29,626                  -
          (Decrease) increase in advance payments by
               borrowers for taxes and insurance                                  (43)                 7
                                                                         ------------       ------------

     Net cash provided by financing activities                                 72,105             50,040
                                                                         ------------       ------------

     (Decrease) increase in cash and cash equivalents                            (845)             1,712
                                                                         ------------       ------------

     Cash and cash equivalents, at beginning of period                          1,703                433
                                                                         ------------       ------------

     Cash and cash equivalents, at end of period                                 $858             $2,145
                                                                         ============       ============

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   INFORMATION AS OF JUNE 30, 2000 AND FOR THE
                       NINE MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the Company") and its wholly owned subsidiary, Greater Atlantic Bank ("the Bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

     In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the Company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. No impaired loans were identified by the Company at or during the nine months ended June 30, 2000 or the year ended September 30, 1999.

               An analysis of the change in the allowance for loan
losses follows:
                                       Nine Months Ended           Year Ended
                                         June 30,              September 30,
                                 ---------------------------  -----------------
    (IN THOUSANDS)                   2000           1999           1999
                                 ------------   ------------  -----------------
    Balance, beginning               $590           $578           $578
    Provision for loan losses           8             24             26
    Charge-offs                       (28)           (12)           (24)
    Recoveries                          -             10             10
                                 ------------   ------------  -----------------
    Balance, ending                  $570           $600           $590
                                 ============   ============  =================

(3) REGULATORY MATTERS

     The Bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior notice to the OTS, with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The Bank did not pay any dividends during the periods ended September 30, 1999 or June 30, 2000.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF JUNE 30, 2000 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED


     Effective December 19, 1992, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The "Prompt Corrective Action" section of FDICIA created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At June 30, 2000 the Bank was classified as a well capitalized financial institution.


              The following presents the Bank's capital position at
                                 June 30, 2000:

                              Required     Required       Actual       Actual
  (DOLLARS IN THOUSANDS)       Balance      Percent      Balance       Percent       Excess
                             -----------  -----------  ------------   ----------   -----------
Leverage                        $13,527        5.00%       $24,163       8.93%        $10,636
Tier 1 Risk-based                $7,423        6.00%       $24,163      19.53%        $16,740
Total Risk-based                $12,372       10.00%       $24,733      19.99%        $12,361


(4) EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three and nine month periods ended June 30, 2000 and 1999.


                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                      ------------------------   -------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)          2000         1999          2000         1999
                                                      -----------  -----------   -----------  ------------
Net income (loss)                                         $(327)          $48        $(928)         $471

Weighted average common shares outstanding            3,007,434       844,412    3,007,434       826,313

Common stock equivalents due to dilutive effect of
stock options                                                 -         2,368            -         1,954

Total weighted average common shares and common
share equivalents outstanding                         3,007,434       846,780    3,007,434       828,267

Basic (loss) earnings per common share and common
share equivalents                                        $(0.11)        $0.06       $(0.31)        $0.57

Diluted (loss) earnings per common share                 $(0.11)        $0.06       $(0.31)        $0.57

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

GENERAL

     We are a savings and loan holding company which was originally organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank, a federally-chartered savings bank, and its wholly-owned subsidiary, Greater Atlantic Mortgage Corporation. Greater Atlantic Bank is a member of the Federal Home Loan Bank system and it's deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through five Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage Corporation.

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

     At June 30, 2000 the company's total assets were $269.8 million, compared to $198.8 million held at September 30, 1999, representing an increase of 35.71%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at June 30, 2000 were $101.6 million, an increase of $28.8 million or 39.61% from the $72.8 million held at September 30, 1999. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At June 30, 2000 investment securities were $147.4 million, an increase of $39.2 million or 36.20% from the $108.2 million held at September 30, 1999.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2000 AND JUNE 30, 1999

     NET INCOME. For the three months ended June 30, 2000 the company incurred a net loss of $327,000 or $0.11 per share compared to net income of $48,000 or $0.06 per share for the three months ended June 30, 1999. The $375,000 decrease in net income over the comparable period one year ago was primarily due to an increase of $665,000 in compensation and employee benefits mainly because of an increase in compensation associated with increased staffing in the branch network and the hiring of additional administrative staff by the Bank.

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

     The following table presents a comparison of the components of interest income and expense and net interest income.

                                      THREE MONTHS ENDED
                                           JUNE 30,                            DIFFERENCE
                                   --------------------------         ------------------------------
(DOLLARS IN THOUSANDS)                 2000           1999               AMOUNT             %
                                   -----------     ----------         -----------     --------------
Interest income:
  Loans                                $2,238           $949              $1,289            135.83%
  Investments                           2,513          1,404               1,109              78.99
                                   -----------     ----------         -----------     --------------
     Total                              4,751          2,353               2,398             101.91
                                   -----------     ----------         -----------     --------------

Interest expense:
  Deposits                              1,934          1,422                 512              36.01
  Borrowings                            1,681            235               1,446             615.32
                                   -----------     ----------         -----------     --------------
     Total                              3,615          1,657               1,958             118.17
                                   -----------     ----------         -----------     --------------
Net interest income                    $1,136           $696                $440             63.22%
                                   ===========     ==========         ===========     ==============


     Our growth in net interest income for the three months ended June 30, 2000 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $121.6 million or 90.67% over the comparable period one-year ago and was coupled with a 41 basis point increase in net interest margin (net interest income divided by average interest-earning assets). The increase in net interest margin resulted from the significant increase in average earning assets coupled with an increase in the yield associated with these assets.

     INTEREST INCOME. Interest income for the three months ended June 30, 2000 increased $2.4 million compared to the three months ended June 30, 1999 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities resulting in large measure from the planned leveraging of our capital. The increase in interest income from the loan portfolio for the three months ended June 30, 2000 compared to interest income earned for the 1999 period resulted from an increase of $63.5 million in the average balance of loans outstanding. That increase was coupled with an increase in interest income from the investment and mortgage-backed securities portfolios, due to an increase of $58.1 million in the average outstanding balance, and a 148 basis point increase in the average yield earned on the portfolio.

         INTEREST EXPENSE. The increase in interest expense for the three months ended June 30, 2000 compared to the 1999 period was principally the result of a significant increase in average deposits and borrowed funds and an increase of 94 basis points in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and NOW and money market accounts of $25.2 million, or 24.35%, from $109.3 million for the three months ended June 30, 1999 to $134.5 million for the three months ended June 30, 2000, with the average rate paid increasing from 5.16% for the three months ended June 30, 1999 to 5.73% for the three months ended June 30, 2000. The average rate paid for deposits increased from 5.15% for the three months ended June 30, 1999 to 5.69% for the three months ended June 30, 2000. That increase in rate was coupled with an increase of $25.6 million in the average outstanding balance of deposits.

     The increase in interest expense on borrowings for the three months ended June 30, 2000 compared to the 1999 period was principally the result of a significant increase in average borrowed funds of $83.6 million and an increase of 167 basis points in cost of funds. Components attributable to the increase of $1.4 million in interest expense were comprised of $1.0 million from an increase in average volume and $400,000 from an increase in average cost.

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

     There were no provision for loan losses during the three months ended June 30, 2000 compared to a provision of $1,000 for the three months ended June 30, 1999.

     NONINTEREST INCOME. Noninterest income decreased $15,000 during the three months ended June 30, 2000, over the comparable period one year ago, primarily as a result of the increase in loss on sale of investment securities. That increase was offset in part by gains on sale of loans as loan sales and margins obtained by Greater Atlantic Mortgage, the Bank's wholly owned subsidiary, were higher than the same period one year ago. The level of gains during the three months ended June 30, 2000 resulted from the company taking advantage of an increase in loan origination volumes.

                    The following table presents a comparison of the components of noninterest income.

                                                          THREE MONTHS ENDED
                                                               JUNE 30,                      DIFFERENCE
                                                        ------------------------     ----------------------------
             (DOLLARS IN THOUSANDS)                         2000         1999           AMOUNT           %
                                                        -----------  -----------     -----------  ---------------
             Noninterest income:
                Gain on sale of loans                        $759         $666             $93            13.96%
                Service fees on loans                         147          133              14            10.53
                Service fees on deposits                       42           53             (11)          (20.75)
                Gain (loss) on sale of
                   investment securities                     (102)          (1)           (101)      (10,100.00)
                Other operating income                         (2)           8             (10)         (125.00)
                                                        -----------  -----------     -----------  ---------------
                   Total noninterest income                  $844         $859            $(15)           (1.75)%
                                                        ===========  ===========     ===========  ===============

         NONINTEREST EXPENSE. Noninterest expense increased to $2.5 million for the three months ended June 30, 2000 from $1.7 million for the comparable period one year ago. Compensation and employee benefits increased from the comparable period one year ago mainly because of an increase in compensation associated with staffing the branch network and the hiring of additional administrative staff by the Bank.

                    The following table presents a comparison of the components of noninterest expense.

                                                          THREE MONTHS ENDED
                                                                JUNE 30,                    DIFFERENCE
                                                        ------------------------     -------------------------
       (DOLLARS IN THOUSANDS)                              2000         1999           AMOUNT           %
                                                        -----------  -----------     ----------   ------------
       Noninterest expense:
          Compensation and employee benefits                $1,296         $631           $665        105.39%
          Occupancy                                            299          211             88         41.71
          Professional services                                155           93             62         66.67
          Advertising                                          170          199            (29)       (14.57)
          Deposit insurance premium                              8           17             (9)       (52.94)
          Furniture, fixtures and equipment                    123           98             25         25.51
          Data processing                                       72           53             19         35.85
          Loss (recovery) from foreclosed real estate            -           (2)             2        100.00
          Other operating expense                              397          350             47         13.43
                                                        -----------  -----------     ----------   ------------
       Total noninterest expense                            $2,520       $1,650           $870         52.73%
                                                        ===========  ===========     ==========   ============

     INCOME TAXES. The company uses the liability method of accounting for income taxes as required. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized. Management has provided a valuation allowance for net deferred tax assets, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax provision for the three months ended June 30, 2000 amounted to a benefit of $213,000 compared to a benefit of $144,000 for the three months ended June 30, 1999. The increase in benefit resulted from reduced earnings of $444,000.

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

                                                                    For the Three Months Ended June 30,
                                            -----------------------------------------------------------------------------
                                                             2000                                   1999
                                            -------------------------------------  --------------------------------------
                                                           Interest      Average                   Interest      Average
                                              Average       Income/       Yield/     Average        Income/       Yield/
    (DOLLARS IN THOUSANDS)                    Balance       Expense         Rate     Balance        Expense         Rate
                                            ----------    ----------    ---------  ----------     ----------    ---------
    Interest earning assets:
      Real estate loans                       $89,744        $1,751         7.80%    $39,679           $808         8.15%
      Consumer loans                           15,009           341         9.09       5,293            100         7.56
      Commercial business loans                 5,837           146        10.01       2,092             41         7.84
                                            ----------    ----------    ---------  ----------     ----------    ---------
         Total loans                          110,590         2,238         8.09      47,064            949         8.07
    Investment securities                      76,109         1,358         7.14      52,488            855         6.52
    Mortgage-backed securities                 68,999         1,155         6.70      34,554            549         6.36
                                            ----------    ----------    ---------  ----------     ----------    ---------
         Total interest-earning assets        255,698         4,751         7.43     134,106          2,353         7.02
                                                          ----------    ---------                 ----------    ---------
    Non-earning assets                          8,774                                  5,876
                                            ----------                             ----------
         Total assets                        $264,472                               $139,982
                                            ==========                             ==========
    Interest-bearing liabilities:
      Savings accounts                         $1,545             7         1.81      $1,070             11         4.11
      Now and money market                     36,868           470         5.10      20,282            237         4.67
      Certificates of deposit                  97,590         1,457         5.97      89,022          1,174         5.28
                                            ----------    ----------    ---------  ----------     ----------    ---------
         Total deposits                       136,003         1,934         5.69     110,374          1,422         5.15
      FHLB advances                            66,087         1,071         6.48      17,687            214         4.84
      Other borrowings                         36,878           610         6.62       1,661             21         5.06
                                            ----------    ----------    ---------  ----------     ----------    ---------
         Total interest-bearing               238,968         3,615         6.05     129,722          1,657         5.11
           liabilities                                    ----------    ---------                 ----------    ---------
    Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits         514                                  1,394
      Other liabilities                         1,446                                  1,775
                                            ----------                             ----------
         Total liabilities                    240,928                                132,891
      Stockholders' equity                     23,544                                  7,091
                                            ----------                             ----------
         Total liabilities and               $264,472                               $139,982
           stockholders' equity             ==========                             ==========

    Net interest income                                      $1,136                                    $696
                                                          ==========                              ==========
    Interest rate spread                                                   1.38%                                    1.91%
                                                                        =========                               =========
    Net interest margin                                                    1.78%                                    2.08%
                                                                        =========                               =========

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


                                                  THREE MONTHS ENDED
                                                JUNE 30, 2000 VS. 1999
                                          --------------------------------
                                              CHANGE ATTRIBUTABLE TO
                                          --------------------------------
(IN THOUSANDS)                              VOLUME       RATE      TOTAL
                                          ----------- ---------- ----------
Real estate loans                            $1,019        $(76)      $943
Consumer loans                                  184          57        241
Commercial business loans                        73          32        105
                                          ----------- ---------- ----------
      Total loans                             1,276          13      1,289
Investments                                     385         118        503
Mortgage-backed securities                      547          59        606
                                          ----------- ---------- ----------
      Total interest-earning assets           2,208         190      2,398
                                          ----------- ---------- ----------

Savings accounts                                  5          (9)        (4)
Now and money market accounts                   194          39        233
Certificates of deposit                         113         170        283
                                          ----------- ---------- ----------
      Total deposits                            312         200        512
FHLB advances                                   586         271        857
Other borrowings                                445         144        589
                                          ----------- ---------- ----------
      Total interest-bearing liabilities      1,343         615      1,958
                                          ----------- ---------- ----------
Change in net interest income                  $865       $(425)      $440
                                          =========== ========== ==========


             COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
                      ENDED JUNE 30, 2000 AND JUNE 30, 1999

     NET INCOME. For the nine months ended June 30, 2000, the Company incurred a loss of $928,000 or $0.31 per share compared to net income of $471,000 or $0.57 per share for the nine months ended June 30, 1999. The $1.4 million decrease in net income over the comparable period one year ago was primarily due to the decline in income from mortgage-banking activities.

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

    The following table presents a comparison of the components of interest income and expense and net interest income.

                                              NINE MONTHS ENDED
                                                   JUNE 30,                     DIFFERENCE
                                          ---------------------------  ------------------------------
    (DOLLARS IN THOUSANDS)                    2000           1999           AMOUNT             %
                                          ------------   ------------  ----------------  ------------
    Interest income:
       Loans                                   $5,936         $2,817            $3,119        110.72%
       Investments                              6,597          3,326             3,271         98.35
                                          ------------   ------------  ----------------  ------------
    Total                                      12,533          6,143             6,390        104.02
                                          ------------   ------------  ----------------  ------------

    Interest expense:
       Deposits                                 5,431          3,845             1,586         41.25
       Borrowings                               3,626            604             3,022        500.33
                                          ------------   ------------  ----------------  ------------
    Total                                       9,057          4,449             4,608        103.57
                                          ------------   ------------  ----------------  ------------
    Net interest income                        $3,476         $1,694            $1,782        105.19%
                                          ============   ============  ================  ============


     Our growth in net interest income for the nine months ended June 30, 2000 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $113.4 million or 95.59% over the comparable period one-year ago and was coupled with a 10 basis point increase in net interest margin (net interest income divided by average interest-earning assets). The increase in net interest margin resulted from the significant increase in average earning assets coupled with an increase in yield.

     INTEREST INCOME. Interest income for the nine months ended June 30, 2000 increased $6.4 million compared to the nine months ended June 30, 1999 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities resulting in a large measure from the planned leveraging of our capital. The increase in interest income from the loan portfolio for the nine months ended June 30, 2000 compared to interest income earned for the 1999 period resulted from an increase of $56.2 million in the average balance of loans outstanding. That increase was coupled with an increase of $57.1 million in the average outstanding balance in the investment and mortgage-backed securities portfolios and was coupled with a 30 basis point increase in the average yield earned on these portfolios.

     INTEREST EXPENSE. The increase in interest expense on deposits and borrowed funds for the nine months ended June 30, 2000 compared to the 1999 period was principally the result of a significant increase of $98.4 million in the average outstanding balances in total deposits and borrowed funds, and an increase of 48 basis points in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and NOW and money market accounts of $34.9 million, or 36.11%, from $96.5 million for the nine months ended June 30, 1999 to $131.4 million for the nine months ended June 30, 2000. The average rate we paid for deposits increased from 5.26% for the nine months ended June 30, 1999 to 5.46% for the nine months ended June 30, 2000. That increase in rate was coupled with an increase of $35.2 million in the average outstanding balance of deposits.

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

                                                                      For the Nine Months Ended June 30,
                                                -------------------------------------------------------------------------------
                                                                  2000                                    1999
                                                --------------------------------------  --------------------------------------
                                                                 Interest      Average                  Interest     Average
                                                     Average      Income/      Yield/       Average      Income/     Yield/
  (DOLLARS IN THOUSANDS)                             Balance      Expense        Rate       Balance      Expense      Rate
                                                -------------  -----------  ----------  ------------  -----------  -----------
  Interest earning assets:
    Real estate loans                                $84,859       $4,845        7.61%      $39,624       $2,483         8.36%
    Consumer loans                                    12,281          784        8.51         3,217          184         7.63
    Commercial business loans                          4,452          307        9.19         2,503          150         7.99
                                                -------------  -----------  ----------  ------------  -----------  -----------
       Total loans                                   101,592        5,936        7.79        45,344        2,817         8.28

  Investment securities                               75,905        3,940        6.92        42,806        2,011         6.26
  Mortgage-backed securities                          54,521        2,657        6.50        30,473        1,315         5.75
                                                -------------  -----------  ----------  ------------  -----------  -----------
       Total interest-earning assets                 232,018       12,533        7.20       118,623        6,143         6.90
                                                               -----------  ----------                -----------  -----------
  Non-earning assets                                   8,184                                  5,196
                                                -------------                           ------------
       Total assets                                 $240,202                               $123,819
                                                =============                           ============
  Interest-bearing liabilities:
    Savings accounts                                   1,207           23        2.54          $893          $24         3.58
    Now and money market                              32,527        1,241        5.09        15,140          530         4.67
    Certificates of deposit                           98,867        4,167        5.62        81,397        3,291         5.39
                                                -------------  -----------  ----------  ------------  -----------  -----------
       Total deposits                                132,601        5,431        5.46        97,430        3,845         5.26

    FHLB advances                                     51,127        2,273        5.93        15,006          539         4.79
    Other borrowings                                  28,705        1,353        6.28         1,586           65         5.46
                                                -------------  -----------  ----------  ------------  -----------  -----------
       Total interest-bearing liabilities            212,433        9,057        5.68       114,022        4,449         5.20
                                                               -----------  ----------                -----------  -----------
  Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits                2,451                                  1,404
    Other liabilities                                  1,084                                  1,412
                                                -------------                           ------------
       Total liabilities                             215,968                                116,838
    Stockholders' equity                              24,234                                  6,981
                                                -------------                           ------------
       Total liabilities and stockholders'          $240,202                               $123,819
          equity                                =============                           ============
  Net interest income                                              $3,476                                 $1,694
                                                               ===========                            ===========
  Interest rate spread                                                           1.52%                                   1.70%
                                                                            ==========                             ===========
  Net interest margin                                                            2.00%                                   1.90%
                                                                            ==========                             ===========

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

                                                NINE MONTHS ENDED
                                              JUNE 30, 2000 VS. 1999
                                         --------------------------------
                                             CHANGE ATTRIBUTABLE TO
                                         --------------------------------
(DOLLARS IN THOUSANDS)                    VOLUME        RATE        TOTAL
                                         ----------  -----------  ----------
Real estate loans                           $2,835        $(473)     $2,362
Consumer loans                                 518           82         600
Commercial business loans                      117           40         157
                                         ----------  -----------  ----------
      Total loans                            3,470         (351)      3,119
Investments                                  1,555          374       1,929
Mortgage-backed securities                   1,038          304       1,342
                                         ----------  -----------  ----------
      Total interest-earning assets         $6,063         $327      $6,390
                                         ==========  ===========  ==========

Savings accounts                                $8          $(9)        $(1)
Now and money market accounts                  609          102         711
Certificates of deposit                        706          170         876
                                         ----------  -----------  ----------
      Total deposits                         1,323          263       1,586
FHLB advances                                1,297          437       1,734
Other borrowings                             1,111          177       1,288
                                         ----------  -----------  ----------
      Total interest-bearing liabilities     3,731          877       4,608
                                         ----------  -----------  ----------
Change in net interest income               $2,332        $(550)     $1,782
                                         ==========  ===========  ==========

     PROVISION FOR LOAN LOSSES. The provision for loan losses decreased from $24,000 during the nine months ended June 30, 1999 to $8,000 during the nine months ended June 30, 2000. The reduction in the provision was related to an improvement in credit quality over that time period coupled with a decline in non-performing loans. Not withstanding an improvement in overall credit quality, net charge-offs increased from a charge of $2,000 during the nine months ended June 30, 1999 to a charge of $28,000 during the nine months ended June 30, 2000 as management took a more aggressive posture in assessing collectibility of classified loans.

     NONINTEREST INCOME. Noninterest income decreased during the nine months ended June 30, 2000, over the comparable period one year ago, primarily as a result of the decrease in gain on sale of loans coupled with a decrease in service fees on loans, both of which relate to a decreased volume of loan originations and sales as a result of the company's mortgage banking activities. The higher level of gains obtained during the nine months ended June 30, 1999 resulted from the company taking advantage of loan origination volumes coupled with home loan refinancing and a favorable interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

                    The following table presents a comparison of the components of noninterest income.

                                                   NINE MONTHS             ----------------------------
                                                  ENDED JUNE 30,                   DIFFERENCE
                                           -----------------------------   ----------------------------
          (DOLLARS IN THOUSANDS)              2000              1999         AMOUNT            %
                                           -----------       -----------   -----------    -------------
          Noninterest income:
             Gain on sale of loans             $1,672            $5,062      $(3,390)          (66.97)%
             Service fees on loans                358               394          (36)           (9.14)
             Service fees on deposits             114                75           39            52.00
             Gain (loss) on sale
               of investment securities          (171)                9         (180)       (2,000.00)
             Other operating income                 6                11           (5)          (45.45)
                                           -----------       -----------   -----------    -------------
                Total noninterest income       $1,979            $5,551      $(3,572)          (64.35)%
                                           ===========       ===========   ===========    =============

     During the nine months ended June 30, 2000, the mortgage company originated $81.3 million in mortgage loans for sale compared to $270.3 million originated in the comparable period one year ago. The $189.0 million decrease in loan originations was largely attributable to increases in market interest rates which reduced home mortgage refinancing. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Loan sales for the nine months ended June 30, 2000 amounted to $82.9 million compared to sales of $287.9 million during the comparable period one year ago. Sales of loans resulted in gains of $1.7 million and $5.1 million for the nine months ended June 30, 2000 and 1999, respectively.

     NONINTEREST EXPENSE. Compensation and employee benefits decreased from the comparable period one year ago mainly because of a decrease in commissions to loan officers due to a decline in loan production and the related employee benefit cost associated with the decrease in compensation. Net occupancy expenses increased from the 1999 nine month period to the comparable 2000 period due to the development of the branch network, as well as the acquisition of additional administrative space to handle the current and planned growth of the Bank. Professional services increased $360,000 from the 1999 nine month period when compared to the same period in 2000. That cost increase resulted from the testing of the Bank's internal computer system for compliance with the Year 2000 date change and the litigation cost associated with the lawsuit filed against the mortgage banking subsidiary, the Bank and the Company.

                    The following table presents a comparison of the components of noninterest expense.

                                                  NINE MONTHS ENDED
                                                      MARCH 31,                    DIFFERENCE
                                           ----------------------------   ------------------------------
(DOLLARS IN THOUSANDS)                          2000           1999           AMOUNT             %
                                           -------------   ------------   -------------   --------------
Noninterest expense:
   Compensation and employee benefits          $3,361         $3,568          $(207)            5.80%
   Occupancy                                      879            661            218            32.98
   Professional services                          558            198            360           181.82
   Advertising                                    432            446            (14)           (3.14)
   Deposit insurance premium                       37             47            (10)          (21.28)
   Furniture, fixtures and equipment              333            309             24             7.77
   Data processing                                286            115            171           148.70
   Loss from foreclosed real estate                10              3              7           233.33
   Other operating expense                      1,078          1,289           (211)          (16.37)
                                          ------------     ------------   -------------   --------------
Total noninterest expense                      $6,974         $6,636           $338             5.09%
                                          ============     ============   =============   ==============

     INCOME TAXES. The company uses the liability method of accounting for income taxes as required. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized. Management has provided a valuation allowance for net deferred tax assets, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax provision for the nine months ended June 30, 2000 amounted to a benefit of $599,000 compared to a provision of $114,000 for the nine months ended June 30, 1999 resulting from reduced earnings of $2.1 million.

     LIQUIDITY AND CAPITAL RESOURCES. The bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The bank's currently required liquidity ratio is 4.00%. At June 30, 2000, the bank's actual liquidity ratio was 9.63%. The bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advance and reverse repurchase agreements in periods when the bank's demands for liquidity exceed funding from deposit inflows.

     The bank's most liquid assets are cash and cash equivalents, securities available-for-sale and trading securities. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and cash equivalents and securities available-for-sale totaled $119.6 million, or 44.31% of total assets.

     The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the nine months ended June 30, 2000, the bank's loan originations totaled $157.4 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $48.8 million for the nine months ended June 30, 2000.

     The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2000, the bank had $75.6 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $5.2 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

     At June 30, 2000, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $43.7 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2000, totaled $78.6 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

     CHANGES IN LEVELS OF INTEREST RATES MAY ADVERSELY AFFECT US. In general, market risk is the sensitivity of income to variations in interest rates and other relevant market rates or prices. The Company's market rate sensitive instruments include interest-earning assets and interest-bearing liabilities. The Company enters into market rate sensitive instruments in connection with its various business operations, particularly its mortgage banking activities. Loans originated, and the related commitments to originate loans that will be sold, represent market risk that is realized in a short period of time, generally two or three months.

     The Company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on mortgage prepayment and closing behavior, as well as depositors' choices ("interest rate risk"). Changes in these interest rates will result in changes in the Company's earnings and the market value of its assets and liabilities. We expect to continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. That spread is affected by the difference between the maturities and repricing characteristics of interest-earnings assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with fewer loan originations. Management expects that a substantial portion of our assets will continue to be indexed to changes in market interest rates and we intend to attract a greater proportion of short-term liabilities which will help address our interest rate risk. The lag in implementation of repricing terms on our adjustable-rate assets may result in a decline in net interest income in a rising interest rate environment. There can be no assurance that our interest rate risk will be minimized or eliminated. Further, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates, (primarily increases in market interest rates), could materially adversely affect our interest rate spread, asset quality, loan origination volume and overall financial condition and results of operations.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

       Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company's market risk exposure since September 30, 1999.

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

Item 2.    Changes in Securities
                Not Applicable

Item 3.    Defaults Upon Senior Securities
                Not Applicable

Item 4.    Submission of Matters To A Vote of Security Holders
                Not Applicable

Item 5.    Other Information

                On June 5, 2000, Greater Atlantic Financial Corp., a Delaware corporation ("Greater Atlantic"), announced that it had entered into an Agreement and Plan of Merger, dated as of June 2, 2000 (the "Merger Agreement"), with Dominion Savings Bank, FSB. Under the terms of the Agreement, Greater Atlantic Financial Corp. will pay the shareholders of Dominion Savings Bank cash in an amount to be determined shortly prior to closing which the parties currently estimate, based on certain assumptions, will be approximately $1.1 million or $3.13 per share for the 351,213 shares of Dominion Savings Bank Common Stock outstanding. The acquisition, which is expected to be completed by September 30, 2000, will result in the merger of Dominion Savings into Greater Atlantic Bank, Greater Atlantic's subsidiary, and is subject to approval by the shareholders of Dominion Savings Bank and regulatory authorities.

Item 6.    Exhibits and Reports on Form 8-K
                Exhibits Required
                Exhibit 27: Financial Data Schedule

                Reports on Form 8-K
                Form 8-K filed on June 2, 2000.

                        GREATER ATLANTIC FINANCIAL CORP.

                                   SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GREATER ATLANTIC FINANCIAL CORP.
                               ------- -------- --------- -----
                                        (Registrant)


Date: August 10, 2000          BY: /S/ CARROLL E. AMOS
                               --- --- ------- -- ----
                               Carroll E. Amos
                               President and Chief Executive Officer



Date: August 10, 2000          BY: /S/ DAVID E. RITTER
                               --- --- ----- -- ------
                               David E. Ritter
                               Senior Vice President and Chief Financial Officer