Form 10KSB
period 2000-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2000-12-28
CIK 1082735

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO ___________________.

                         COMMISSION FILE NUMBER: 0-26467

                        GREATER ATLANTIC FINANCIAL CORP.

             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                        54-1873112
          --------                                        ----------
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

  10700 PARKRIDGE BOULEVARD, SUITE P50                  703-391-1300
                                                        ------------
        RESTON, VIRGINIA 20191                  (Registrant's Telephone Number,
        ----------------------                        Including Area Code)
(Address of Principal Executive Offices)
              (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB [ ]

As of December 15, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $6,954,691.

    As of December 15, 2000, there were 3,007,434 shares of the registrant's
              Common Stock, par value $0.01 per share outstanding.

                                                              INDEX

PART I                                                                                                           Page
                                                                                                                 ----
Item 1.           Description of Business ......................................................................... 3
                  Business ........................................................................................ 3
                  Market Area and Competition ..................................................................... 3
                  Market Risk ..................................................................................... 3
                  Acquisition of Dominion Savings Bank, FSB........................................................ 3
                  Lending Activities .............................................................................. 4
                  Asset Quality ................................................................................... 7
                  Allowance for Loan Losses........................................................................ 8
                  Investment Activities ...........................................................................10
                  Sources of Funds ................................................................................14
                  Subsidiary Activities ...........................................................................16
                  Personnel .......................................................................................16
                  Regulation and Supervision ......................................................................17
                  Federal and State Taxation ......................................................................23
Item 2.           Description of Property .........................................................................25

Item 3.           Legal Proceedings ...............................................................................26

Item 4.           Submission of Matters to a Vote of Security Holders .............................................26

PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters ...........................26

Item 6.           Management's Discussion and Analysis of Financial

                  Condition and Results of Operations..............................................................27

Item 7.           Consolidated Financial Statements and Supplementary Information..................................46

PART III
Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..............................................................87

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (A) of the Exchange Act...............................................87

Item 10.          Executive Compensation ..........................................................................89

Item 11.          Security Ownership of Certain Beneficial Owners and Management ..................................92

Item 12.          Certain Relationships and Related Transactions ..................................................92

PART IV
Item 13.          Exhibits, Financial Statement Schedules and Reports on Form 8-K .................................93

SIGNATURES.........................................................................................................94

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

BUSINESS

         We are a savings and loan holding company, which was organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank (the "Bank"), a federally-chartered savings bank, and its wholly-owned subsidiary, Greater Atlantic Mortgage Corporation ("Greater Atlantic Mortgage"). We offer traditional banking services to customers through eight Greater Atlantic Bank branches located throughout the greater Washington, D.C/Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage.

MARKET AREA AND COMPETITION

         We operate in a competitive environment, competing for deposits and loans with other thrifts, commercial banks and other financial entities. Numerous mergers and consolidations involving banks in the market in which we operate have occurred resulting in an intensification of competition in the banking industry in our geographical market. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment and international banking services, which we do not offer. In addition, banks with a larger capitalization than ours and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 17 of Notes to Consolidated Financial Statements herein.

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

ACQUISITION OF DOMINION SAVINGS BANK, FSB

         On August 22, 2000, the Company completed the acquisition of Dominion Savings Bank, FSB, Front Royal, Virginia. The acquisition is being accounted for as a purchase and accordingly, the financial statements include assets and liabilities acquired at fair value and results of operations from the date of acquisition. Shareholders of Dominion were paid approximately $1.1 million in cash, resulting in goodwill of approximately $1.4 million, which is being amortized, on a straight-line basis over 15 years. Since the Dominion acquisition occurred on August 22, 2000, its impact upon the Company's consolidated results of operations for the fiscal year ended September 30, 2000 was not significant.

LENDING ACTIVITIES

         GENERAL. Net loans receivable at September 30, 2000 were $132.7 million, an increase of $59.9 million or 82.30% from the $72.8 million held at September 30, 1999. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. Loans held for sale amounted to $5.6 million at September 30, 2000 compared to $7.4 million at September 30, 1999, a decrease of $1.8 million. The decrease in loans held for sale is due to a reduction in the amount of loans originated and sold during fiscal year 2000 when compared to fiscal year 1999. During the fiscal year 2000, the origination and purchase of single-family residential loans along with the origination of consumer loans and commercial loans for the bank's portfolio increased resulting in an increase in the aggregate of loans originated and purchased for the bank's portfolio.

         The following table sets forth the bank's loan originations, purchases, sales and principal repayments for the periods indicated:

       -----------------------------------------------------------------------------------------------
       For the Years Ended September 30,                                     2000           1999
       -----------------------------------------------------------------------------------------------
                                                                                (in thousands)
       Total loans at beginning of period                                   $83,637        $53,606
       Originations of loans for investment:
          Single-family residential                                          48,023         23,429
          Multi-family residential                                                -              -
          Commercial real estate                                              7,501          3,769
          Construction                                                       18,169          2,814
          Land loans                                                          2,945            351
          Second trust                                                          416            784
          Commercial business                                                17,541         12,362
          Consumer                                                           26,816         10,218
       -----------------------------------------------------------------------------------------------
       Total originations and purchases for investment                      121,411         53,727
       Loans originated for resale by Greater Atlantic Mortgage             117,037        312,077
       -----------------------------------------------------------------------------------------------
       Total originations                                                   238,448        365,804
       Repayments                                                           (56,236)       (21,657)
       Sale of loans originated for resale by Greater Atlantic Mortgage    (118,874)      (314,116)
       -----------------------------------------------------------------------------------------------
       Net activity in loans                                                 63,338         30,031
       -----------------------------------------------------------------------------------------------
       Total loans at end of period (1)                                    $146,975        $83,637
       ===============================================================================================

-------------------------
(1) Includes loans held for sale of $5.6 million and $7.5 million at September 30, 2000 and 1999, respectively.

         LOAN PORTFOLIO. The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

      --------------------------------------------------------------------------------------------------------------
      At September 30,                                                   2000                        1999
      --------------------------------------------------------------------------------------------------------------
                                                                                % of                        % of
                                                                                Total                       Total
                                                                  Amount        Loans         Amount        Loans
      --------------------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
      Mortgage loans:
         Single-family (1)                                        $78,736       55.70         $53,219       69.86
         Multi-family                                               1,053        0.74           1,216         1.60
         Construction                                              14,537       10.28           4,624         6.07
         Commercial real estate                                    10,765        7.62           5,664         7.43
         Land                                                       3,158        2.23             871         1.14
      --------------------------------------------------------------------------------------------------------------
               Total mortgage loans                               108,249       76.57          65,594        86.10
      --------------------------------------------------------------------------------------------------------------
      Commercial business and consumer loans:
         Commercial business                                       11,221        7.94           3,170         4.16
         Consumer:
            Home equity                                            20,116       14.23           7,114         9.34
            Automobile                                                477        0.34             207         0.27
            Other                                                   1,294        0.92             102         0.13
      --------------------------------------------------------------------------------------------------------------
               Total commercial business and consumer loans        33,108       23.43          10,593        13.90
      --------------------------------------------------------------------------------------------------------------
               Total loans                                        141,357      100.00          76,187       100.00
      ==============================================================================================================
      Less:
         Allowance for loan losses                                   (765)                       (590)
         Loans in process                                          (7,953)                     (3,049)
         Unearned premium                                              59                         244
      --------------------------------------------------------------------------------------------------------------
               Loans receivable, net                             $132,698                     $72,792
      ==============================================================================================================

------------------------------
(1) Includes loans secured by second trusts on single-family residential property.

         LOAN MATURITY. The following table shows the remaining contractual maturity of the bank's total loans at September 30, 2000. The table does not include the effect of future principal prepayments.

              At September 30, 2000
      ------------------------------------------------------------------------------------------------------------
                                                                    Multi-         Commercial
                                                  One- to         Family and        Business
                                                   Four-          Commercial          and                Total
                                                 Family (1)     Real Estate (1)      Consumer            Loans
      ------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
      Amounts due in:
         One year or less                          $19,215            $9,115         $23,492             $51,822
         After one year:
         More than one year to three years          34,258             2,261           1,477              37,996
         More than three years to five years        15,681             4,503           5,153              25,337
         More than five years to 15 years            4,400             2,209           2,323               8,932
         More than 15 years                          8,654                 -             663               9,317
      ------------------------------------------------------------------------------------------------------------
            Total amount due                       $82,208           $18,088         $33,108            $133,404
      ============================================================================================================

------------------------------
(1) Includes construction loans and land loans, net of loans in process of $8.0 million.

         The following table sets forth, at September 30, 2000, the dollar amount of loans contractually due after September 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates. At September 30, 2000, the bank did not have any construction, acquisition and development, or land loans contractually due after September 30, 2001.

              Due After September 30, 2001
--------------------------------------------------------------------------------
                                             Fixed       Adjustable     Total
--------------------------------------------------------------------------------
                                                       (in thousands)
Real estate loans:
   One- to four-family                       $15,605       $47,388      $62,993
   Multi-family and commercial                 6,554         2,419        8,973
--------------------------------------------------------------------------------
      Total real estate loans                 22,159        49,807       71,966
Commercial business and consumer loans         7,925         1,691        9,616
--------------------------------------------------------------------------------
      Total loans                            $30,084       $51,498      $81,582
================================================================================

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2000, the bank's one- to four-family mortgage loans totaled $78.7 million, or 55.70% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 23.30% were fixed-rate loans and 76.70% were ARM loans.

         CONSTRUCTION AND DEVELOPMENT LENDING. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing the land for sale. At September 30, 2000, construction and development loans (including land loans) totaled $17.7 million, or 12.51%, of the bank's total loans, of which, land loans totaled $3.2 million, or 2.23% of total loans. The largest construction loan in the bank's portfolio at September 30, 2000, was a $3.1 million loan secured by a first lien deed of trust on land and improvements (15 unit building) to be developed on land located in Calvert County, Maryland and a first lien deed of trust on commercial real estate located in Prince George's County, Maryland. Such loans are secured by a lien on the property, are limited to 60% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate based on the prime rate as reported in THE WALL STREET JOURNAL.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the bank's primary market area. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 2000 was $11.8 million, or 8.36% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 2000, was a $2.0 million loan secured by assignment of an ownership interest in the borrower and assignment of notes totaling $6.2 million.

         COMMERCIAL BUSINESS LENDING. At September 30, 2000, the bank had $11.2 million in commercial business loans, which amounted to 7.94% of total loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in THE WALL STREET Journal.

         CONSUMER LENDING. Consumer loans at September 30, 2000 amounted to $21.9 million or 15.49% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

         The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 2000, these loans totaled $20.1 million or 14.23% of the bank's total loans and 60.76% of commercial business consumer loans. Other types of consumer loans, primarily consisting of secured and unsecured personal loans and new and used automobile loans, totaled $1.8 million, or 1.26% of the bank's total loans and 5.35% of consumer loans at September 30, 2000.

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

         The bank's management reviews and classifies the bank's assets on a regular basis and the board of directors reviews the management's reports on a quarterly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 2000, the bank had $579,000 of loans designated as Substandard, which consisted of two commercial real estate loans and one residential loan. At that same date the bank had $57,000 of assets classified as Doubtful, consisting of one commercial real estate loan for $38,000 and nine second trust loans totaling $19,000. At September 30, 2000, the bank had no loans classified as Loss. As of September 30, 2000, the bank also had one residential loan and three second trust loans, totaling $120,000, designated as Special Mention. At September 30, 2000, the largest adversely (other than Special Mention) classified loan was a multi-family loan with an aggregate carrying balance of $442,000, which was secured by an apartment building.

         NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and REO. The Bank's policy is to cease accruing interest on mortgage loans 90 days or more past due, cease accruing interest on consumer loans 60 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), and to charge off any accrued and unpaid interest. As a result, the bank had no loans 90 days or more past due but still accruing interest or troubled debt restructurings at any of the dates indicated.

---------------------------------------------------------------------------------------
September 30,                                                    2000           1999
---------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Mortgage loans:
   Single-family                                                 $ 144          $ 23
   Commercial                                                       50             -
---------------------------------------------------------------------------------------
Total non-accrual loans                                            194            23
REO                                                                172           187
---------------------------------------------------------------------------------------
Total non-performing assets                                       $366          $210
Non-performing loans to total loans held for investment           0.14%         0.03%
=======================================================================================
Total non-performing assets to total assets, at period end        0.12%         0.11%
=======================================================================================

         During the year ended September 30, 2000, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $4,000.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. As of September 30, 2000, the bank's allowance for loan losses amounted to $765,000 or 0.54% of total loans. While the allowance for loan losses to total non-performing loans at September 30, 2000 is 394.33%, the allowance as a percentage of total loans decreased 0.23%, from 0.77% at September 30, 1999 to 0.54% at September 30, 2000. The decrease resulted from a $65.2 million increase in total loans, from $76.2 million at September 30, 1999 to $141.4 million at September 30, 2000. Based on management's estimates, the allowance is considered adequate to cover estimated losses in loans receivable at September 30, 2000.

         The following table sets forth activity in the bank's allowance for loan losses.

--------------------------------------------------------------------------------
At or for the Years Ended September 30,                  2000           1999
--------------------------------------------------------------------------------
                                                         (dollars in thousands)
Balance at beginning of period                           $590           $578
Provisions                                                 13             26
Dominion reserves                                         225              -
--------------------------------------------------------------------------------
Total charge-offs                                          63             24
Total recoveries                                            -             10
--------------------------------------------------------------------------------
Net charge-offs                                           (63)           (14)
--------------------------------------------------------------------------------
Balance at end of period                                 $765           $590
================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period        0.06%          0.03%
================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                              394.33%      2,565.22%
================================================================================
Allowance for loan losses to total loans                 0.54%          0.77%
================================================================================

         The following table sets forth the bank's allowance for loan losses in each of the categories listed and the percentage of such amounts to the total allowance and the percentage of such amounts to total loans.

---------------------------------------------------------------------------------------------------------------------------
At September 30,                                                 2000                                  1999
---------------------------------------------------------------------------------------------------------------------------
                                                                     Percent of                           Percent of
                                                              --------------------------             ----------------------
                                                                 Total                                  Total     Total
                                                   Amount      Allowance    Total Loans    Amount     Allowance   Loans
---------------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
MORTGAGE LOANS:
   Single-family                                       $73        9.54%         0.05%          $74      12.54%     0.10%
   Multi-family                                          8        1.05          0.01             9       1.53      0.01
   Construction                                         54        7.06          0.04            29       4.92      0.04
   Commercial real estate                              195       25.49          0.13           208      35.25      0.27
   Land                                                 39        5.10          0.03            16       2.71      0.02
---------------------------------------------------------------------------------------------------------------------------
      Total mortgage loans                             369       48.24          0.26           336      56.95      0.44
---------------------------------------------------------------------------------------------------------------------------
COMMERCIAL AND CONSUMER:

   Commercial                                          168       21.96          0.11            79      13.39      0.10
   Consumer:
      Home equity                                       50        6.54          0.04            89      15.08      0.12
      Automobile                                        27        3.53          0.02             9       1.53      0.01
      Other                                              -           -             -             -          -         -
---------------------------------------------------------------------------------------------------------------------------
         Total commercial and consumer                 245       32.03          0.17           177      30.00      0.23
---------------------------------------------------------------------------------------------------------------------------
Unallocated                                            151       19.73          0.11            77      13.05      0.10
---------------------------------------------------------------------------------------------------------------------------
Total                                                 $765      100.00%         0.54%         $590     100.00%     0.77%
===========================================================================================================================

INVESTMENT ACTIVITIES

         The investment policy of the bank, as approved by the board of directors, requires management, to maintain adequate liquidity and generate a favorable return on investments without incurring undue interest rate and credit risk, to complement the bank's lending activities. The bank primarily utilizes investments in securities for liquidity management, as a source of income and as a method of deploying excess funds not utilized for investment in loans. Securities classified as trading are bought and held principally for sale in the near term, generally within 90 days.

         At September 30, 2000, the company had invested $45.3 million in mortgage-backed securities, or 15.31% of total assets, of which $38.6 million were classified as available-for-sale and $6.7 million were classified as held-to-maturity. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event the issuer redeems such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment securities.

---------------------------------------------------------------------------------------------------
September 30,                                       2000                         1999
---------------------------------------------------------------------------------------------------
                                                          Estimated                    Estimated
                                            Amortized      Market      Amortized         Market
                                              Cost         Value         Cost            Value
---------------------------------------------------------------------------------------------------
                                                              (in thousands)
Available-for-sale:
   Equity securities                          $2,157       $2,171       $11,958         $11,603
   Corporate debt securities                   1,967        1,924         2,454           2,488
   Federal agency securities                   1,000          976         3,000           2,947
   CMOs                                        3,410        3,358         1,687           1,669
   U.S. Government securities                 39,967       39,487        21,414          21,313
---------------------------------------------------------------------------------------------------
      Total available-for-sale                48,501       47,916        40,513          40,020
---------------------------------------------------------------------------------------------------
Held-to-maturity:
   Corporate debt securities                   1,037          965         1,047             960
   U.S. Government securities                 19,878       19,182        23,990          23,467
---------------------------------------------------------------------------------------------------
      Total held-to-maturity                  20,915       20,147        25,037          24,427
---------------------------------------------------------------------------------------------------
      Total investment securities            $69,416      $68,063       $65,550         $64,447
===================================================================================================
Investment securities with:
   Fixed rates                                $7,752       $7,572       $10,750         $10,547
   Adjustable rates                           61,664       60,491        54,800          53,900
---------------------------------------------------------------------------------------------------
      Total                                  $69,416      $68,063       $65,550         $64,447
===================================================================================================
Trading securities (1)                         $   -       $1,946         $   -           $   -
===================================================================================================

--------------------
(1)  Consists of Federal agency securities.

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's mortgage-backed securities.

  -----------------------------------------------------------------------------------------------------------
  September 30,                                        2000                                1999
  -----------------------------------------------------------------------------------------------------------
                                                               Estimated                         Estimated
                                              Amortized          Market          Amortized         Market
                                                Cost             Value             Cost            Value
  -----------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
  Available for sale:
     FHLMC                                      $10,772         $10,705            $6,596           $6,513
     FNMA                                        26,880          26,555            26,869           26,489
     GNMA                                         1,430           1,404             2,471            2,436
  -----------------------------------------------------------------------------------------------------------
        Total                                    39,082          38,664            35,936           35,438
  ===========================================================================================================
  Held-to-maturity:
     FHLMC                                       $2,817          $2,739            $3,417           $3,349
     FNMA                                         3,868           3,713             4,312            4,229
  -----------------------------------------------------------------------------------------------------------
         Total Held-to-maturity                   6,685           6,452             7,729            7,578
  -----------------------------------------------------------------------------------------------------------
         Total                                  $45,767         $45,116           $43,665          $43,016
  ===========================================================================================================
  Mortgage-backed securities with:
     Fixed rates                                $ 7,260         $ 7,068           $18,305          $17,818
     Adjustable rates                            38,507          38,048            25,360           25,198
  -----------------------------------------------------------------------------------------------------------
        Total                                   $45,767         $45,116           $43,665          $43,016
  ===========================================================================================================
  Trading securities (1)                        $  -            $20,820           $  -             $  -
  ===========================================================================================================

--------------------
(1) Consists of mortgage-backed securities.

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities available-for-sale and mortgage-backed securities available-for-sale.

                                                               At September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                             More than One         More than Five
                       One Year or Less    Year to Five Years    Years to Ten Years    More than Ten Years        Total
--------------------------------------------------------------------------------------------------------------------------------
                                Weighted             Weighted               Weighted             Weighted             Weighted
                     Carrying    Average   Carrying   Average   Carrying    Average    Carrying   Average   Carrying  Average
                       Value      Yield     Value      Yield      Value      Yield      Value      Yield     Value     Yield
--------------------------------------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Investment
securities
available-for-sale:
  Adjustable-rate
     securities:
      CMOs                  $  -       -%       $  -        -%        $  -         -%    $1,822      7.86%  $ 1,822      7.86%
      U.S.
Government agency              -       -           -        -            -         -     39,487      9.90     39,487     9.90
--------------------------------------------------------------------------------------------------------------------------------
        Total                  -       -           -        -            -         -     41,309      9.81     41,309     9.81
--------------------------------------------------------------------------------------------------------------------------------
Fixed-rate:
      Equity                   -       -           -        -            -         -      2,171      7.98      2,171     7.98
securities
      Federal agency           -       -           -        -            -         -        976      8.20        976     8.20
      Corporate debt         996    6.25           -        -            -         -        928      7.83      1,924     7.01
      CMOs                     -       -           -        -            -         -      1,536      7.77      1,536     7.70
--------------------------------------------------------------------------------------------------------------------------------
        Total                996    6.25           -        -            -         -      5,611      7.94      6,607     7.66
--------------------------------------------------------------------------------------------------------------------------------
Total investment
    securities
available-
    for-sale                 996    6.25                                                 46,920      9.59     47,916     9.51
--------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed
securities
available-for-sale:
   Adjustable-rate
     securities:
        FNMA                   -       -         245     8.59            -         -     20,396      7.57     20,641     7.58
        FHLMC                  -       -           -        -            -         -     10,468      8.01     10,468     8.01
        GNMA                   -       -           -        -          666      7.25        738      7.52      1,404     7.39
--------------------------------------------------------------------------------------------------------------------------------
          Total                -       -         245     8.59          666      7.25     31,602      7.71     32,513     7.71
--------------------------------------------------------------------------------------------------------------------------------
      Fixed-rate:
        FNMA                 844    8.15           -        -            -         -      5,070      7.95      5,914     7.98
        FHLMC                237    7.64           -        -            -         -          -         -        237     7.64
--------------------------------------------------------------------------------------------------------------------------------
          Total            1,081    8.04           -        -            -         -      5,070      7.95      6,151     7.97
--------------------------------------------------------------------------------------------------------------------------------
Total mortgage-
   backed
securities
available-for-sale         1,081    8.04         245     8.59          666      7.25     36,672      7.75     38,664     7.75
--------------------------------------------------------------------------------------------------------------------------------
Total investments         $2,077    7.18%       $245     8.59%        $666      7.25%   $83,592      8.78%   $86,580     8.74%
================================================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities held-to-maturity and mortgage-backed securities held-to-maturity.

                                                                At September 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                             More than One       More than Five
                      One Year or Less    Year to Five Years   Years to Ten Years    More than Ten Years          Total
---------------------------------------------------------------------------------------------------------------------------------
                               Weighted             Weighted              Weighted               Weighted              Weighted
                     Carrying   Average  Carrying   Average   Carrying    Average    Carrying    Average   Carrying    Average
                       Value     Yield     Value     Yield      Value      Yield      Value       Yield      Value      Yield
---------------------------------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
Investment
securities
held-to-maturity:
Adjustable-rate
securities:
U.S. Government
agency                    $897   9.38%          $-       -%      $2,036    10.61%      $16,945     9.26%      $19,878    9.40%
---------------------------------------------------------------------------------------------------------------------------------
           Total           897   9.38            -       -        2,036    10.61        16,945     9.26        19,878    9.40
---------------------------------------------------------------------------------------------------------------------------------
Fixed-rate:
      Corporate debt         -      -            -       -        1,037     7.15             -        -         1,037    7.15
---------------------------------------------------------------------------------------------------------------------------------
           Total             -      -            -       -        1,037     7.15             -        -         1,037    7.15
---------------------------------------------------------------------------------------------------------------------------------
Total investment
securities
held-to-maturity           897   9.38            -       -        3,073     9.44        16,945     9.26        20,915    9.29
---------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed
securities
held-to-maturity:
Adjustable-rate
securities:
           FNMA              -      -            -       -            -        -         2,910     6.44         2,910    6.44
           FHLMC             -      -            -       -            -        -         2,817     7.03         2,817    7.03
---------------------------------------------------------------------------------------------------------------------------------
               Total         -      -            -       -            -        -         5,727     6.73         5,727    6.73
---------------------------------------------------------------------------------------------------------------------------------
      Fixed-rate:
           FNMA              -      -            -       -            -        -           958     6.50           958    6.50
---------------------------------------------------------------------------------------------------------------------------------
               Total         -      -            -       -            -        -           958     6.50           958    6.50
---------------------------------------------------------------------------------------------------------------------------------
Total
mortgage-backed
securities
held-to-maturity             -      -            -       -            -        -         6,685     6.70         6,685    6.70
---------------------------------------------------------------------------------------------------------------------------------
Total
held-to-maturity
investments               $897   9.38%          $-       -%      $3,073     9.44%      $23,630     8.53%      $27,600    8.66%
=================================================================================================================================

SOURCES OF FUNDS

         GENERAL. Deposits, loan repayments and prepayments, cash flows generated from operations, Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements are the primary sources of the bank's funds for use in lending, investing and for other general purposes.

         DEPOSITS. Because the bank has aggressively marketed its deposit products, expanded its branch network and used brokered deposits to fund its mortgage-banking activities, total deposits increased to $188.4 million at September 30, 2000 from $129.0 million at September 30, 1999, an increase of 46.03%. Certificates of deposit increased $37.0 million, $29.4 million of which were from brokered deposits. The bank offers a variety of deposit accounts with a range of interest rates and terms. The bank's deposits consist of checking, money market, savings, NOW, certificate accounts and Individual Retirement Accounts. Of the funds deposited in the bank, 70.01% are in certificate of deposit accounts at September 30, 2000. At September 30, 2000, transaction-based accounts (savings, NOW, money market and noninterest bearing deposits) represented 29.99% of total deposits.

         At September 30, 2000, $109.3 million, or 82.89% of the bank's certificate of deposit accounts were scheduled to mature within one year.

         The following table sets forth the distribution and the rates paid on each category of deposits.

-----------------------------------------------------------------------------------------------------------------------
At September 30,                             2000                                            1999
-----------------------------------------------------------------------------------------------------------------------
                                            Percent of                                        Percent of
                                              total                                             total
                              Balance        deposits      Rate paid       Balance             deposits       Rate paid
-----------------------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)
Savings accounts              $5,808          3.08%          2.51%          $1,375               1.07%          3.25%
NOW and money market
   Accounts                   46,263         24.56           5.22           27,157              21.05           4.98
Certificates of deposit      131,893         70.01           6.18           94,879              73.55           5.25
Noninterest-bearing
deposits:
   Demand deposits             4,423          2.35              -            5,596               4.33              -
-----------------------------------------------------------------------------------------------------------------------
      Total deposits        $188,387        100.00%          5.69%        $129,007             100.00%          4.95%
=======================================================================================================================

         The following table presents information concerning the amounts, the rates and the periods to maturity of the certificate accounts outstanding.

       At September 30, 2000
       --------------------------------------------------------------------
                                             Amount                Rate
       --------------------------------------------------------------------
                                               (dollars in thousands)
       Balances maturing:
       Three months or less                $ 57,823                6.17%
       Three months to one year              51,505                6.07
       One year to three years               20,662                6.38
       Over three years                       1,903                5.65
       --------------------------------------------------------------------
       Total                               $131,893                6.16%
       ====================================================================

         At September 30, 2000, the bank had $22.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

       ------------------------------------------------------------
                                                         Weighed
                                                         Average
               Maturity Period               Amount        Rate
       ------------------------------------------------------------
                                             (Dollars in thousands)
       Three months or less                  $5,199         5.97%
       Over 3 through 6 months                4,047         6.10
       Over 6 through 12 months               7,923         6.17
       Over 12 months                         4,858         6.28
       ------------------------------------------------------------
             Total                          $22,027         6.13%
       ============================================================

         BORROWINGS. FHLB advances amounted to $46.1 million at September 30, 2000, an increase from the $37.7 million at September 30, 1999 and other borrowings (reverse repurchase agreements) amounted to $36.7 million, an increase of $31.0 million compared to $5.7 million at September 30, 1999. At September 30, 1999, borrowings consisted of FHLB advances and reverse repurchase agreements totaling $43.4 million.

         The bank also enters into sales of securities under agreements to repurchase ("reverse repurchase agreements") with terms to maturity of less than one year. At September 30, 2000, the bank had $36.7 million in reverse repurchase agreements, compared to $5.7 million at September 30, 1999. During the fiscal year ended September 30, 2000, all reverse repurchase agreements represented agreements to repurchase the same securities.

         The following table sets forth information regarding the Bank's borrowed funds:

           ---------------------------------------------------------------------------------
           At or for the years ended September 30,               2000             1999
           ---------------------------------------------------------------------------------
                                                                 (dollars in thousands)
           FHLB Advances:
           Average balance outstanding                         $55,691           $16,371
           Maximum amount outstanding at any
           month-end during the period                          76,800            37,650

           Balance outstanding at end of period                 46,100            37,650
           Weighted average interest  rate
           during the period                                      6.14%            4.95%

           Weighted average interest rate at end of period        6.33%            5.55%

           Reverse repurchase agreements:
           Average balance outstanding                          31,100             1,301
           Maximum amount outstanding at any
           month-end during the period                          39,605             5,741

           Balance outstanding at end of period                 36,736             5,741
           Weighted average interest rate
           during the period                                      6.45%             5.46%

           Weighted average interest rate at end of period        6.62%             5.50%

SUBSIDIARY ACTIVITIES

         The bank has one wholly-owned subsidiary, Greater Atlantic Mortgage Corporation, and in furtherance of our community banking focus, we have expanded the operations of Greater Atlantic Mortgage in order to diversify our revenue stream and support our growth. The strategy of Greater Atlantic Mortgage is to originate mortgage loans for sale in the secondary market and to develop profitable niche mortgage products, such as Federal Housing Administration ("FHA") streamline refinancings and the origination of loans on condominiums in connection with the conversion of cooperative apartments to condominiums. Currently, the operations of Greater Atlantic Mortgage employ approximately 43 persons in Tysons Corner, Virginia, Maryland and West Virginia. For the fiscal year ended September 30, 2000, Greater Atlantic Mortgage originated $117.0 million of single-family residential loans, the majority of which consisted of loans insured by the FHA or partially guaranteed by the Veterans Administration which were pre-sold in the secondary market with servicing released.

PERSONNEL

         As of September 30, 2000, the company had 120 full-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

         As a savings and loan holding company, Greater Atlantic Financial Corp. is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Greater Atlantic Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Greater Atlantic Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the Federal Deposit Insurance Corporation. Greater Atlantic Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Greater Atlantic Bank's safety and soundness and compliance with various regulatory requirements. That regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on Greater Atlantic Financial Corp., Greater Atlantic Bank and their operations. Certain of the regulatory requirements applicable to Greater Atlantic Bank and to Greater Atlantic Financial Corp. are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on Greater Atlantic Bank and Greater Atlantic Financial Corp.

HOLDING COMPANY REGULATION

         Greater Atlantic Financial Corp. is a unitary savings and loan holding company under federal law because Greater Atlantic Bank is its only insured subsidiary. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "--FEDERAL SAVINGS INSTITUTION REGULATION--QUALIFIED THRIFT LENDER TEST." Recent legislation restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999, to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. If a unitary savings and loan holding company acquires another savings institution or savings bank that is not a problem institution, that meets the qualified thrift lender test and that the Office of Thrift Supervision considers to be a savings institution, the unitary savings and loan holding company would become a multiple savings and loan holding company if the acquired institution were held as a separate subsidiary and not merged into the subsidiary of the former unitary savings and loan holding company. As a multiple savings and loan holding company, the savings and loan holding company would generally be limited to activities permissible for bank holding companies under federal law, so long as the Office of Thrift Supervision first approves of these activities, and to certain other activities authorized by Office of Thrift Supervision regulation.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of Greater Atlantic Financial Corp. and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Greater Atlantic Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to Greater Atlantic Financial Corp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

         BUSINESS ACTIVITIES. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, (E.G., commercial, non-residential real property loans and consumer loans), are limited to a specified percentage of the institution's capital or assets.

         CAPITAL REQUIREMENTS. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.

Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At September 30, 2000, Greater Atlantic Bank met each of its capital requirements.

         The following table presents the Bank's capital position at September 30, 2000:


                                                                                       Capital
                                                              Excess         ---------------------------
                                 Actual        Required     (Deficiency)       Actual         Required
                                 Capital       Capital         Amount          Percent        Percent
       -------------------------------------------------------------------------------------------------
                                        (dollars in thousands)
       Tangible                  $20,295       $ 4,442         $15,853         6.85%           1.50%
       Core (Leverage)            20,295        11,845           8,450         6.85            4.00
       Risk-based                 21,060        11,841           9,219        14.23            8.00

         PROMPT CORRECTIVE REGULATORY ACTION. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. Greater Atlantic Bank is a member of the SAIF. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, SAIF and BIF members began equal sharing of FICO payments on January 1, 2000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Greater Atlantic Bank. Management cannot predict what insurance assessment rates will be in the future.

         Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Greater Atlantic Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2000, Greater Atlantic Bank's limit on loans to one borrower was $3.2 million, and Greater Atlantic Bank's largest aggregate outstanding balance of loans to one borrower was $3.1 million.

         QTL TEST. The Home Owners' Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2000, Greater Atlantic Bank maintained 81.93% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         LIMITATION ON CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. An application to and the prior approval of the Office of Thrift

Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Greater Atlantic Bank, it is a subsidiary of a holding company. In the event Greater Atlantic Bank's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Greater Atlantic Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

         LIQUIDITY. Greater Atlantic Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the Office of Thrift Supervision to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. Greater Atlantic Bank's liquidity ratio for September 30, 2000 was 10.0%, which exceeded the applicable requirements. Greater Atlantic Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Greater Atlantic Bank's latest quarterly thrift financial report. The assessments paid by Greater Atlantic Bank for the fiscal year ended September 30, 2000 totaled $56,000.

         TRANSACTIONS WITH RELATED PARTIES. Greater Atlantic Bank's authority to engage in transactions with "affiliates" (E.G., any company that controls or is under common control with an institution, including Greater Atlantic Financial Corp. and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         Greater Atlantic Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Greater Atlantic Bank may make to insiders based, in part, on Greater Atlantic Bank's capital position and requires certain board approval procedures to be followed.

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

FEDERAL HOME LOAN BANK SYSTEM

         Greater Atlantic Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Greater Atlantic Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Greater Atlantic Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2000 of $3.6 million.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. Those requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Greater Atlantic Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 2000, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Greater Atlantic Bank complies with the foregoing requirements.

         For net transaction accounts in 2001, the first $5.5 million, up from $5 million in 2000, will be exempt from reserve requirements. A 3 percent reserve ratio will be assessed on net transaction accounts over $5.5 million to and including $42.8 million, down from $44.3 million in 2000. A 10 percent reserve ratio will be applied above $42.8 million.

COMMUNITY REINVESTMENT ACT

         Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. Greater Atlantic Bank's latest Community Reinvestment Act rating, received from the Office of Thrift Supervision was "Satisfactory."



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

ITEM 2.      DESCRIPTION OF PROPERTY

         We currently conduct our business from eight full-service banking offices and our administrative office. The following table sets forth the company's offices as of September 30, 2000.

                                                                                                      Net Book Value
                                                                                                      of Property or
                                                                                                         Leasehold
                                                                         Original                      Improvements
                                                                            Year        Date of             at
                                                            Leased or    Leased or       Lease         September 30,
    Location                                                  Owned      Acquired     Expiration           2000
    -------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)
    ADMINISTRATIVE OFFICE:
    10700 Parkridge Boulevard
    Reston, Virginia 20191                                   Leased        1998        03-31-03               $113
    BRANCH OFFICES:
    11834 Rockville Pike
    Rockville, Maryland 20852                                Leased        1998        06-15-05                276
    8070 Ritchie Highway
    Pasadena, Maryland 21122                                 Leased        1998        08-31-08                 21
    153 Defense Highway
    Annapolis, Maryland 21401                                 Owned        2000                                903
    250 N. Glebe Road
    Arlington, Virginia 22203                                Leased        1998        03-31-03                 29
    1025 Connecticut Avenue, N.W.
    Washington, D.C. 20036                                   Leased        1998        07-31-08                250
    46901 Cedar Lakes Plaza
    Sterling, Virginia 20164                                 Leased        1999        02-28-19                366
    1 South Royal Avenue
    Front Royal, Virginia 22630                               Owned        1977            -                   668
    9484 Congress Street
    New Market, Virginia 22844                                Owned        1989            -                   190
    2800 Valley Avenue
    Winchester, Virginia 22601                                Owned        1978            -                   200
    GREATER ATLANTIC MORTGAGE OFFICES:
    8230 Old Courthouse Road
    Vienna, Virginia 22182                                   Leased        1995        12-31-04                  -
    5301 Spectrum Drive
    Frederick, Maryland 21703                                Leased        1999         6-30-04                  -
    2730 University Boulevard
    Wheaton, Maryland 20902                                  Leased        2000         9-30-05                  -
    6701 Democracy Boulevard, Suite 300
    Bethesda, Maryland 20817                                 Leased        2000        11-01-00                  -
    310 West King Street                                                               Month to
    Martinsburg, West Virginia 25401                         Leased        2000          Month                   -
    -------------------------------------------------------------------------------------------------------------------
                                                                                                            $3,016
    ===================================================================================================================

         The bank also has entered into a contract to purchase property in South Riding, Virginia, and Winchester, Virginia, for the purpose of constructing branch offices.

         The total net book value of the company's furniture, fixtures and equipment at September 30, 2000 was $4.9 million. The properties are considered by management to be in good condition.

ITEM 3.      LEGAL PROCEEDINGS

         On July 28, 1999, First Guaranty Mortgage Corporation filed a complaint against the Company and its wholly owned subsidiaries GAB and GAMC in Circuit Court of Arlington, Virginia. This complaint alleged breach of contract and related claims against these three companies and employees of GAMC who formerly were employed at First Guaranty. First Guaranty alleged that GAMC, GAB and GAFC wrongfully interfered with the business of First Guaranty's Frederick, Maryland office by hiring the employees of that office. First Guaranty sought approximately $5,000,000 in compensatory and $20,000,000 in punitive damages. In 2000, the Company entered into a settlement, which resolved this claim. The resulting provision for litigation loss of $1.25 million has been reflected as an operating expense in the accompanying statement of operations for the year ended September 30, 2000.

         The company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the company's financial condition, results of operations or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 2000, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         MARKET INFORMATION. The Company's common stock is listed on the NASDAQ Stock Market under the symbol "GAFC".

         As of September 30, 2000, there were 3,007,434 total shares outstanding and approximately 800 shareholders of record.

HIGH/LOW STOCK PRICE

                                          Fiscal Year
                                      September 30, 2000
                                      ------------------
                                     High            Low
                                     ----            ---

       First Quarter                 6 3/4           4 1/4
       Second Quarter                4 15/32         3 3/8
       Third Quarter                 3 7/8           2 1/2
       Fourth Quarter                4               2 11/16

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events

GENERAL

         The profitability of the Company, and more specifically, the profitability of its primary subsidiary Greater Atlantic Bank (the "Bank"), depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings.

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

        ----------------------------------------------------------------------------------------------
        At or for the Years Ended September 30,                              2000             1999
        ----------------------------------------------------------------------------------------------
        CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
           Interest income                                                 $17,772           $9,046
           Interest expense                                                 13,094            6,380
        ----------------------------------------------------------------------------------------------
              Net interest income                                            4,678            2,666
           Provision for loan losses                                            13               26
        ----------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses            4,665            2,640
           Noninterest income                                                2,054            6,081
           Noninterest expense                                              10,957            8,789
        ----------------------------------------------------------------------------------------------
               Loss before income tax benefit                               (4,238)             (68)
           Income tax benefit                                                 (600)            (169)
        ----------------------------------------------------------------------------------------------
           Net (loss) income                                               $(3,638)         $   101
        ==============================================================================================

        PER SHARE DATA:
           Net (loss) income:
              Basic                                                        $ (1.21)         $  0.07
              Diluted                                                        (1.21)            0.07
           Book value                                                         6.94             8.31
           Tangible book value                                                6.94             8.31
        Weighted average shares outstanding:
              Basic                                                      3,007,434        1,362,390
              Diluted                                                    3,007,434        1,364,607

        CONSOLIDATED STATEMENTS OF FINANCIAL
          CONDITION DATA:
           Total assets                                                   $296,296         $198,923
           Total loans receivable, net                                     132,698           72,792
           Allowance for loan losses                                           765              590
           Mortgage-loans held for sale                                      5,599            7,436
           Investment securities (1)                                        70,777           65,057
           Mortgage-backed securities (1)                                   66,169           43,167
           Total deposits                                                  188,387          129,007
           FHLB advances                                                    46,100           37,650
           Other borrowings                                                 36,736            5,741
           Total stockholders' equity                                       20,867           24,990
           Tangible capital                                                 20,668           24,990

           --------------------------------------------------------------------------------------------
           At or for the Years Ended September 30,                         2000               1999
           --------------------------------------------------------------------------------------------
           AVERAGE CONSOLIDATED STATEMENTS OF FINANCIAL
             CONDITION DATA:
              Total assets                                               $251,417           $137,389
              Investment securities (1)                                    75,808             47,208
              Mortgage-backed securities (1)                               59,489             32,816
              Total loans                                                 106,917             51,754
              Allowance for loan losses                                      (599)              (675)
              Total deposits                                              137,272            104,909
              Total stockholders' equity                                   24,067             11,151

           PERFORMANCE RATIOS (2):
              Return on average assets                                      (1.45)%             0.07%
              Return on average equity                                     (15.12)              0.91
              Average equity to assets                                       9.57               8.12
              Net interest margin                                            1.93               2.02
              Efficiency ratio (3)                                         162.76             100.48

           ASSET QUALITY DATA:
              Non-performing assets to total assets, at period end           0.12               0.11
              Non-performing loans to total loans, at period end             0.14               0.03
              Net charge-offs to average total loans                         0.06               0.03
              Allowance for loan losses to:
              Total loans                                                    0.54%              0.77%
              Non-performing loans                                         394.33           2,565.22

              Non-performing loans                                         $  194             $   23
              Non-performing assets                                           366                215
              Allowance for loan losses                                       765                590

           CAPITAL RATIOS OF THE BANK:
              Leverage ratio                                                 6.85%             10.52%
              Tier 1 risk-based capital ratio                               13.71              27.62

              Total risk-based capital ratio                                14.23              28.41
           --------------------------------------------------------------------------------------------

------------------------
(1) Consists of securities classified as available-for-sale, held-to-maturity and trading.
(2) Ratios are presented on an annualized basis where appropriate.
(3) Efficiency ratio consists of non-interest expense divided by net interest income and non-interest income.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         NET INCOME. For the fiscal year ended September 30, 2000 the company incurred a net loss of $3.6 million or $1.21 per share compared to net income of $101,000 or $0.07 per share for fiscal year 1999. The $3.7 million decrease in net income over the comparable period one year ago was primarily due to the decline in income from mortgage-banking activities. Also, contributing to the decrease in income was the settlement of a lawsuit against Greater Atlantic Mortgage Corporation costing $1.3 million and the sale and reclassification by the Bank of certain investment securities at a loss of $1.0 million.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                            Difference
  ------------------------------------------------------------------------------------------
  Years ended September 30,               2000           1999          Amount          %
  ------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
  Interest income:
     Loans                               $8,462        $ 4,210       $ 4,252       101.00%
     Investments                          9,310          4,836         4,474        92.51
  ------------------------------------------------------------------------------------------
  Total                                  17,772          9,046         8,726        96.46
  ------------------------------------------------------------------------------------------

  Interest expense:
     Deposits                             7,668          5,499         2,169        39.44
     Borrowings                           5,426            881         4,545       515.89
  ------------------------------------------------------------------------------------------
  Total                                  13,094          6,380         6,714       105.24
  ------------------------------------------------------------------------------------------
  Net interest income                    $4,678        $ 2,666       $ 2,012        75.47%
  ==========================================================================================

         Our growth in net interest income for fiscal year 2000 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Although average interest-earning assets increased $110.4 million or 83.80% over the comparable period one-year ago, a decline in the net interest margin (net interest income divided by average interest-earning assets) of 9 basis points limited the increase in net interest income to $2.0 million. The decline in net interest margin resulted from a significant increase in investments at a yield lower than could have been obtained if the funds had been invested in loans.

         INTEREST INCOME. Interest income for fiscal year 2000 increased $8.7 million from fiscal year 1999 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities resulting in large measure from the planned leveraging of our capital. The increase in interest income from the loan portfolio for fiscal year 2000 compared to interest income earned for fiscal 1999 resulted from an increase of $55.2 million in the average balance of loans outstanding. That increase was coupled with an increase in interest income from the investment and mortgage-backed securities portfolios, resulting from an increase of $55.3 million in the average outstanding balance, and was coupled with a 48 basis point increase in the average yield earned on the portfolio.

         INTEREST EXPENSE. The increase in interest expense on deposits and borrowed funds for fiscal year 2000 compared to 1999 was principally the result of a significant increase in the average outstanding balances in total deposits and borrowed funds, coupled with a 64 basis point increase in the average cost of funds. The increase in interest expense on deposits of $2.2 million was primarily due to an increase in average certificates of deposit of $14.7 million or 17.08% from $86.1 million for fiscal 1999 to $100.9 million for fiscal 2000, and was coupled with a 44 basis point increase in the average rate paid from 5.37% for fiscal 1999 to 5.81% for fiscal 2000. The average rate we paid for deposits increased from 5.24% for fiscal 1999 to 5.59% for fiscal 2000. That increase in rate was coupled with an increase of $32.4 million in the average outstanding balance of deposits.

         COMPARATIVE AVERAGE BALANCES AND INTEREST INCOME ANALYSIS. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and annualized rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------------------------------
                                                        2000                                   1999
                                        ------------------------------------- ----------------------------------------
                                                      INTEREST                 AVERAGE       INTEREST
                                          AVERAGE     INCOME/       AVERAGE     INCOME/        YIELD/       AVERAGE
                                          BALANCE     EXPENSE    YIELD/RATE     BALANCE       EXPENSE        RATE
                                        ------------------------------------- ----------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
     Real estate loans                   $87,468      $6,699        7.66%      $45,090         $3,685        8.17%
     Consumer loans                       13,980       1,236        8.84         4,167            320        7.68
     Commercial business loans             5,469         527        9.64         2,497            205        8.21
                                        ---------   ----------   ----------  ----------      ----------    --------
        Total loans                      106,917       8,462        7.91        51,754          4,210        8.13

  Investment securities                   75,808       5,380        7.10        47,208          2,976        6.30
  Mortgage-backed securities              59,489       3,930        6.61        32,816          1,860        5.67
                                        ---------   ----------   ----------  ----------      ----------    --------

        Total interest-earning assets    242,214      17,772        7.34       131,778          9,046        6.86
                                                    ----------   ----------                  ----------    --------

  Non-earning assets                       9,203                                 5,611
                                        ---------                            ----------
    Total assets                        $251,417                              $137,389
                                        =========                            ==========

  LIABILITIES AND STOCKHOLDERS'
     EQUITY:

  Interest-bearing liabilities:
     Savings accounts                    $ 1,532          40        2.61       $ 1,079             36        3.34
     Now and money market accounts        34,882       1,772        5.08        17,688            841        4.75
     Certificates of deposit             100,858       5,856        5.81        86,142          4,622        5.37
                                        ---------   ----------   ----------  ----------      ----------    --------
        Total deposits                   137,272       7,668        5.59       104,909          5,499        5.24

     FHLB advances                        55,691       3,419        6.14        16,371            810        4.95
     Other borrowings                     31,100       2,007        6.45         1,301             71        5.46
                                        ---------   ----------   ----------  ----------      ----------    --------
    Total interest-bearing liabilities   224,063      13,094        5.84       122,581          6,380        5.20
                                                    ----------   ----------                  ----------    --------

  Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits      1,916                                 1,855
  Other liabilities                        1,371                                 1,802
                                        ---------                            ----------
    Total liabilities                    227,350                               126,238
  Stockholders' equity                    24,067                                11,151
                                        =========                            ==========
    Total liabilities and
     stockholders' equity               $251,417                              $137,389
                                        =========                            ==========

  Net interest income                                 $4,678                                   $2,666
                                                    ==========                               =========
  Interest rate spread                                              1.49%                                    1.66%
                                                                 ==========                                ========
  Net interest margin                                               1.93%                                    2.02%
                                                                 ==========                                ========

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

                                              YEARS ENDED SEPTEMBER 30, 2000 V. 1999
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME             RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                              $3,463          $ (449)         $3,014
Consumer loans                                    754             162             916
Commercial business loans                         244              78             322
                                          ----------------    ------------   ------------
      Total loans                               4,461            (209)          4,252
Investments                                     1,803             601           2,404
Mortgage-backed securities                      1,512             558           2,070
                                          ----------------    ------------   ------------
Total interest-earning assets                  $7,776            $950          $8,726
                                          ================    ============   ============

Savings accounts                                 $ 15           $ (11)           $  4
Now and money market accounts                     818             113             931
Certificates of deposit                           790             444           1,234
                                          ----------------    ------------   ------------
  Total deposits                                1,623             546           2,169
FHLB advances                                   1,945             664           2,609
Other borrowings                                1,626             310           1,936
                                          ----------------    ------------   ------------
Total interest-bearing liabilities              5,194           1,520           6,714
                                          ================    ============   ============
Change in net interest income                  $2,582          $ (570)         $2,012
                                          ================    ============   ============

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

         The increase in non-performing loans of $171,000 during fiscal 2000, resulted primarily from the addition of two commercial loans and one residential loan to non-performing status. Excluding those three non-performing loans, the bank experienced a general decline during fiscal 2000, reflecting continued stability in the local real estate market. The allowance for loan losses increased $175,000 during fiscal 2000, and resulted primarily from the $225,000 addition from the Dominion acquisition offset by net charge-offs exceeding the provision by $50,000. Net charge-offs increased from $14,000 during fiscal 1999 to $63,000 during fiscal 2000 as new management took a more aggressive posture in assessing collectability of classified loans. Management expects charge-offs to increase in the future as a result of the increase in its total loan portfolio during fiscal 2000. While we have continued our loan loss provisions in response to our continued growth in real estate loans, we have allowed our allowance for loan losses to decline as a percentage of loans due to the continuation of low charge-off and non-performing loan to average loan percentages.

         NON-INTEREST INCOME. Non-interest income declined during fiscal 2000, over the comparable period one year ago, primarily as a result of a decline of $2.9 million in gain on sale of loans, reflecting a decreased volume of loan originations and sales from the company's mortgage banking activities. That decrease was coupled with a loss on sale of investments of $1.0 million. That loss occurred as a result of the Bank transferring $22.8 million in securities from available for sale to trading resulting in a loss of $580,000, with the remaining $420,000 of loss on sale of investment securities resulting from sales of $18.0 million in securities available for sale as the Bank restructured its investment securities portfolio, while improving its net interest margin and interest rate risk position. The proceeds from the sale will be re-invested in substantially higher yielding loans and interest sensitive investments improving future operations.

         During the fiscal year ended September 30, 2000, the mortgage company originated and disbursed $117.0 million in mortgage loans for sale compared to $294.8 million during the comparable period one year ago. The $177.8 million decrease in loans originated and disbursed was largely attributable to increases in market interest rates, which reduced home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Proceeds from the sale of loans for fiscal 2000 amounted to $121.3 million compared to $318.1 million during the comparable period one year ago. Sales of loans resulted in gains of $2.5 million and $5.4 million for fiscal 2000 and fiscal 1999, respectively.

         The following table presents a comparison of the components of non-interest income.

                                                         Years Ended September 30,                 Difference
                                                      -------------------------------- ------------------------------------
                                                            2000             1999           Amount               %
                                                      ----------------  -------------- ---------------  -------------------
                                                                             (dollars in thousands)
     Noninterest income:
        Gain on sale of loans                              $ 2,466          $5,408         $(2,942)            (54.40)%
        Service fees on loans                                  464             513             (49)             (9.55)
        Service fees on deposits                               177             110              67              60.91
        Gain (loss) on sale of investment securities        (1,025)             24          (1,049)         (4,370.83)
        Other operating income                                 (28)             26             (54)           (207.69)
                                                      ----------------  --------------  --------------  -------------------
           Total noninterest income                        $ 2,054          $6,081         $(4,027)            (66.22)%
                                                      ================  ==============  ==============  ===================

         NON-INTEREST EXPENSE. Non-interest expense increased $2.2 million, over the comparable period one year ago mainly because of a non-recurring expense as a result of the settlement of a lawsuit and related legal fees amounting to $1.6 million, of which $1.3 million related to the settlement. Excluding that non-recurring increase in non-interest expense relating to the settlement of the lawsuit and professional fees, non-interest expense would have increased $606,000 during fiscal 2000 when compared to fiscal 1999. A significant portion of the increase in compensation and employee benefits and occupancy expense resulted from the addition of new employees and property in the Dominion acquisition. The remaining salary and benefits expense increase reflects base salary and staff increases during the past fiscal year. Increased data processing cost of $226,000 resulted from additional systems activity, conversion costs and the continued growth and expansion of the Bank.

           The following table presents a comparison of the components of noninterest expense.

                                                                   Years Ended
                                                                  September 30,                    Difference
                                                           ----------------------------- -------------------------------
                                                                2000           1999          Amount             %
                                                           --------------- ------------- ---------------  --------------
                                                                              (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                           $4,738         $4,523           $215           4.75%
   Occupancy                                                     1,194            914            280          30.63
   Professional services                                           794            388            406         104.64
   Advertising                                                     547            661           (114)        (17.25)
   Deposit insurance premium                                        52             64            (12)        (18.75)
   Furniture, fixtures and equipment                               488            412             76          18.45
   Data processing                                                 410            184            226         122.83
   Loss from foreclosed real estate                                 10             19            (9)         (47.37)
   Other operating expense                                       2,724          1,624          1,100          67.73
                                                           --------------  ------------- ---------------  --------------
Total noninterest expense                                      $10,957         $8,789         $2,168          24.67%
                                                           ==============  ============= ===============  ==============

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax benefit in fiscal 2000 amounted to $600,000 compared to $169,000 in fiscal 1999.

Management has provided a valuation allowance for net deferred tax assets of $1.7 million, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

At September 30, 2000, the Company has net operating loss carryforwards totaling approximately $6.7 million, which expire in the years 2006 to 2020. As a result of the change in ownership of the Bank, approximately $1.7 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

ASSET-LIABILITY MANAGEMENT

         The primary objective of asset/liability management is to ensure the steady growth of the company's primary earnings component, net interest income, and the maintenance of reasonable levels of capital independent of fluctuating interest rates. Interest rate risk can be defined as the vulnerability of an institution's financial condition and/or results of operations to movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Management endeavors to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals to maintain interest rate risk at an acceptable level.

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

         The bank manages its exposure to interest rates by structuring the balance sheet in the ordinary course of business. The bank currently emphasizes adjustable rate loans and/or loans that mature in a relatively short period when compared to single-family residential loans. In addition, to the extent possible, the bank attempts to attract longer-term deposits. The bank has not entered into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

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

         The table below illustrates the maturities or repricing of the company's assets and liabilities, including noninterest-bearing sources of funds, to specific periods at September 30, 2000. Estimates and assumptions concerning prepayment rates of major asset categories are based on information obtained from the FHLB of Atlanta on projected prepayment levels on mortgage-backed and related securities and decay rates on savings, NOW and money market accounts. We believe that such information is consistent with our current experience.

                                                                                      THREE YEARS

                                        90 DAYS    91 DAYS TO 181 DAYS TO ONE YEAR TO   TO FIVE   FIVE YEARS
MATURING OR REPRICING PERIODS            OR LESS    180 DAYS    ONE YEAR  THREE YEARS    YEARS      OR MORE      TOTAL
---------------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans:
   Adjustable and balloon (1)            $13,322     $ 2,365     $ 5,196     $50,533       $   -      $   -     $71,416
   Fixed-rate (2)                          5,538       1,144       2,118       6,600       9,493      6,356      31,249
   Second mortgages (3)                      367         169         312         955         605        705       3,113
   Commercial business                     8,785         213         422       1,622         129          -      11,171
   Consumer                               19,638         271         494       1,441          43          -      21,887
Investment securities (4)                 62,415           -           -       1,000           -      6,825      70,240
Mortgage-backed securities (5)            24,139      15,043      14,595       4,647       5,550      2,161      66,135
                                      ------------ ----------- ------------ ----------- ----------- ---------- ------------
      Total                             $134,204     $19,205     $23,137     $66,798     $15,820    $16,047    $275,211
                                      ------------ ----------- ------------ ----------- ----------- ---------- ------------

INTEREST-BEARING LIABILITIES:
Deposits:
   Savings accounts                       $  264      $  252      $  471     $ 1,500       $ 978     $2,343     $ 5,808
   NOW accounts                            1,065         949       1,598       3,306         885      1,959       9,762
   Money market accounts                  11,802       7,990       9,070       4,019       1,914      1,706      36,501
   Certificates of deposit                57,665      16,112      35,225      21,202       1,993          -     132,197
Borrowings:
   FHLB advances                          41,784           -       5,000           -           -          -      46,784
   Other borrowings                       36,052           -           -           -           -          -      36,052
                                      ------------ ----------- ------------ ----------- ----------- ---------- ------------
      Total                             $148,632    $ 25,303    $ 51,364     $30,027      $5,770     $6,008    $267,104
                                      ------------ ----------- ------------ ----------- ----------- ---------- ------------
GAP                                    $ (14,428)    $(6,098)  $ (28,227)    $36,771     $10,050    $10,039     $ 8,107
                                      ============ =========== ============ =========== =========== ========== ============
CUMULATIVE GAP                         $ (14,428)   $(20,526)  $ (48,753)  $ (11,982)   $ (1,932)    $8,107       $   -
                                      ============ =========== ============ =========== =========== ==========
RATIO OF CUMULATIVE GAP TO TOTAL
  ASSETS                                  (11.46)%    (16.30)%    (38.72)%     (9.52)%     (1.53)%    6.44%
                                      ============ =========== ============ =========== =========== ==========

-----------------------------
(1) Includes $1.1 million of loans held for sale in the 90 days or less repricing period.
(2) Includes $4.3 million of loans held for sale in the 90 days or less repricing period.
(3) Includes $165,000 of loans held for sale in the 90 days or less repricing period.
(4) Includes $2.0 million of investment securities classified as trading in the 90 days or less repricing period.
(5) Includes $21.2 million of mortgage-backed securities classified as trading in the 90 days or less repricing period.

         As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to re-price over the next twelve months, was liability sensitive in the amount of $48.8 million at September 30, 2000.

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

         Management uses two other analyses to manage interest rate risk: (1) an earnings-at-risk analysis to develop an estimate of the direction and magnitude of the change in net interest income if rates move up or down 100 to 300 basis points; and (2) a value-at-risk analysis to estimate the direction and magnitude of the change in net portfolio value if rates move up or down 100 to 200 basis points. Currently the bank uses a sensitivity of net interest income analysis prepared by the FHLB of Atlanta to measure earnings-at-risk and the OTS Interest Rate Risk Exposure Report to measure value-at-risk.

         The following table sets forth the earnings at risk analysis that measures the sensitivity of net interest income to changes in interest rates at September 30, 2000:

                     Net Interest Income Sensitivity Analysis
       ------------------------------------------------------------------
        Changes in Rate                     Basis Point       Percent
           by Basis      Net Interest        Change           Change
            Point           Margin          From Base        From Base
       ----------------- ---------------   --------------- --------------
             +300            1.51%           (0.60)%          (28.44)%
             +200            1.73%           (0.38)%          (18.01)%
             +100            1.93%           (0.18)%           (8.53)%
              +0             2.11%               -                -
             -100            2.31%            0.20%             9.48%
             -200            2.50%            0.39%            18.48%
             -300            2.70%            0.59%            27.96%

         The table indicates that, if interest rates increase 200 basis points, net interest margin, as measured as a percent of total assets, would decrease by 38 basis points or 18.01%. Conversely, if interest rates decrease 200 basis points net interest margin, as a percent of total assets, would increase by 39 basis points or 18.48%.

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

         Presented below, as of September 30, 2000, is an analysis of our interest rate risk as measured by changes in net portfolio value for parallel shifts of 200 basis points in market interest rates:

                                                            Net Portfolio Value as a Percent of
                                                                the Present Value of Assets
                                                            -------------------------------------
                                                              Net Portfolio        Change in
                                Net Portfolio Value            Value Ratio         NPV Ratio
                        ----------------------------------  ------------------  -----------------
    Changes in Rates         Dollar           Percent
          (bp)               Change           Change
    ------------------  -----------------  ---------------
                             (dollars in thousands)
             +200           $(4,371)          (17.80)%             6.95%            (1.25)%
             +100            (2,024)           (8.24)              7.63             (0.56)
               +0                 -                -               8.20                 -
             -100             1,529             6.23               8.60              0.40
             -200             2,899            11.81               8.96              0.76


         The decline in net portfolio value of $4.4 million or 17.80% in the event of a 200 basis point increase in rates is a result of the current amount of fixed rate loans held by the bank as of September 30, 2000. The foregoing decline in net portfolio value, in the event of an increase in interest rates of 200 basis points, currently exceeds the company's internal board guidelines.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. The bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The bank's currently required liquidity ratio is 4.00%. At September 30, 2000, the bank's actual liquidity ratio was 10.00%. The bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advance and reverse repurchase agreements in periods when the bank's demands for liquidity exceed funding from deposit inflows.

         The bank's most liquid assets are cash and cash equivalents, securities available-for-sale and trading securities. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At September 30, 2000, cash and cash equivalents, securities available-for-sale and trading totaled $115.1 million, or 38.83% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the year ended September 30, 2000, the bank's loan originations totaled $238.4 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $59.2 million for the year ended September 30, 2000.

         The bank has other sources of liquidity if a need for additional funds arises. At September 30, 2000, the bank had $46.1 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $42.8 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At September 30, 2000, the bank had commitments to fund (less commitments to sell loans, investments and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages) totaling $611,000. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 2000, totaled $109.3 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

         CAPITAL RESOURCES. At September 30, 2000, the bank exceeded all minimum regulatory capital requirements with a tangible capital level of $20.3 million, or 6.85% of total adjusted assets, which exceeds the required level of $4.4 million, or 1.50%; core capital of $20.3 million, or 6.85% of total adjusted assets, which exceeds the required level of $11.8 million, or 4.00%; and risk-based capital of $21.1 million, or 14.23% of risk-weighted assets, which exceeds the required level of $11.8 million, or 8.00%.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                   Years Ended September 30,                 Difference
                                 -------------------------------    ------------------------------
                                      1999             1998            Amount            %
                                 ----------------  -------------    ------------- ----------------
                                                      (dollars in thousands)
   Interest income:
   Loans                             $4,210           $2,631           $1,579          60.02%
   Investments                        4,836            1,380            3,456         250.43
                                 ----------------  -------------    ------------- ----------------
         Total                        9,046            4,011            5,035         125.53
                                 ----------------  -------------    ------------- ----------------
   Interest expense:
   Deposits                           5,499            2,163            3,336         154.23
   Borrowings                           881              400              481         120.25
                                 ----------------  -------------    ------------- ----------------
         Total                        6,380            2,563            3,817         148.93
                                 ----------------  -------------    ------------- ----------------
   Net interest income               $2,666           $1,448           $1,218          84.12%
                                 ================  =============    ============= ================

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

         COMPARATIVE AVERAGE BALANCES AND INTEREST INCOME ANALYSIS. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.


                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                       -------------------------------------------------------------------------------
                                                       1999                                    1998
                                       -------------------------------------- ----------------------------------------
                                         AVERAGE     INTEREST      AVERAGE      AVERAGE       INTEREST      AVERAGE
                                         BALANCE      INCOME/    YIELD/ RATE    BALANCE       INCOME/       YIELD/
                                                      EXPENSE                                 EXPENSE        RATE
                                       -------------------------------------- ----------------------------------------
  ASSETS:                                                          (DOLLARS IN THOUSANDS)
  Interest-earning assets:
     Real estate loans                  $45,090       $3,685        8.17%      $29,079         $2,513        8.64%
     Consumer loans                       4,167          320        7.68           717             66        9.21
     Commercial business loans            2,497          205        8.21           577             52        9.01
                                       ------------ ------------ ------------ ------------  ------------- ------------
        Total loans                      51,754        4,210        8.13        30,373          2,631        8.66

  Investment securities                  47,208        2,976        6.30        15,300            901        5.89
  Mortgage-backed securities             32,816        1,860        5.67         8,337            479        5.75
                                       ------------ ------------ ------------ ------------  ------------- ------------

        Total interest-earning assets   131,778        9,046        6.86        54,010          4,011        7.43
                                                    ------------ ------------               ------------- ------------

  Non-earning assets                      5,611                                  2,396
                                       ------------                           ------------
    Total assets                       $137,389                                 56,406
                                       ============                           ============

  LIABILITIES AND STOCKHOLDERS'
     EQUITY:
  Interest-bearing liabilities:
     Savings accounts                    $1,079          $36        3.34%        $844            $30         3.55%
     Now and money market accounts       17,688          841        4.75         4,352            168        3.86
     Certificates of deposit             86,142        4,622        5.37        34,719          1,965        5.66
                                       ------------ ------------ ------------ ------------  ------------- ------------
        Total deposits                  104,909        5,499        5.24                        2,163        5.42

     FHLB advances                       16,371          810        4.95         5,358            286        5.34
     Other borrowings                     1,301           71        5.46         2,015            114        5.66
                                       ------------ ------------ ------------ ------------  ------------- ------------
    Total interest-bearing
     liabilities                        122,581        6,380        5.20        47,288          2,563        5.42
                                                    ------------ ------------               ------------- ------------

  Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits     1,855                                  2,153
  Other liabilities                       1,802                                  1,046
                                       ------------                           ------------
    Total liabilities                   126,238                                 50,484
  Stockholders' equity                   11,151                                  5,922
                                       ============                           ============
    Total liabilities and
           stockholders' equity        $137,389                                $56,406
                                       ============                           ============

  Net interest income                                 $2,666                                   $1,448
                                                    ============                            =============
  Interest rate spread                                              1.66%                                    2.01%
                                                                 ============                             ============
  Net interest margin                                               2.02%                                    2.68%
                                                                 ============                             ============

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

                                        Years Ended September 30,
                                              1999 vs. 1998
                                 ---------------------------------------
                                         Change Attributable to
                                 ---------------------------------------
                                    Volume        Rate         Total
                                 ---------------------------------------
                                             (in thousands)
Real estate loans                    $1,384         $(212)      $1,172
Consumer loans                          318           (64)         254
Commercial business loans               173           (20)         153
                                 -------------  -------------  ---------
      Total loans                     1,875          (296)       1,579
Investments                           1,879           196        2,075
Mortgage-backed securities            1,406           (25)       1,381
                                 -------------  -------------  ---------
Total interest-earning assets        $5,160         $(125)      $5,035
                                 =============  =============  =========

Savings accounts                         $8           $(2)          $6
Now and money market accounts           515           158          673
Certificates of deposit               2,910          (253)       2,657
                                 -------------  -------------  ---------
  Total deposits                      3,433           (97)       3,336
FHLB advances                           588           (64)         524
Other borrowings                        (40)           (3)         (43)
                                 -------------  -------------  ---------
Total interest-bearing
 liabilities                         $3,981         $(164)      $3,817
                                 =============  =============  =========
Change in net interest income        $1,179           $39       $1,218
                                 =============  =============  =========


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

         The provision for loan losses decreased from $159,000 during fiscal 1998 to $26,000 during fiscal 1999. The reduction in the provision is directly related to an improvement in credit quality over that time period coupled with a decline in non-performing loans. Net charge-offs decreased from $357,000 during fiscal 1998 to $14,000 during fiscal 1999 as overall asset quality improved as new management took a more aggressive posture in assessing collectability of classified loans.

         NONINTEREST INCOME. The following table presents a comparison of the components of noninterest income.

                                             Years Ended September 30,                 Difference
                                          --------------------------------  ---------------------------------
                                               1999             1998           Amount               %
                                          ----------------  --------------  --------------   ----------------
                                                                (dollars in thousands)
   Noninterest income:
      Gain on sale of loans                     $5,408          $5,774            $(366)           (6.34)%
      Service fees on loans                        513             412              101            24.51
      Service fees on deposits                     110              25               85           340.00
      Other operating income                        50              58               (8)          (13.79)
                                          ----------------  --------------  --------------   ----------------
         Total noninterest income               $6,081          $6,269            $(188)           (3.00)%
                                          ================  ==============  ==============   ================

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

                                                         Years Ended
                                                        September 30,                 Difference
                                                 ---------------------------- ----------------------------
                                                        1999         1998          Amount            %
                                                 --------------- ------------ -------------- -------------
                                                                  (dollars in thousands)
  Noninterest expense:
     Compensation and employee benefits                $4,523       $3,748           $775         20.68%
     Occupancy                                            914          498            416         83.53
     Professional services                                388          193            195        101.04
     Advertising                                          661          568             93         16.37
     Deposit insurance premium                             64           95            (31)       (32.63)
     Furniture, fixtures and equipment                    412          203            209        102.96
     Data processing                                      184          132             52         39.39
     Loss from foreclosed real estate                      19           34            (15)       (44.12)
     Other operating expense                            1,624        1,167            457         39.16
                                                 --------------- ------------ -------------- -------------
  Total noninterest expense                            $8,789       $6,638         $2,151         32.40%
                                                 =============== ============ ============== =============

         Compensation and employee benefits increased from the comparable period one year ago mainly because of increased staffing in the branch network, the hiring of additional administrative staff and the related employee benefit cost associated with the increase in compensation. Net occupancy expenses increased from fiscal 1998 to fiscal 1999 due to the development of the branch network which increased from two branches as of September 30, 1998 to five branches as of September 30, 1999, as well as the acquisition of additional administrative space to handle the current and planned growth of the bank. The increase in advertising expense from fiscal 1998 to fiscal 1999 reflects the company's increased marketing efforts relating to both deposit and loan products. Other operating expenses increased in fiscal 1999 compared to fiscal 1998 primarily due to the costs associated with the branch expansion program.

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax benefit in fiscal 1999 amounted to $169,000 compared to a provision of $311,000 in fiscal 1998.

         We recorded a deferred tax asset of $1.3 million, at September 30, 1999. Based on past operating performance under current management, we believe that it is more likely than not that the net asset recorded will be realized.

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

         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option of award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Bank believes that adoption of FIN 44 will not have an affect on the Bank's financial statements but may impact the accounting for grants or awards in future periods.

ITEM 7.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

         The Consolidated Financial Statements and Supplementary Information of Greater Atlantic Financial Corp. and subsidiary as of September 30, 2000 and 1999 are included in pages 47 through 86 of this report

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                          PAGE
INDEPENDENT AUDITORS' REPORT ..............................................48

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES:

         Consolidated statements of financial condition ...................49

         Consolidated statements of operations ............................50

         Consolidated statements of comprehensive (loss) income ...........51

         Consolidated statements of stockholders' equity ..................52

         Consolidated statements of cash flows ............................53

         Notes to consolidated financial statements .......................55

INDEPENDENT AUDITORS' REPORT ON
SUPPLEMENTAL FINANCIAL INFORMATION ........................................82

         Consolidating statement of financial condition ...................83

         Consolidating statement of operations ............................85

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
GREATER ATLANTIC FINANCIAL CORP.
Reston, Virginia

We have audited the accompanying consolidated statements of financial condition of GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES at September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                                BDO SEIDMAN, LLP


Washington, D.C.
October 27, 2000

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------
SEPTEMBER 30,                                                         2000              1999
-----------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Assets

Cash and cash equivalents                                           $ 2,312            $ 1,064
Interest bearing deposits                                             3,405                639
Investment securities (Notes 3 and 10)
   Available-for-sale                                                86,580             75,458
   Held-to-maturity                                                  27,600             32,766
   Trading                                                           22,766                  -
Loans held for sale (Note 4)                                          5,599              7,436
Loans receivable, net (Notes 4, 10 and 16)                          132,698             72,792
Accrued interest and dividends receivable (Note 5)                    2,494              1,449
Deferred income taxes (Note 11)                                       1,520              1,324
Federal Home Loan Bank stock, at cost                                 3,560              2,013
Foreclosed real estate (Note 7)                                         172                187
Premises and equipment, net (Note 6)                                  4,859              2,218
Goodwill (Note 2)                                                     1,378                  -
Prepaid expenses and other assets                                     1,353              1,477
-----------------------------------------------------------------------------------------------
                  Total assets                                     $296,296           $198,823
===============================================================================================
Liabilities and stockholders' equity
Liabilities
Deposits (Note 8)                                                  $188,387           $129,007
Advance payments from borrowers for taxes and insurance                 264                264
Accrued expenses and other liabilities (Note 9)                       3,942              1,171
Advances from the FHLB and other borrowings (Note 10)                82,836             43,391
-----------------------------------------------------------------------------------------------
Total liabilities                                                   275,429            173,833
-----------------------------------------------------------------------------------------------

Commitments and contingencies (Note 12)
Stockholders' Equity (Notes 13 and 14)
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                   -                  -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,007,434 shares outstanding                   30                 30
   Additional paid-in capital                                        25,132             25,132
   Retained (loss) earnings                                          (2,928)               710
   Accumulated other comprehensive loss                              (1,367)              (882)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                           20,867             24,990
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $296,296           $198,823
===============================================================================================

See accompanying notes to consolidated financial statements.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------
  YEARS ENDED SEPTEMBER 30,                                          2000               1999
----------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
  Interest income
    Loans                                                           $8,462             $4,210
    Investments                                                      9,310              4,836
----------------------------------------------------------------------------------------------
  Total interest income                                             17,772              9,046
----------------------------------------------------------------------------------------------

  Interest expense
    Deposits (Note 8)                                                7,668              5,499
    Borrowed money                                                   5,426                881
----------------------------------------------------------------------------------------------
  Total interest expense                                            13,094              6,380
----------------------------------------------------------------------------------------------
  Net interest income                                                4,678              2,666
  Provision for loan losses (Note 4)                                    13                 26
----------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                4,665              2,640
----------------------------------------------------------------------------------------------

  Noninterest income
    Fees and service charges                                           613                649
    Gain on sale of loans                                            2,466              5,408
    Gain (loss) on sale of investment securities                    (1,025)                24
----------------------------------------------------------------------------------------------
  Total noninterest income                                           2,054              6,081
----------------------------------------------------------------------------------------------

Noninterest expense
  Compensation and employee benefits                                 4,738              4,523
  Occupancy                                                          1,194                914
  Professional services                                                794                388
  Advertising                                                          547                661
  Deposit insurance premium                                             52                 64
  Furniture, fixtures and equipment                                    488                412
  Data processing                                                      410                184
  Provision for (recovery of) loss on real estate owned (Note 7)         -                 (6)
  Other real estate owned expenses (Note 7)                             10                 25
  Other operating expenses                                           2,724              1,624
----------------------------------------------------------------------------------------------

Total noninterest expense                                           10,957              8,789
----------------------------------------------------------------------------------------------
Loss before income tax benefit                                      (4,238)               (68)
----------------------------------------------------------------------------------------------

Income tax benefit (Note 11)                                          (600)              (169)
----------------------------------------------------------------------------------------------
Net (loss) income                                                 $ (3,638)             $ 101
----------------------------------------------------------------------------------------------

Basic and diluted (loss) earnings per share (Note 15)              $ (1.21)             $0.07
==============================================================================================

See accompanying notes to consolidated financial statements.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME




----------------------------------------------------------------------------
Years ended September 30,                          2000             1999
---------------------------------------------------------------------------
                                                       (in thousands)
Net (loss) income                                  $(3,638)            $101
----------------------------------------------------------------------------
Other comprehensive loss, net of tax:
   Unrealized losses on securities                    (485)            (989)
----------------------------------------------------------------------------
Other comprehensive loss                              (485)            (989)
----------------------------------------------------------------------------
Comprehensive loss                                 $(4,123)           $(888)
============================================================================

See accompanying notes to consolidated financial statements.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                 Additional        Accumulated          Other            Total
                                         Preferred      Common     Paid-in          Earnings        Comprehensive     Stockholders'
                                           Stock         Stock     Capital          (Deficit)        Income (Loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Balance at September 30, 1998              $  -            $8       $6,093            $ 609              $ 107          $ 6,817

Issuance of 8,961
  common shares                                             -           75                                                   75

Issuance of 2,185,000 common
  shares, net of related
  expenses of $1.8 million                                 22       18,964                -                  -           18,986

Other comprehensive
  income, net of tax of $470                  -             -            -                -               (989)            (989)

Net income for the period                     -             -            -              101                  -              101
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999                 -            30       25,132              710               (882)          24,990

Other comprehensive income                    -             -            -                -               (485)            (485)

Net loss for the period                       -             -            -           (3,638)                 -           (3,638)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000              $  -           $30      $25,132         $ (2,928)           $(1,367)        $ 20,867
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
Years ended September 30,                                              2000           1999
------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Cash flow from operating activities
Net (loss) income                                                     $(3,638)         $  101
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
  Provision for loan losses                                                13              26
  Provision (recovery) for losses on foreclosed assets                      -              (6)
  Depreciation and amortization                                           376             321
  Deferred income taxes                                                  (196)           (327)
  Proceeds from sale of trading securities                              5,578             243
  Unrealized loss (gain) on trading securities                            580              (6)
  Realized loss (gain) on sale of investments                             451             (19)
  Realized (gain) loss on sale of mortgaged-backed securities              (6)              6
  Amortization of investment security premiums                            624             224
  Amortization of mortgage-backed securities                              224             307
  Amortization of deferred fees                                          (127)            (91)
  Discount accretion net of premium amortization                           80               1
  Loss on disposal of fixed assets                                         67               -
  (Gain) loss on sale of foreclosed real estate                           (14)              4
  Gain on sale of loans held for sale                                  (2,466)         (5,408)
(Increase) decrease in assets
  Disbursements for origination of loans                             (117,037)       (294,776)
  Proceeds from sales of loans                                        121,339         318,062
  Accrued interest and dividend receivable                             (1,045)           (594)
  Prepaid expenses and other assets                                       124            (605)
  Deferred loan fees collected, net of deferred costs incurred            (64)            (49)
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                2,772            (643)
  Income taxes payable                                                      -             318
------------------------------------------------------------------------------------------------

Net cash provided by operating activities                             $ 7,635         $17,089
================================================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------
Years ended September 30,                                                2000           1999
--------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Cash flow from investing activities

  Net increase in loans                                              $ (76,075)       $(47,362)
  Purchases of premises and equipment                                   (3,081)         (1,781)
  Proceeds from sales of foreclosed real estate                            310              99
  Purchases of investment securities                                   (30,006)        (46,645)
  Proceeds from sale of investment securities                           15,626             266
  Proceeds from repayments of investment securities                      7,366          12,418
  Purchases of mortgage-backed securities                              (29,169)        (40,387)
  Proceeds from sale of mortgage-backed securities                       1,960           4,554
  Proceeds from repayments of mortgage-backed securities                13,549          10,768
  Purchases of FHLB stock                                               (4,270)         (7,019)
  Proceeds from sale of FHLB stock                                       2,723           6,106
  Acquisition, net of cash acquired                                     (1,379)              -
--------------------------------------------------------------------------------------------------

Net cash used in investing activities                                 (102,446)       (108,983)
--------------------------------------------------------------------------------------------------

Cash flow from  financing activities
  Net increase in deposits                                              59,380          52,696
  Issuance of common shares                                                  -              22
  Net initial public offering proceeds from sale of common stock             -          19,039
  Net advances from FHLB                                                 8,450          15,650
  Net borrowings on reverse repurchase agreements                       30,995           5,741
  Increase in advance payments by borrowers for taxes and insurance          -              16
--------------------------------------------------------------------------------------------------

Net cash provided by financing activities                               98,825          93,164
--------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                    4,014           1,270
--------------------------------------------------------------------------------------------------

Cash and cash equivalents, at beginning of period                        1,703             433
--------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of period                            $ 5,717         $ 1,703
==================================================================================================

    See accompanying notes to consolidated financial statements.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

   Greater Atlantic Financial Corp. (GAFC or the "Company") is a bank holding company whose principal activity is the ownership and management of Greater Atlantic Bank (GAB or "the Bank"), and its wholly owned subsidiary, Greater Atlantic Mortgage Corporation (GAMC). The Bank originates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Virginia, Washington, D.C. and Maryland. The Bank operates under a federal bank charter and provides full banking services.

   GAMC was incorporated as a separate entity on June 11, 1998 and began independent operations on September 1, 1998. GAMC is involved primarily in the origination and sale of single-family mortgage loans and, to a lesser extent, multi-family residential and second mortgage loans. GAMC also originates loans for the Bank's portfolio.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of GAFC and its wholly owned subsidiaries, GAB and GAMC. All significant intercompany accounts and transactions have been eliminated in consolidation.

RISK AND UNCERTAINTIES

   In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 2000 and September 30, 1999, the allowance for loan losses and valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial additional loan loss reserves. See discussion of regulatory matters in Note 13.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONCENTRATION OF CREDIT RISK

   The Company's primary business activity is with customers located in Maryland, Virginia and the District of Columbia. The Company primarily originates residential loans to customers throughout these areas, most of who are residents local to the Company's business locations. The Company has a diversified loan portfolio consisting of residential, commercial and consumer loans. Commercial and consumer loans generally provide for higher interest rates and shorter terms, however such loans have a higher degree of credit risk. Management monitors all loans, including, when possible, making inspections of the properties, maintaining current operating statements, and performing net realizable value calculations, with allowances for losses established as necessary to properly reflect the value of the properties. Management believes the current loss allowances are sufficient to cover the credit risk estimated to exist at September 30, 2000.

INVESTMENT SECURITIES

   Investment securities, which the Company has the intent and ability to hold to maturity, are carried at amortized cost. The amortization of premiums and accretion of discounts are recorded on the level yield (interest) method, over the period from the date of purchase to maturity. When sales do occur, gains and losses are recognized at the time of sale and the determination of cost of securities sold is based upon the specific identification method. Investment securities which the Company intends to hold for indefinite periods of time, use for asset/liability management or that are to be sold in response to changes in interest rates, prepayment risk, the need to increase regulatory capital or other similar factors are classified as available-for-sale and carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. If a sale does occur, gains and losses are recognized as a component of earnings at the time of the sale. The amortization of premiums and accretion of discounts are recorded on the level yield (interest) method.

   Investment securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

LOANS AND ALLOWANCE FOR LOAN LOSSES

   Loans receivable are stated at unpaid principal balances, net of unearned discounts resulting from add-on interest, participation or whole-loan interests owned by others, undisbursed loans in process, deferred loan fees, and allowances for loan losses.

   Loans are placed on non-accrual status when the principal or interest is past due more than 90 days or when, in management's opinion, collection of principal and interest is not likely to be made in accordance with a loan's contractual terms.

   The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio at September 30, 2000.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The Company considers a loan to be impaired if it is probable that they will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is deemed impaired, the Company computes the present value of the loan's future cash flows, discounted at the effective interest rate. As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the present value is less than the carrying value of the loan, a valuation allowance is recorded. For collateral dependent loans, the Company uses the fair value of the collateral, less estimated costs to sell, on a discounted basis, to measure impairment.

   Mortgage loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

MORTGAGE LOAN INCOME, DISCOUNTS AND PREMIUMS

   Interest income on loans is recorded on the accrual method. Discounts and premiums relating to mortgage loans purchased are deferred and amortized against or accreted into income over the estimated lives of the loans using the level yield (interest) method. Accrual of interest is discontinued and an allowance for uncollected interest is established and charged to interest income for the full amount of accrued interest receivable on loans, which are delinquent for a period of 90 days or more.

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

   When servicing is retained on a loan that is sold, the Company recognizes a gain or loss based on the present value of the difference between the average constant rate of interest it receives, adjusted for a normal servicing fee, and the yield it must pay to the purchaser of the loan over the estimated remaining life of the loan. Any resulting net premium is deferred and amortized over the estimated life of the loan using a method approximating the level yield (interest) method. Loans of $16.4 million and $1.3 million were sold with servicing rights retained during the years ended September 30, 2000 and September 30, 1999, respectively. The Company also sells participation interests in loans that it services.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREMISES AND EQUIPMENT

   Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method over useful lives ranging from five to ten years. Leasehold improvements are capitalized and amortized using the straight-line method over the life of the related lease.

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

INCOME TAXES

   Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized (See Note 11).

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

COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. Presently, the Company's comprehensive income and loss is from unrealized gains and losses on certain investment securities.

STOCK-BASED COMPENSATION

   The Company measures compensation cost for stock options using the intrinsic value method prescribed by APB Opinion No. 25, which requires compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123, "Accounting for Stock-Based Compensation," had been applied. See Note 14 for the pro forma net income and pro forma earnings per share disclosures.

RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the current method of presentation. These reclassifications have no effect on the results of operations previously reported.

2.  ACQUISITION

   On August 22, 2000, the Company completed the acquisition of certain assets of Dominion Savings Bank, FSB, Front Royal, Virginia. The acquisition is being accounted for as a purchase and accordingly, the financial statements include assets and liabilities acquired at fair value and results of operations from the date of acquisition. Shareholders of Dominion were paid approximately $1.1 million in cash, resulting in goodwill of approximately $1.4 million, which is being amortized, on a straight-line basis over 15 years. Since the Dominion acquisition occurred on August 22, 2000, its impact upon the Company's consolidated results of operations for the fiscal year ended September 30, 2000 was not significant.

   The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on October 1, 1998.

   ----------------------------------------------------------------------------
   Year ended September 30,                         2000               1999
   ----------------------------------------------------------------------------
                                                        (in thousands)
   Total interest income                          $ 20,811          $ 12,286
   Net loss                                       $ (4,809)         $   (767)
   Diluted loss per common share                  $  (1.60)         $  (0.56)
   ----------------------------------------------------------------------------

   These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS

AVAILABLE-FOR-SALE, SEPTEMBER 30, 2000

----------------------------------------------------------------------------------------------
                                                        Gross          Gross
                                       Amortized      Unrealized     Unrealized      Market
                                          Cost          Gains          Losses         Value
----------------------------------------------------------------------------------------------
                                                            (in thousands)
Investment securities
Equity securities                         $2,157          $87           $ 73          $2,171
SBA notes                                 39,967            -            480          39,487
FHLB notes                                 1,000            -             24             976
CMOs                                       3,410            3             55           3,358
Corporate debt securities                  1,967            -             43           1,924
----------------------------------------------------------------------------------------------
                                          48,501           90            675          47,916
----------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                26,880            4            329          26,555
GNMA notes                                 1,430            -             26           1,404
FHLMC notes                               10,772            2             69          10,705
----------------------------------------------------------------------------------------------
                                          39,082            6            424          38,664
----------------------------------------------------------------------------------------------
                                         $87,583          $96         $1,099         $86,580
==============================================================================================





HELD-TO-MATURITY, SEPTEMBER 30, 2000

--------------------------------------------------------------------------------------------
                                                        Gross         Gross
                                      Amortized      Unrealized     Unrealized      Market
                                         Cost           Gains         Losses         Value
--------------------------------------------------------------------------------------------
                                                          (in thousands)
Investment securities
SBA notes                               $19,878          $-           $696         $19,182
Corporate debt securities                 1,037           -             72             965
--------------------------------------------------------------------------------------------
                                         20,915           -            768          20,147
--------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                3,868           -            155           3,713
FHLMC notes                               2,817           -             78           2,739
--------------------------------------------------------------------------------------------
                                          6,685           -            233           6,452
--------------------------------------------------------------------------------------------
                                        $27,600          $-         $1,001         $26,599
============================================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


AVAILABLE-FOR-SALE, SEPTEMBER 30, 1999

----------------------------------------------------------------------------------------------
                                                        Gross          Gross
                                      Amortized      Unrealized      Unrealized        Market
                                         Cost           Gains          Losses          Value
----------------------------------------------------------------------------------------------
                                                           (in thousands)
Investment securities
Equity securities                       $11,958           $6           $361          $11,603
SBA notes                                21,414           23            124           21,313
FHLB notes                                3,000            -             53            2,947
CMOs                                      1,687            -             18            1,669
Corporate debt securities                 2,454           48             14            2,488
----------------------------------------------------------------------------------------------
                                         40,513           77            570           40,020
----------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                               26,869           18            398           26,489
GNMA notes                                2,471            -             35            2,436
FHLMC notes                               6,596            2             85            6,513
----------------------------------------------------------------------------------------------
                                         35,936           20            518           35,438
----------------------------------------------------------------------------------------------
                                        $76,449          $97         $1,088          $75,458
==============================================================================================



HELD-TO-MATURITY, SEPTEMBER 30, 1999

----------------------------------------------------------------------------------------------
                                                        Gross          Gross
                                      Amortized      Unrealized      Unrealized        Market
                                         Cost           Gains          Losses          Value
----------------------------------------------------------------------------------------------
                                                           (in thousands)
Investment securities
SBA notes                                $23,990          $-           $523          $23,467
Corporate notes                            1,047           -             87              960
----------------------------------------------------------------------------------------------
                                          25,037           -            610           24,427
----------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                 4,312           -             83            4,229
FHLMC notes                                3,417           -             68            3,349
----------------------------------------------------------------------------------------------
                                           7,729           -            151            7,578
----------------------------------------------------------------------------------------------
                                         $32,766          $-           $761          $32,005
==============================================================================================

   The weighted average interest rate on investments was 8.61% and 7.35% for the years ended September 30, 2000 and 1999, respectively.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRADING ACTIVITIES
Trading assets, at fair value, consist of the following:

    -----------------------------------------------------------------------
     SEPTEMBER 30,                                  2000           1999
    -----------------------------------------------------------------------
                                                      (in thousands)
    FHLB notes                                       $1,946            $ -
    Mortgage-backed securities                       20,820              -
    -----------------------------------------------------------------------
                                                    $22,766            $ -
    =======================================================================

The net (losses) gains on trading activities included in earnings are as follows:

    YEARS ENDED SEPTEMBER 30,                       2000           1999
    -----------------------------------------------------------------------
                                                      (in thousands)
    FHLB notes                                        $(54)            $ -
    Mortgage-backed securities                        (526)             11
    -----------------------------------------------------------------------
                                                     $(580)            $11
    =======================================================================

         Proceeds from the sale of available for sale securities were $15.1 million and $4.8 million for the years ended September 30, 2000 and 1999, respectively. Gross realized losses were $1.0 million for the year ended
September 30, 2000 compared to gross gains of $23,000 for the year ended September 30, 1999. The amortized cost and estimated fair value of securities at September 30, 2000, by contractual maturity, are as follows:

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Available-for-Sale, September 30, 2000
   -----------------------------------------------------------------------------
                                                      Amortized        Fair
                                                        Cost           Value
   -----------------------------------------------------------------------------
                                                           (in thousands)
   Amounts maturing in:
   One year or less                                     $   996         $   997
   After one year through five years                          -               -
   After five years through ten years                         -               -
   After ten years                                       47,505          46,920
   Mortgage-backed securities                            39,082          38,663
   -----------------------------------------------------------------------------
                                                        $87,583         $86,580
   =============================================================================

   Held-to-Maturity, September 30, 2000
   -----------------------------------------------------------------------------
                                                      Amortized        Fair
                                                        Cost           Value
   -----------------------------------------------------------------------------
                                                           (in thousands)
   Amounts maturing in:
   One year or less                                     $     -         $     -
   After one year through five years                        897             860
   After five years through ten years                     3,073           2,939
   After ten years                                       16,945          16,348
   Mortgage-backed securities                             6,685           6,452
   -----------------------------------------------------------------------------
                                                        $27,600         $26,599
   =============================================================================

   Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LOANS RECEIVABLE

   Loans receivable consists of the following:

   --------------------------------------------------------------------------
   September 30,                                   2000               1999
   --------------------------------------------------------------------------
                                                       (in thousands)
   Mortgage loans:
      Single-family                              $ 84,354           $60,660
      Multi-family                                  1,053             1,216
      Construction                                 14,537             4,624
      Commercial real estate                       10,765             5,665
      Land loans                                    3,158               871
   --------------------------------------------------------------------------
   Total mortgage loans                           113,867            73,036

   Commercial loans                                11,221             3,170
   Consumer loans                                  21,887             7,423
   --------------------------------------------------------------------------
   Total loans                                    146,975            83,629
   --------------------------------------------------------------------------

   Due borrowers on loans-in process               (7,953)           (3,049)
   Deferred loan fees                                 149               100
   Allowance for loan losses                         (765)             (590)
   Unearned (discounts) premium                      (109)              138
   --------------------------------------------------------------------------
                                                   (8,678)           (3,401)
   --------------------------------------------------------------------------
                                                 $138,297           $80,228
   ==========================================================================
   Loans held for sale                            $ 5,599            $7,436
   Loans receivable, net                          132,698            72,792
   --------------------------------------------------------------------------
                                                 $138,297           $80,228
   ==========================================================================

   Loans held for sale are all single-family mortgage loans.

   The activity in allowance for loan losses is summarized as follows:

   --------------------------------------------------------------------------
   September 30,                                     2000              1999
   --------------------------------------------------------------------------
                                                         (in thousands)
   Balance, beginning                                $590              $578
   Provision for loan losses                           13                26
   Dominion reserves                                  225                 -
   Charge-offs                                        (63)              (24)
   Recoveries                                           -                10
   --------------------------------------------------------------------------
   Balance, ending                                   $765              $590
   ==========================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The amount of loans serviced for others totaled $18.1 million and $3.6 million as of September 30, 2000 and September 30, 1999, respectively.

   The allowance for uncollected interest, established for mortgage loans which are delinquent for a period of 90 days or more, amounted to $3,000 and $1,000 as of September 30, 2000 and September 30, 1999, respectively. This is the entire amount of interest income that would have been recorded in these periods under the contractual terms of such loans. Principal balances of non-performing loans related to reserves for uncollected interest totaled $194,000 and $23,000 as of September 30, 2000, and September 30, 1999, respectively.

5.  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

   Accrued interest and dividends receivable consist of the following:

      ------------------------------------------------------------------------
      September 30,                                    2000           1999
      ------------------------------------------------------------------------
                                                          (in thousands)
      Investments                                      $1,463         $ 929
      Loans receivable                                    951           500
      Accrued dividends on FHLB stock                      80            20
      ------------------------------------------------------------------------
                                                       $2,494        $1,449
      ========================================================================


6. PREMISES AND EQUIPMENT

   Premises and equipment consists of the following:

    --------------------------------------------------------------------------
    SEPTEMBER 30,                                   2000              1999
    --------------------------------------------------------------------------
                                                       (in thousands)
    Furniture, fixtures and equipment              $3,172            $1,824
    Leasehold improvements                          2,225             1,796
    Land                                            1,137                 -
    --------------------------------------------------------------------------
                                                    6,534             3,620

    Less: Allowances for depreciation
             and amortization                       1,675             1,402
    --------------------------------------------------------------------------
                                                   $4,859            $2,218
    ==========================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  FORECLOSED REAL ESTATE

   Foreclosed real estate is summarized as follows:

    ----------------------------------------------------------------------------
    SEPTEMBER 30,                                           2000          1999
    ----------------------------------------------------------------------------
                                                              (in thousands)
    Real estate acquired through settlement of loans        $172          $187
    ============================================================================

   The cost of operations for foreclosed real consists of the following:

    ----------------------------------------------------------------------------
    SEPTEMBER 30,                                           2000          1999
    ----------------------------------------------------------------------------
                                                              (in thousands)
    INCOME:
    Gain on sale                                             $14          $  -
    ----------------------------------------------------------------------------

    EXPENSE:
    Loss on sale                                               -             4
    Provision for (recovery of) loss                           -           (6)
    Operating expenses                                        10            25
    ----------------------------------------------------------------------------
                                                              10            23
    ----------------------------------------------------------------------------
    Gain (loss)                                              $ 4          $(23)
    ============================================================================

    Activity in the allowance for losses on foreclosed real estate is summarized as follows:

    ----------------------------------------------------------------------------
    September 30,                                   2000              1999
    ----------------------------------------------------------------------------
                                                       (in thousands)
    Balance, beginning                                      $ 5           $22
    Provision (recovery) charged to income                    -            (6)
    Charge-offs, net of recoveries                           (5)          (11)
    ----------------------------------------------------------------------------
    Balance, ending                                         $ -           $ 5
    ============================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. DEPOSITS

    Deposits are summarized as follows:

    September 30, 2000

    --------------------------------------------------------------------------------------------
                                                                        Ranges of
                                                                       Contractual
                                                    Amount            Interest Rates        %
    --------------------------------------------------------------------------------------------
                                                                      (in thousands)
    Savings accounts                                $ 5,808            2.50 - 3.25%        3.1%
    NOW/money market accounts                        46,263            0.00 - 6.11%       24.6
    Certificates of deposit                         131,893            4.45 - 9.00%       70.0
    Non-interest bearing demand deposits              4,423                   0.00%        2.3
    --------------------------------------------------------------------------------------------
                                                   $188,387                              100.0%
    ============================================================================================


    September 30,1999

    -------------------------------------------------------------------------------------------
                                                                   Ranges of
                                                                  Contractual
                                                  Amount         Interest Rates           %
    -------------------------------------------------------------------------------------------
                                                                 (in thousands)
    Savings accounts                              $ 1,375         2.50 - 3.25%          1.1%
    NOW/money market accounts                      27,157         0.00 - 5.03%         21.1
    Certificates of deposit                        94,879         4.50 - 6.50%         73.5
    Non-interest bearing demand deposits            5,596                0.00%          4.3
    -------------------------------------------------------------------------------------------
                                                 $129,007                             100.0%
    ===========================================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Certificates of deposit as of September 30, 2000 mature as follows:

Years ending September 30,
--------------------------------------------------------------------------
                            (in thousands)
2001                                                           $109,328
2002                                                             15,021
2003                                                              5,641
2004                                                                992
2005                                                                911
--------------------------------------------------------------------------
                                                               $131,893
==========================================================================

         Interest expense on deposit accounts consists of the following:

--------------------------------------------------------------------------
Years ended September 30,                     2000                1999
--------------------------------------------------------------------------
                                                   (in thousands)
NOW/money market accounts                    $1,773               $ 840
Savings accounts                                 40                  36
Certificates of deposit                       5,855               4,623
--------------------------------------------------------------------------
                                             $7,668              $5,499
==========================================================================

   Deposits, including certificates of deposit, with balances in excess of $100,000 totaled $28.7 million and $40.4 million at September 30, 2000, and September 30, 1999, respectively.

9.  DEFERRED COMPENSATION PLAN

   On October 30, 1997, the Company adopted a deferred compensation plan. Under the deferred compensation plan, an employee may elect to participate by directing that all or part of his or her compensation be credited to a deferral account. The election must be made prior to the beginning of the calendar year. The deferral account bears interest at 6% per year. The amounts credited to the deferral account are payable in preferred stock or cash at the election of the Board of Directors on the date the Company announces a change in control or the date three years from the date the participant elects to participate in the deferred compensation plan. There was no compensation expense recognized in 2000 or 1999 related to this plan. The liability associated with the plan was $500,000 at September 30, 2000 and 1999.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

   The Bank has $88.9 million credit availability as of September 30, 2000 from the Federal Home Loan Bank of Atlanta (FHLB), which it uses to fund loans originated by Greater Atlantic Mortgage Corporation. Any advances in excess of $10 million are required to be collateralized with eligible securities. The credit availability is at the discretion of the FHLB.

         The following table sets forth information regarding the Bank's borrowed funds:

   At or for the years ended September 30,                               2000                1999
   -------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
   FHLB advances:
   Average balance outstanding                                          $55,691            $16,371
   Maximum amount outstanding at any month-end during the period         76,800             37,650
   Balance outstanding at end of period                                  46,100             37,650
   Weighted average interest rate during the period                        6.14%              4.95%
   Weighted average interest rate at end of period                         6.33%              5.55%

   Reverse repurchase agreements:
   Average balance outstanding                                           31,100              1,301
   Maximum amount outstanding at any month-end during the period         39,605              5,741
   Balance outstanding at end of period                                  36,736              5,741
   Weighted average interest rate during the period                        6.45%              5.46%
   Weighted average interest rate at end of period                         6.62%              5.50%


   The Bank has pledged certain investments with carrying values of $53.1 million at September 30, 2000, to collateralize advances from the FHLB.

   First mortgage loans in the amount of $32.3 million are available to be pledged as collateral for the advances at September 30, 2000.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES

     The following is a summary of the income tax provision (benefit):

     ---------------------------------------------------------------------------
     Years ended September 30,                                2000        1999
     ---------------------------------------------------------------------------
                                                                (in thousands)
     Current - Federal benefit                              $   -        $(196)
     State benefit                                              -          (50)
     ---------------------------------------------------------------------------
                                                                          (246)

     Deferred - Federal and state (benefit) provision        (600)          77
     ---------------------------------------------------------------------------

                                                            $(600)       $(169)
     ===========================================================================

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

     --------------------------------------------------------------------------
     Years ended September 30,                           2000           1999
     --------------------------------------------------------------------------
                                                             (in thousands)
     Federal tax benefit                                $(1,441)       $ (23)
     State tax benefit                                     (212)         (35)
     (Increase) decrease in benefit resulting from:
     Change in the valuation allowance                    1,233          (80)
     Permanent differences                                   20            9
     Change in effective deferred tax rate                    -          (41)
     Other                                                 (200)           1
     --------------------------------------------------------------------------

     Income tax benefit                                 $  (600)       $(169)
     ==========================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Significant components of the Company's deferred tax assets and liabilities are as follows:

   -------------------------------------------------------------------------
   September 30,                                 2000                  1999
   -------------------------------------------------------------------------
                                                       (in thousands)
   DEFERRED TAX ASSETS
      Net operating loss carryforwards         $2,603                $  679
      Allowance for loan losses                   226                   236
      Unrealized losses on securities               -                   404
      Loans held for sale                          18                    45
      Core deposit intangible                      67                    67
      Deferred loan fees                           98                    43
      Book over tax depreciation                    -                    53
      Compensation payable                        226                   196
      Net discounts on second trusts               32                    46
      Other                                        33                    61
   -------------------------------------------------------------------------

   Total deferred tax assets                    3,303                 1,830
   -------------------------------------------------------------------------

   DEFERRED TAX LIABILITIES
      FHLB stock dividends                         39                    39
      Tax over book depreciation                   44                     -
   -------------------------------------------------------------------------
   Total deferred tax liabilities                  83                    39
   -------------------------------------------------------------------------

   Net deferred tax assets                      3,220                 1,791
   Less:  Valuation allowance                   1,700                   467
   -------------------------------------------------------------------------
   Total                                       $1,520                $1,324
   =========================================================================

   Management has provided a valuation allowance for net deferred tax assets, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

   At September 30, 2000, the Company has net operating loss carryforwards totaling approximately $6.7 million, which expire in the years 2006 to 2020. As a result of the change in ownership of the Bank, approximately $1.7 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES

   On July 28, 1999, First Guaranty Mortgage Corporation filed a complaint against the Company and it's wholly owned subsidiary GAB and GAMC in Circuit Court of Arlington, Virginia. This complaint alleged breach of contract and related claims against these three companies and employees of GAMC who formerly were employed at First Guaranty. First Guaranty alleged that GAMC, GAB and GAFC wrongfully interfered with the business of First Guaranty's Frederick, Maryland office by hiring the employees of that office. First Guaranty sought approximately $5,000,000 in compensatory and $20,000,000 in punitive damages. In 2000, the Company entered into a settlement, which resolved this claim. The resulting provision for litigation loss of $1.25 million has been reflected in other operating expenses in the accompanying statement of operations for the year ended September 30, 2000.

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

   At September 30, 2000, the Company had outstanding commitments to originate and purchase loans and undisbursed construction mortgages aggregating approximately $25.6 million. Fixed rate commitments are at market rates as of the commitment dates and generally expire within 60 days. In addition, the Company was contingently liable under unfunded lines of credit for approximately $11.6 million and standby letters of credit for approximately $25,000.

   Effective October 1, 2000, the Company renewed an employment agreement with the executive in charge of its mortgage division which calls for a base salary of $108,000 plus bonuses based on loan closings and net income levels. The term of this agreement is for two years and can be automatically extended. Effective November 1, 1997, the Company entered into a three-year employment agreement with the President and Chief Executive Officer of the Bank. The agreement can be automatically extended and was extended for an additional year effective December 1, 1999. The agreement provides for a base salary of $150,000 per year. Presently the Company and the Executive Officer are negotiating an extension of the agreement with the completion of such negotiations within the next fiscal quarter.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RENTAL COMMITMENTS

   The Company has entered into lease agreements for the rental of certain properties expiring on various dates through February 28, 2019. The future minimum rental commitments as of September 30, 2000, for all noncancellable lease agreements, are as follows:

        Years ending                              Rental
        September 30,                          Commitments
        --------------------------------------------------
        2001                                      $1,252
        2002                                       1,315
        2003                                       1,324
        2004                                       1,333
        2005                                       1,225
        Thereafter                                 7,382
        --------------------------------------------------
        Total                                    $13,831
        ==================================================

   Net rent expense for the years ended September 30, 2000 and September 30, 1999 was $1.1 million and $825,000, respectively.

   The Company had a sublease agreement with a tenant, which occupied space in the Rockville branch office. The sublease expired in January 1999. Rental income for the year ended September 30, 1999 was $40,000.

13.  REGULATORY MATTERS

   Generally, annual dividends to shareholders are limited to the amount of current year net income, plus the total net income for the preceding two years, adjusted for any prior year distributions. Under certain circumstances, regulatory approval would be required before making a capital distribution. The Bank did not pay any cash dividends during the year ended September 30, 2000.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At September 30, 2000 and September 30, 1999, the Bank was classified as a well capitalized financial institution.

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

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The following presents the Bank's capital position at September 30, 2000 and September 30, 1999:

                                       Required    Required       Actual      Actual
            At September 30, 2000      Balance      Percent      Balance      Percent      Surplus
-----------------------------------------------------------------------------------------------------
                                                             (in thousands)
Tangible                                $4,442       1.50%      $20,295        6.85%       $15,853
Core                                   $11,845       4.00%      $20,295        6.85%        $8,450
Risk-based                             $11,841       8.00%      $21,060       14.23%        $9,219
=====================================================================================================


                                       Required    Required       Actual       Actual
            At September 30, 1999      Balance      Percent      Balance      Percent       Surplus
------------------------------------------------------------------------------------------------------
                                                             (in thousands)
Tangible                                $2,963       1.50%      $20,782       10.52%        $17,819
Core                                    $7,901       4.00%      $20,782       10.52%        $12,881
Risk-based                              $6,018       8.00%      $21,372       28.41%        $15,354
======================================================================================================

   The following is a reconciliation of the Bank's net worth as reported to the OTS on GAAP capital as presented in the accompanying financial statements.

    ---------------------------------------------------------------------------
    September 30,                                          2000          1999
    ---------------------------------------------------------------------------
                                                             (in thousands)
    GAAP CAPITAL                                         $20,494      $20,103
    Unrealized losses on available for sale securities     1,179          679
    Goodwill                                               (1,378)          -
    ---------------------------------------------------------------------------
    TANGIBLE CAPITAL                                      20,295       20,782
        Adjustments                                            -            -
    ---------------------------------------------------------------------------
    CORE CAPITAL                                          20,295       20,782
        Allowance for general loss reserves                  765          590
    ---------------------------------------------------------------------------
    RISK-BASED CAPITAL                                   $21,060      $21,372
    ===========================================================================

   Failure to meet any of the three capital requirements causes savings institutions to be subject to certain regulatory restrictions and limitations including a limit on asset growth, and the requirement to obtain regulatory approval before certain transactions or activities are entered into.

14.  STOCKHOLDERS' EQUITY

   On June 30, 1999, the Company issued 2,000,000 shares at $9.50 per share in an initial public offering of common stock. Proceeds, net of expenses, amounted to $17.4 million. On July 28, 1999, the underwriter exercised its over-allotment option to purchase an additional 185,000 shares, which resulted in net proceeds of $1.6 million.

   Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of September 30, 2000, 94,685 warrants were issued.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following summary represents the activity under the Plan:

                                                                   Number       Exercise     Expiration
                                                                 of Shares        Price         Date
   ------------------------------------------------------------------------------------------------------
   Balance outstanding at September 30, 1998                        16,667
   Options granted                                                  41,667         $8.38      11-29-2008
   ------------------------------------------------------------------------------------------------------
   Balance outstanding at September 30,1999                         58,334
   Options granted                                                  17,500         $6.00       12-1-2009
   ------------------------------------------------------------------------------------------------------
   Balance outstanding and exercisable at September 30, 2000        75,834
   ======================================================================================================

     A summary of the stock options outstanding and exercisable as of September 30, 2000 is as follows:

                   Options Outstanding                                    Options Exercisable
   ---------------------------------------------------    -----------------------------------------------
                                           Weighted            Weighted                          Weighted
                                           Average             Average                            Average
      Exercise          Number         Remaining Life         Exercise           Number          Exercise
       Prices        Outstanding           (years)              Price          Exercisable        Price
   ------------------------------------------------------------------------------------------------------
        $7.50           16,667               7.2                $7.50            16,667           $7.50
        $8.38           41,667               8.2                $8.38            41,667           $8.38
        $6.00           17,500               9.3                $6.00            17,500           $6.00
   ------------------------------------------------------------------------------------------------------

   The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No.
25. For the years ended September 30, 2000 and 1999, the fair value of stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: Risk free interest rates of 6.21% and 6.00% for the years ended September 30, 2000 and 1999, respectively, expected volatility of 41% and 45% for 2000 and 1999, respectively, dividend pay out rate of zero and an expected option life of ten years. Using these assumptions, the average weighted fair value of the stock options granted are $3.79 and $5.51 for 2000 and 1999, respectively.

   Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------------------------
Years ended September 30,                                   2000                              1999
--------------------------------------------------------------------------------------------------------------
                                                 Reported          Pro Forma        Reported        Pro Forma
--------------------------------------------------------------------------------------------------------------
Net (loss) income                                $(3,638)           $(3,678)         $ 101           $ (129)
==============================================================================================================
Basic and diluted earnings (loss) per share      $(1.21)            $(1.22)          $0.07           $(0.09)
==============================================================================================================


15.  EARNINGS PER SHARE OF COMMON STOCK

   The Company reports earning per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires two presentations of earning per share - "basic" and "diluted." Basic earnings per share are computed by dividing income available to common stockholders (the numerator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

   The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted average number of common shares.

      ----------------------------------------------------------------------
      Year ended September 30,                       2000           1999
      ----------------------------------------------------------------------

      Basic                                        3,007,434      1,362,390
      Dilution relating to stock options                   -          2,217
      ----------------------------------------------------------------------
      Diluted                                      3,007,434      1,364,607
      ======================================================================

16.  RELATED PARTY TRANSACTIONS

   The Bank offers loans to its officers, directors, employees and related parties of such persons. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectibility, or present other unfavorable features. Such loans are made on the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. The aggregate balance of loans to directors, officers and other related parties is $445,000 and $426,000 as of September 30, 2000 and September 30, 1999, respectively.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

   The fair value information for financial instruments, which is provided below, is based on the requirements of Financial Accounting Standard Board Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and does not represent the aggregate net fair value of the Bank.

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

F. Off-balance sheet instruments - The fair value of commitments is determined by discounting future cash flows using the current rate for similar loans. Commitments to extend credit for other types of loans and standby letters of credit were determined by discounting future cash flows using current rates.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The carrying value and estimated fair value of financial instruments is summarized as follows:

   ---------------------------------------------------------------------------------------------
   September 30,                                   2000                        1999
   ---------------------------------------------------------------------------------------------
                                            Carrying    Estimated     Carrying       Estimated
                                             value      fair value      value       fair value
   ---------------------------------------------------------------------------------------------
                                                            (in thousands)
   Assets:
   Cash and interest bearing deposits        $ 5,717      $ 5,717      $ 1,703        $ 1,703
   Investment securities                     136,946      135,945      108,224        107,463
   Loans receivable                          138,297      134,827       80,228         79,193
   ---------------------------------------------------------------------------------------------

   Liabilities:
       Deposits                              188,387      188,051      129,007        128,674
       Borrowings                             82,836       82,738       43,391         43,341
   ---------------------------------------------------------------------------------------------

   Off-balance sheet instruments:
       Commitments to extend credit                -          480            -            439
   Loans in process                                -           21            -             11
   ---------------------------------------------------------------------------------------------


18.  EMPLOYEE BENEFIT PLANS

   The Company operates a 401(k) Retirement Plan covering all full-time employees meeting the minimum age and service requirements. Contributions to the Retirement Plan are at the discretion of the Company. The Company made no contributions for the years ended September 30, 2000 and 1999.

19.  SUPPLEMENTAL CASH FLOW INFORMATION

  Years ended September 30,                                            2000              1999
  ----------------------------------------------------------------------------------------------
                                                                          (in thousands)
  Cash paid during period for interest on deposits and borrowings    $ 2,521           $1,534
  ==============================================================================================
  Transfer of investments to trading classification                  $22,766           $    -
  ==============================================================================================
  Transfer of loans to foreclosed assets                             $   281           $  193
  ==============================================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  SEGMENT REPORTING

   The Company has two reportable segments, banking and mortgage banking. The Bank operates retail deposit branches throughout the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumer and small businesses with deposit products such as demand, transaction, savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in residential real estate loans purchased from GAMC and others, and also invests in mortgage-backed and other securities. The mortgage banking segment activities, which are conducted principally through GAMC, include the origination of residential real estate loans either for the Bank's portfolio or for sale into the secondary market with servicing released.

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

   Since the Company derives a significant portion of its revenue from interest income and interest expense, the segments are reported below using net interest income. Because the Company also evaluates performance based on noninterest income and noninterest expense, these measures of segment profit and loss are also presented.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------------------------------------------
                                                                            Total                          Total
                                                            Mortgage      Reportable    Intersegment     Operating
      For the Years Ended September 30,       Banking        Banking       Segments     Eliminations      Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2000                                         $  4,436       $   229       $  4,665        $      -       $  4,665
1999                                            2,328           312          2,640               -          2,640
Noninterest income:
2000                                         $   (875)      $ 2,980       $  2,105        $    (51)      $  2,054
1999                                              195         5,925          6,120             (39)         6,081
Noninterest expense:
2000                                         $  6,059       $ 4,949       $ 11,008        $     51       $ 10,957
1999                                            4,239         4,589          8,828              39          8,789
Net income:
2000                                         $ (2,093)      $(1,545)      $ (3,638)       $      -       $ (3,638)
1999                                             (893)          994            101               -            101
Segment assets:
2000                                         $308,227       $ 6,368       $314,595        $(18,299)      $296,296
1999                                          199,364         8,072        207,436          (8,613)       198,823

--------------------------------------------------------------------------------------------------------------------

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

   In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option of award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Bank believes that adoption of FIN 44 will not have an affect on the Bank's financial statements but may impact the accounting for grants or awards in future periods.

INDEPENDENT AUDITORS' REPORT
ON SUPPLEMENTAL FINANCIAL INFORMATION

Board of Directors and Shareholders
Greater Atlantic Financial Corp.
Reston, Virginia

Our audit of the basic consolidated financial statements included in the preceding section of this report was performed for the purpose of forming an opinion on those consolidated statements taken as a whole. The consolidating financial statements presented in the following section of this report are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                                BDO SEIDMAN, LLP

Washington, D.C.
October 27, 2000

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATING STATEMENT OF FINANCIAL CONDITION


-----------------------------------------------------------------------------------------------------------------------
                                                                                                             Greater
                                                  Greater                      Greater                      Atlantic
                                                  Atlantic       Greater      Atlantic     Adjustments      Financial
                                                  Mortgage       Atlantic     Financial        and          Corp. and
SEPTEMBER 30, 20000                             Corporation        Bank         Corp.     Eliminations    Subsidiaries
-----------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Assets
Cash and cash equivalents                         $  236        $  2,203      $     5      $   (132)        $  2,312
Interest-bearing deposits                              -           3,973           42          (610)           3,405
Investment securities
   Available-for-sale                                  -          86,323          257             -           86,580
   Held-to-maturity                                    -          27,600            -             -           27,600
   Trading                                             -          22,766            -             -           22,766
Loans held for sale                                5,599               -            -             -            5,599
Loans receivable, net                                  -         136,539           53        (3,894)         132,698
Accrued interest and dividends receivable             83           2,404            7             -            2,494
Deferred income taxes                                134             786            -           600            1,520
Federal Loan Home Bank stock, at cost                  -           3,560            -             -            3,560
Foreclosed real estate                                 -             172            -             -              172
Premises and equipment, net                          166           4,693            -             -            4,859
Goodwill                                               -           1,378            -             -            1,378
Prepaid expenses and other assets                    150          15,460            6       (14,263)           1,353
Investment in subsidiaries                             -           1,000       21,756       (22,756)               -
-----------------------------------------------------------------------------------------------------------------------
Total assets                                      $6,368        $308,857      $22,126      $(41,055)        $296,296
=======================================================================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATING STATEMENT OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------------------
                                                                                                            Greater
                                                  Greater                     Greater                      Atlantic
                                                 Atlantic       Greater      Atlantic     Adjustments      Financial
                                                 Mortgage       Atlantic     Financial        and          Corp. and
September 30, 2000                              Corporation       Bank         Corp.      Eliminations   Subsidiaries
---------------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Liabilities and Stockholders' Equity
Deposits                                         $    -        $188,346      $     -        $     41       $188,387
Advance payments from borrowers for
    taxes and insurance                              92             170            -               2            264
Intercompany payable                              4,510          14,778            -         (19,288)             -
Accrued expenses and other liabilities              960           2,974            8               -          3,942
Income taxes payable                               (194)           (741)         (11)            946              -
Advances from the FHLB and other
     borrowings                                       -          82,836            -               -         82,836
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                 5,368         288,363           (3)        (18,299)        275,429
---------------------------------------------------------------------------------------------------------------------

Preferred stock                                     750               -            -            (750)             -
Common stock                                         25           2,000           30          (2,025)            30
Additional paid-in capital                        1,354          22,653       25,132         (24,007)        25,132
Retained loss                                    (1,129)         (2,897)      (2,928)          4,026         (2,928)
Accumulated other comprehensive loss                  -          (1,262)        (105)              -         (1,367)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                        1,000          20,494       22,129         (22,756)        20,867
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $6,368        $308,857      $22,126        $(41,055)      $296,296
=====================================================================================================================

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                                                                             Greater
                                                   Greater                     Greater                      Atlantic
                                                   Atlantic      Greater      Atlantic     Adjustments      Financial
YEAR ENDED SEPTEMBER 30, 2000                      Mortgage      Atlantic     Financial        and          Corp. and
                                                 Corporation       Bank         Corp.      Eliminations   Subsidiaries
-----------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Interest income
   Loans                                           $ 654       $  8,224      $    10         $ (426)         $8,462
   Investments                                         -          9,218          110            (18)          9,310
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                654         17,442          120           (444)         17,772
-----------------------------------------------------------------------------------------------------------------------
Interest expense
   Deposits                                            -          7,686            -            (18)          7,668
   Borrowed money                                    425          5,427            -           (426)          5,426
-----------------------------------------------------------------------------------------------------------------------

Total interest expense                               425         13,113            -           (444)         13,094
-----------------------------------------------------------------------------------------------------------------------

Net interest income                                  229          4,329          120              -           4,678
Provision for loan losses                              -              8            5              -              13
-----------------------------------------------------------------------------------------------------------------------

Net interest income after
   provision for loan losses                         229          4,321          115              -           4,665
-----------------------------------------------------------------------------------------------------------------------

Noninterest income
   Fees and service charges                          518            146            -            (51)            613
   Earnings in equity of subsidiaries                  -         (1,546)      (3,614)         5,160               -
   Gain on sale of loans                           2,462              4            -              -           2,466
  Loss on sale of investment securities                -           (984)         (41)             -          (1,025)
-----------------------------------------------------------------------------------------------------------------------

Total noninterest income                          $2,980        $(2,380)     $(3,655)        $5,109          $2,054
-----------------------------------------------------------------------------------------------------------------------

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                                                                            Greater
                                                  Greater                     Greater                      Atlantic
                                                 Atlantic       Greater      Atlantic     Adjustments      Financial
                                                 Mortgage       Atlantic     Financial        and          Corp. and
Year Ended September 30, 2000                   Corporation       Bank         Corp.      Eliminations   Subsidiaries
-----------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)

Noninterest expense
Compensation and employee benefits                $2,272        $2,466      $     -          $    -        $ 4,738
Occupancy                                            227           967            -               -          1,194
Professional services                                257           563           25             (51)           794
Advertising                                          115           432            -               -            547
Deposit insurance premium                              -            52            -               -             52
Furniture, fixtures and equipment                    113           375            -               -            488
Data processing                                       32           378            -               -            410
Other real estate owned expenses                       -            10            -               -             10
Other operating expenses                           1,933           715           76               -          2,724
-----------------------------------------------------------------------------------------------------------------------

Total noninterest expense                          4,949         5,958          101             (51)        10,957
-----------------------------------------------------------------------------------------------------------------------
Income loss before income tax provision           (1,740)       (4,017)      (3,641)          5,160         (4,238)
Income tax benefit                                  (194)         (403)          (3)              -           (600)
-----------------------------------------------------------------------------------------------------------------------
Net (loss) income                                $(1,546)      $(3,614)     $(3,638)         $5,160        $(3,638)
=======================================================================================================================

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There  have  been no  disagreements  with the  Registrant's  accountants  on any
matters  of   accounting   principles   or  practices  or  financial   statement
disclosures.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

                             MANAGEMENT OF THE BANK

DIRECTORS

   The following table sets forth information regarding the board of directors of the bank.

                                                                                              DIRECTOR        TERM
NAME                                    AGE      POSITION(S) HELD WITH THE BANK                SINCE        EXPIRES
------------------------------------ ----------  ------------------------------------------- ------------ -----------

Carroll E. Amos                         52       Director, President and Chief                  1997         2002
                                                   Executive Officer
William Calomiris (1)                   80       Director, Chairman of the Board                1997         2002
                                                   of Directors

Paul J. Cinquegrana                     58       Director                                       1997         2003
Jeffrey M. Gitelman                     55       Director                                       1997         2001
Jeffrey W. Ochsman                      47       Director                                       1999         2003
James B. Vito                           74       Director                                       1998         2002

--------------------------------------------
(1)  Mr Calomiris died on December 13, 2000.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

   The following table sets forth information regarding the executive officers of the bank who are not also directors.

NAME                      AGE    POSITION(S) HELD WITH BANK
-----------              -----  ---------------------------------
Edward C. Allen            52    Senior Vice President, Chief Operating Officer
Jeremiah D. Behan          50    Senior Vice President, Construction Lending
Justin R. Golden           49    Senior Vice President, Consumer Lending
Patsy J. Mays              53    Senior Vice President, Small Business Lending and Retail Banking
Robert W. Neff             52    Senior Vice President, Commercial Real Estate Lending
Laurel L. Mitchell         42    Corporate Secretary
David E. Ritter            50    Senior Vice President and Chief Financial Officer

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

JEFFREY M. GITELMAN, D.D.S., is an Oral Surgeon and the owner of Jeffrey M. Gitelman D.D.S., P.C.

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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

A beneficial owner of more than 10% of the company's common stock, Dr. Robert I Schattner, was late in filing twice in fiscal year 2000. An amended form 4 was filed for the month of December, 1999, because of two omitted transactions and an amended form 4 was filed for the month of January, 2000, because of six omitted transactions.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth the cash compensation paid by the bank for services rendered in all capacities during the fiscal years ended September 30, 2000 and 1999, to the Chief Executive Officer, the only executive officer of the bank who received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                        Long-Term Compensation (2)
                                                              ----------------------------------------------------
                                   Annual Compensation                 Awards                     Payouts
                            --------------------------------  ------------------------  --------------------------
                                                Other          Restricted  Securities
Name and             Fiscal                     Annual         Stock       Underlying    LTIP
Principal Positions   Year   Salary    Bonus    Compensation   Awards      Options/SARs  Payouts      Compensation
                                                    (2)                                                   (2)
-------------------  -----  --------  -------- -------------  ----------  ------------  -----------  -------------
Carroll E. Amos
  President and
  Chief               2000   $148,500   $    -       $-            -         36,334          $-            $-
Executive             1999   $143,167   $3,300       $-            -         33,334          $-            $-
  Officer

------------------------

(1) Under Annual Compensation, the column titled "Bonus" consists of Board approved discretionary bonus.

(2) For 2000 and 1999, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock. For 1999, the bank had no restricted stock or stock related plans in existence.

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

The Employment Agreement provides for a three-year term for Mr. Amos and provides that commencing on the first anniversary date and continuing each anniversary date thereafter the board of directors may extend the Employment Agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the board of directors after conducting a performance evaluation of Mr. Amos. The Employment Agreement provides that Mr. Amos's base salary will be reviewed annually. The base salary provided for in the Employment Agreement for Mr. Amos for 1998 was $110,000. At the first anniversary date, Mr. Amos's base salary was increased to $144,000, and at the second anniversary date, his base salary was increased to $150,000. Presently the Company and the Executive Officer are negotiating an extension of the agreement with the completion of such negotiations within the next fiscal quarter. In addition to the base salary, the Employment Agreement provides for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated executive personnel. Effective November 1, 1998, the Employment Agreement also provides for an automobile allowance of $9,600 per year.

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

Under the Employment Agreement, if involuntary termination or voluntary termination follows a change in control of the bank or the company, Mr. Amos or, in the event of his death, his beneficiary, would receive a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of stock-based incentives previously awarded to Mr. Amos; or (ii) three times the average of the three preceding taxable years' annual compensation. The bank would also continue Mr. Amos's life, health, and disability coverage for thirty-six months. In the event of a change in control of the bank, the total amount of payment due under the Employment Agreement, based solely on the base salary paid to Mr. Amos, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $450,000.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the company's common stock as of September 30, 2000, by
(i) each director of the company, (ii) all directors and executive officers as a group and (iii) each person who is known by the company to own beneficially 5% or more of the common stock.

                                                              SHARES OF COMMON               OWNERSHIP AS
                                                             STOCK BENEFICIALLY              A PERCENT OF
DIRECTORS AND EXECUTIVE OFFICERS                                    OWNED                        CLASS
-----------------------------------------------------     --------------------------     ----------------------
William Calomiris                                                  359,895                       11.97%
Carroll E. Amos                                                     43,860                        1.46
Paul J. Cinquegrana                                                 48,734                        1.62
Jeffrey M. Gitelman                                                 64,913                        2.16
James B. Vito                                                       64,942                        2.16
Jeffrey W. Ochsman                                                     500                        0.02
-----------------------------------------------------
   Directors and executive officers as a group                     582,844                       19.38
-----------------------------------------------------
PRINCIPAL SHAREHOLDERS (1)
-----------------------------------------------------
Ralph Ochsman                                                      238,597                        7.93
Robert I. Schattner                                                437,096                       14.53

-----------------------------------------------------
(1) The information is derived from the Schedule 13D filed by Mr. Schattner on December 31, 1999 and Form 4 filed on September 11, 2000 and the Schedule 13D filed by Mr. Ochsman as amended on July 28, 1999.

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

The bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The bank's policy provides that all loans made by the bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate balance of loans to directors and executive officers is $445,000 and $426,000 at September 30, 2000 and 1999, respectively. Such loans were made by the bank in the ordinary course of business, with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

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

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

3.1 Certificate of Incorporation of Greater Atlantic Financial Corp. and amendment thereto*
3.2      Bylaws of Greater Atlantic Financial Corp.*
4.0      Specimen Stock Certificate of Greater Atlantic Financial Corp.*
10.1     Employment Agreement with Carroll E. Amos*
10.2 Employment Agreement of T. Mark Stamm with Greater Atlantic Mortgage Corporation*
10.3     Greater Atlantic Financial Corp. Deferred Compensation Plan*
10.4     Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan*
11.0     Statement re: Computation of Per Share Earnings
27.0     Financial Data Schedule
         Reports on Form 8-K
         Reports on Form 8-K were filed on August 23, 2000.


* Incorporated by reference from the From SB-2 filed with the Securities and Exchange Commission on April 13, 1999, Registration No. 333-76169

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GREATER ATLANTIC FINANCIAL CORP.

                         By: /s/ Carroll E. Amos
                            ----------------------------------------------------
                                 Carroll E. Amos

                                 Chief Executive Officer, President and Director Acting Chairman of the Board

                         Dated: December 28, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                         Title                                 Date
----                         -----                           ----------------

/s/ Carroll E. Amos          Chief Executive Officer,
------------------------     President and Director and
Carroll E. Amos              Acting Chairman of the Board    December 28, 2000

/s/ Paul J. Cinquegrana      Director                        December 28, 2000
------------------------
Paul J. Cinquegrana

/s/ Jeffrey M. Gitelman      Director                        December 28, 2000
------------------------
Jeffrey M. Gitelman

/s/ James B. Vito            Director                        December 28, 2000
------------------------
James B. Vito

/s/ Jeffrey W. Ochsman       Director                        December 28, 2000
------------------------
Jeffrey W. Ochsman

/s/ David E. Ritter          Senior Vice President and       December 28, 2000
------------------------     Chief Financial Officer
David E. Ritter