Form 10QSB
period 2000-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2001-02-13
CIK 1082735

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

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

      At February 12, 2001, there were 3,007,434 shares of the registrant's
               Common Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                       PAGE NO.
------------------------------                                                                                       --------

Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      December 31, 2000 (unaudited) and September 30, 2000 (audited)....................................................2

      Consolidated Statements of Operations (unaudited)
      Three months ended December 31, 2000 and December 31, 1999........................................................3

      Consolidated Statements of Comprehensive Income (unaudited)
      Three months ended December 31, 2000 and December 31, 1999 .......................................................4

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      Three months ended December 31, 2000 and December 31, 1999........................................................5

      Consolidated Statements of Cash Flows (unaudited)
      Three months ended December 31, 2000 and December 31, 1999........................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................18

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................19

Item 5.  Other Information.............................................................................................19

Item 6.  Exhibits and Reports on Form 8-K..............................................................................19


SIGNATURES.............................................................................................................20

                        GREATER ATLANTIC FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                         December 31,          September 30,
                                                                             2000                   2000
                                                                       ------------------     -----------------
                                                                          (Unaudited)
                                                                               (dollars in thousands)
 Assets
 Cash and cash equivalents                                                   $  1,305              $  2,312
 Interest bearing deposits                                                      5,207                 3,405
 Investment securities
    Available-for-sale                                                        116,938                86,580
    Held-to-maturity                                                           26,274                27,600
    Trading                                                                     2,076                22,766
 Loans held for sale                                                            6,444                 5,599
 Loans receivable, net                                                        145,521               132,698
 Accrued interest and dividends receivable                                      2,997                 2,494
 Deferred income taxes                                                          1,520                 1,520
 Federal Home Loan Bank stock, at cost                                          3,400                 3,560
 Foreclosed real estate                                                            63                   172
 Premises and equipment, net                                                    5,436                 4,859
 Goodwill                                                                       1,353                 1,378
 Prepaid expenses and other assets                                              1,417                 1,353
----------------------------------------------------------------------------------------------------------------
                   Total assets                                              $319,951              $296,296
================================================================================================================
Liabilities and stockholders' equity

Liabilities
Deposits                                                                     $191,937              $188,387
Advance payments from borrowers for taxes and insurance                           226                   264
Accrued expenses and other liabilities                                          1,640                 3,942
Advances from the FHLB and other borrowings                                   105,341                82,836
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                             299,144               275,429
================================================================================================================

Commitments and contingencies
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                            --                    --
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,007,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,132                25,132
   Retained loss                                                               (3,346)               (2,928)
   Accumulated other comprehensive loss                                        (1,009)               (1,367)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     20,807                20,867
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $319,951              $296,296
================================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


----------------------------------------------------------------------------------------------------------
Three months ended December 31,                                           2000                  1999
----------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Interest income
  Loans                                                                    $2,964                $1,615
  Investments                                                               2,578                 1,943
----------------------------------------------------------------------------------------------------------
Total interest income                                                       5,542                 3,558
----------------------------------------------------------------------------------------------------------

Interest expense
  Deposits                                                                  2,818                 1,720
  Borrowed money                                                            1,427                   774
----------------------------------------------------------------------------------------------------------
Total interest expense                                                      4,245                 2,494
----------------------------------------------------------------------------------------------------------
Net interest income                                                         1,297                 1,064
Provision for loan losses                                                      --                    --
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         1,297                 1,064
----------------------------------------------------------------------------------------------------------

Noninterest income
  Fees and service charges                                                    213                   147
  Gain on sale of loans                                                       601                   490
  Gain (loss) on sale of investment securities                                 16                    (6)
  Gain on sale of real estate owned                                            43                     -
----------------------------------------------------------------------------------------------------------
Total noninterest income                                                      873                   631
----------------------------------------------------------------------------------------------------------

Noninterest expense
  Compensation and employee benefits                                         1,242                  970
  Occupancy                                                                    311                  276
  Professional services                                                        221                  286
  Advertising                                                                  101                  139
  Deposit insurance premium                                                      7                   19
  Furniture, fixtures and equipment                                            138                  110
  Data processing                                                              177                   78
  Other real estate owned expenses                                               -                    8
  Other operating expenses                                                     391                  354
----------------------------------------------------------------------------------------------------------

Total noninterest expense                                                    2,588                2,240
----------------------------------------------------------------------------------------------------------
Loss before income tax benefit                                                (418)                (545)
----------------------------------------------------------------------------------------------------------

Income tax benefit                                                               -                 (214)
----------------------------------------------------------------------------------------------------------
Net loss                                                                    $ (418)               $(331)
==========================================================================================================

Basic and diluted loss per share                                           $ (0.14)             $ (0.11)
Basic and diluted weighted average shares                                3,007,434            3,007,434

                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)


-------------------------------------------------------------------------------------------
 Three months ended December 31,                                    2000              1999
-------------------------------------------------------------------------------------------
                                                                       (in thousands)
 Net loss                                                           $(418)          $ (331)
-------------------------------------------------------------------------------------------
 Other comprehensive income (loss), net of tax
    Unrealized gains (losses) on securities                           358             (764)
-------------------------------------------------------------------------------------------
 Other comprehensive income (loss)                                    358             (764)
-------------------------------------------------------------------------------------------
 Comprehensive loss                                                 $ (60)        $ (1,095)
===========================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

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
                                         Stock         Stock       Capital        (Deficit)       Income (Loss)        Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)

Balance at September 30, 1999              $ --           $30     $ 25,132           $ 710              $ (882)        $ 24,990

Other comprehensive income                   --            --           --              --               (764)            (764)

Net loss for the period                      --            --           --            (331)                 --             (331)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999               $ --           $30     $ 25,132           $ 379            $ (1,646)        $ 23,895
===================================================================================================================================

Balance at September 30, 2000              $ --           $30     $ 25,132        $ (2,928)           $ (1,367)        $ 20,867

Other comprehensive income                   --            --           --               --                358              358

Net income for the period                    --            --           --            (418)                 --             (418)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                 --           $30     $ 25,132        $ (3,346)           $ (1,009)        $ 20,807
===================================================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
Three months ended December 31,                                                      2000           1999
--------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Cash flow from operating activities

Net (loss) income                                                                  $   (418)        $  (331)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities
  Amortization of excess of purchase price over assets acquired                          24              --
  Amortization of deposit acquisition adjustment                                         63              --
  Amortization of loan acquisition adjustment                                            (7)             --
  Depreciation and amortization                                                         108              84
  Proceeds from sale of trading securities                                           20,077              --
  Proceeds from repayments of trading securities                                        595              --
  Realized gain on trading securities                                                   (15)
  Realized gain on sale of investments                                                   (1)             --
  Realized loss on sale of mortgaged-backed securities                                   --               7
  Amortization of investment security premiums                                          294             136
  Amortization of mortgage-backed securities                                             79              47
  Amortization of deferred fees                                                         (52)            (21)
  Discount accretion net of premium amortization                                         22              35
  Gain on sale of foreclosed real estate                                                (43)             --
  Gain on sale of loans held for sale                                                  (601)           (491)
(Increase) decrease in assets
  Disbursements for origination of loans                                            (31,407)        (26,846)
  Proceeds from sales of loans                                                       31,163          26,200
  Accrued interest and dividend receivable                                             (503)           (201)
  Prepaid expenses and other assets                                                     (65)            640
  Deferred loan fees collected, net of deferred costs incurred                           (5)            (23)
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                             (2,356)             15
  Income taxes payable                                                                   53              --
--------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                $ 17,005        $  (749)
==============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

------------------------------------------------------------------------------------------------------------
Three months ended December 31,                                                  2000             1999
------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flow from investing activities
  Net increase in loans                                                         $(12,781)       $(12,560)
  Purchases of premises and equipment                                               (684)           (139)
  Proceeds from sales of foreclosed real estate                                      152              --
  Purchases of investment securities                                             (31,875)         (5,621)
  Proceeds from sale of investment securities                                      2,412             285
  Proceeds from repayments of investment securities                                1,705           1,804
  Purchases of mortgage-backed securities                                         (5,209)         (2,696)
  Proceeds from sale of mortgage-backed securities                                   939              (7)
  Proceeds from repayments of mortgage-backed securities                           3,015           2,529
  Purchases of FHLB stock                                                           (465)         (1,210)
  Proceeds from sale of FHLB stock                                                   625             873
  Acquisition, net of cash acquired                                                    1              --
------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (42,165)        (16,742)
------------------------------------------------------------------------------------------------------------

Cash flow from  financing activities
  Net increase (decrease) in deposits                                              3,488            (556)
  Net advances from FHLB                                                          21,900           9,350
  Net borrowings on reverse repurchase agreements                                    605          20,550
  Increase in advance payments by borrowers for taxes and insurance                  (38)            (30)
------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                         25,955          29,314
------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                795          11,823
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at beginning of period                                  5,717           1,703
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of period                                      $ 6,512         $13,526
============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     INFORMATION AS OF DECEMBER 31, 2000 AND
                  FOR THE THREE MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the Company") and its wholly owned subsidiary, Greater Atlantic Bank ("the Bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

      In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the Company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. No impaired loans were identified by the Company at or during the three months ended December 31, 2000 and 1999. An analysis of the change in the allowance for loan losses follows:

------------------------------------------------------------------------------------------
At or for the Three Months Ended December 31,                 2000             1999
------------------------------------------------------------------------------------------
                                                              (dollars in thousands)

Balance at beginning of period                                $765              $590
Provisions                                                      --                --
Transfer                                                       100                --
------------------------------------------------------------------------------------------
Total charge-offs                                               --                --
Total recoveries                                                --                --
------------------------------------------------------------------------------------------
Net charge-offs                                                 --                --
------------------------------------------------------------------------------------------
Balance at end of period                                      $865              $590
==========================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period             0.00%             0.00%
==========================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                    74.50%         1,113.21%
==========================================================================================
Allowance for loan losses to total loans                      0.57%             0.67%
==========================================================================================

(3) REGULATORY MATTERS

      The Bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior notice to the OTS, with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The Bank did not pay any dividends during the periods ended September 30, 2000 or December 31, 2000.

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
           (CONTINUED) INFORMATION AS OF DECEMBER 31, 2000 AND FOR THE
                      THREE MONTHS THEN ENDED IS UNAUDITED

      Effective December 19, 1992, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The "Prompt Corrective Action" section of FDICIA created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At December 31, 2000 the Bank was classified as a well capitalized financial institution. The following presents the Bank's capital position:

---------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
            At December 31, 2000                Balance      Percent      Balance      Percent      Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                        $ 15,960       5.00%      $19,601        6.14%        $3,641
Tier 1 Risk-based                                $10,551       6.00%      $19,601       11.15%        $9,050
Total Risk-based                                 $17,585      10.00%      $20,466       11.64%        $2,881
===============================================================================================================

(4) EARNINGS PER SHARE

      Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended December 31, 2000 and 1999.

                                                                        For the Three Months Ended December
                                                                                        31,
                                                                       ---------------------------------------
      (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                      2000                     1999
      -----------------------------------------------                  --------------          ---------------
Net loss                                                                      $(418)                   $(331)
Weighted average common shares outstanding                                3,007,434                3,007,434
Common stock equivalents due to dilutive effect of
stock options                                                                     -                        -

Total weighted average common shares and common
share equivalents outstanding                                             3,007,434                3,007,434

Basic loss per common share and common share
equivalents                                                                  $(0.14)                  $(0.11)

Diluted loss per common share                                                $(0.14)                  $(0.11)

(5) SEGMENT REPORTING

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

--------------------------------------------------------------------------------------------------------------------------
                                                                                Total                          Total
                                                               Mortgage       Reportable    Intersegment     Operating
For the Three Months Ended December 31,          Banking        Banking        Segments     Eliminations     Earnings
--------------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2000                                             $ 1,259        $   38        $  1,297         $   --        $  1,297
1999                                                 995            69           1,064             --           1,064

Noninterest income:
2000                                             $   212        $  682        $    894         $  (21)       $    873
1999                                                  42           596             638             (7)            631

Noninterest expense:
2000                                             $ 1,868        $  741        $  2,609         $   21        $  2,588
1999                                               1,335           912           2,247              7           2,240

Net income:
2000                                             $  (398)       $  (20)       $   (418)        $   --        $   (418)
1999                                                (181)         (150)           (331)            --            (331)

Segment assets:
2000                                             $318,241       $ 7,123       $325,364         $(5,413)      $319,951
1999                                              226,140         8,419        234,559          (7,502)       227,057

--------------------------------------------------------------------------------------------------------------------------

(1) Segment net interest income reflects income after provisions for loan losses.

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

GENERAL

         We are a savings and loan holding company, which was originally organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, Greater Atlantic Bank, a federally chartered savings bank, and its wholly owned subsidiary, Greater Atlantic Mortgage Corporation. Greater Atlantic Bank is a member of the Federal Home Loan Bank system and it's deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through nine Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage Corporation.

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

         At December 31, 2000 the company's total assets were $320.0 million, compared to $296.3 million held at September 30, 2000, representing an increase of 7.98%. Both the Bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at December 31, 2000 were $145.5 million, an increase of $12.8 million or 9.66% from the $132.7 million held at September 30, 2000. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At December 31, 2000 investment securities were $145.3 million, an increase of $8.3 million or 6.09% from the $136.9 million held at September 30, 2000.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

         NET INCOME. For the three months ended December 31, 2000 the company incurred a net loss of $418,000 or $0.14 per share compared to a loss of $331,000 or $0.11 per share for the three months ended December 31, 1999. The $87,000 increase in net loss over the comparable period one year ago resulted as an increase in noninterest expense and a decrease in the Bank's benefit for income tax exceeded increases in net interest income and noninterest income. The Bank no longer recognizes a tax benefit for operating losses. A better measure of performance would be the Company's pre-tax earnings which improved by $127,000 from a loss of $545,000 for the three months ended December 31, 1999 to a loss of $418,000 for the current quarter.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                 Difference
----------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                          2000              1999           Amount             %
----------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Interest income:
   Loans                                                 $2,964            $1,615         $ 1,349           83.53%
   Investments                                            2,578             1,943             635           32.68
----------------------------------------------------------------------------------------------------------------------
Total                                                     5,542             3,558           1,984           55.76
----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                               2,818             1,720           1,098           63.84
   Borrowings                                             1,427               774             653           84.37
----------------------------------------------------------------------------------------------------------------------
Total                                                     4,245             2,494           1,751           70.21
----------------------------------------------------------------------------------------------------------------------
Net interest income                                      $1,297            $1,064         $   233           21.90%
======================================================================================================================

         Our growth in net interest income for the three months ended December 31, 2000 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $68.9 million or 33.34% over the comparable period one-year ago but was partially offset by an 18 basis point decline in net interest margin (net interest income divided by average interest-earning assets). The decrease in net interest margin resulted from the increase in average interest bearing liabilities exceeding the increase in average earning assets. That decrease was offset by the increase in yields earned on interest earning assets exceeding rates paid on interest bearing liabilities.

         INTEREST INCOME. Interest income for the three months ended December 31, 2000 increased $2.0 million compared to the three months ended December 31, 1999, primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities. The increase in interest income from the loan portfolio for the three months ended December 31, 2000 compared to interest income earned for the 1999 period resulted from an increase of $53.3 million in the average balance of loans outstanding. That increase was coupled with an increase in interest income from the investment and mortgage-backed securities portfolios, due to an increase of $15.6 million in the average outstanding balance, and a 112 basis point increase in the average yield earned on the portfolio.

         INTEREST EXPENSE. The increase in interest expense for the three months ended December 31, 2000 compared to the 1999 period was principally the result of a significant increase in average deposits and borrowed funds and an increase of 114 basis points in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and NOW and money market accounts. That increase of $41.3 million, or 31.86%, from $129.6 million for the three months ended December 31 1999 to $170.9 million for the three months ended December 31, 2000, was coupled with the average rate paid increasing from 5.28% for the three months ended December 31, 1999 to 6.51% for the three months ended December 31, 2000. The average rate paid for deposits increased from 5.26% for the three months ended December 31, 1999 to 6.46% for the three months ended December 31, 2000. That increase in rate was coupled with an increase of $43.7 million in the average outstanding balance of deposits.

         The increase in interest expense on borrowings for the three months ended December 31, 2000 compared to the 1999 period was principally the result of a significant increase in average borrowed funds of $31.3 million and an increase of 97 basis points in cost of funds. Components attributable to the increase of $653,000 in interest expense were comprised of $450,000 from an increase in average volume and $203,000 from an increase in average cost.

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

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------------
                                                      2000                                    1999
                                     --------------------------------------- --------------------------------------
                                                    INTEREST                                INTEREST      AVERAGE
                                        AVERAGE      INCOME/      AVERAGE      AVERAGE       INCOME/       YIELD/
                                        BALANCE      EXPENSE     YIELD/RATE    BALANCE       EXPENSE       RATE
                                     --------------------------------------- --------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                   $107,103      $2,163        8.08%     $ 73,892         $1,363        7.38%
   Consumer loans                        23,516         561        9.54         9,395            187        7.96
   Commercial business loans              9,120         240       10.53         3,160             65        8.23
                                     ------------  ----------   ---------  ------------    -----------   ----------
      Total loans                       139,739       2,964        8.48        86,447          1,615        7.47

Investment securities                    84,279       1,641        7.79        76,525          1,258        6.58
Mortgage-backed securities               51,684         937        7.25        43,796            685        6.26
                                     ------------  ----------   ---------  ------------    -----------   ----------

      Total interest-earning assets     275,702       5,542        8.04       206,768          3,558        6.88
                                                   ----------   ---------  ------------    -----------   ----------

Non-earning assets                       12,027                                 8,277
                                     ------------                          ------------
  Total assets                         $287,729                              $215,045
                                     ============                          ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                    $  3,618          35        3.87      $  1,190             10        3.36
   Now and money market accounts         48,103         680        5.65        29,615            360        4.86
   Certificates of deposit              122,773       2,103        6.85        99,970          1,350        5.40
                                     ------------  ----------   ---------  ------------    -----------   ----------
      Total deposits                    174,494       2,818        6.46       130,775          1,720        5.26

   FHLB advances                         53,293         865        6.49        37,440            515        5.50
   Other borrowings                      32,745         562        6.87        17,257            259        6.00
                                     ------------  ----------   ---------  ------------    -----------   ----------
  Total interest-bearing liabilities    260,532       4,245        6.52       185,472          2,494        5.38
                                     ------------  ----------   ---------  ------------    -----------   ----------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       4,360                                 3,571
Other liabilities                         1,499                                   990
                                     ------------                          ------------
  Total liabilities                     266,391                               190,033
Stockholders' equity                     21,338                                25,012
                                     ============                          ============
  Total liabilities and
stockholders' equity                   $287,729                              $215,045
                                     ============                          ============

Net interest income                                  $1,297                                   $1,064
                                                   ==========                              ===========
Interest rate spread                                               1.52%                                    1.50%
                                                                =========                                ==========
Net interest margin                                                1.88%                                    2.06%
                                                                =========                                ==========

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

                                                        THREE MONTHS ENDED
                                                    DECEMBER 31, 2000 V. 1999
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME             RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)

Real estate loans                              $  613            $187          $  800
Consumer loans                                    281              93             374
Commercial business loans                         123              52             175
                                          ----------------    ------------   ------------
      Total loans                               1,017             332           1,349
Investments                                       127             256             383
Mortgage-backed securities                        123             129             252
                                          ----------------    ------------   ------------
Total interest-earning assets                  $1,267            $717          $1,984
                                          ================    ============   ============

Savings accounts                                 $ 20            $  5            $ 25
Now and money market accounts                     225              95             320
Certificates of deposit                           308             445             753
                                          ----------------    ------------   ------------
  Total deposits                                  553             545           1,098
FHLB advances                                     218             132             350
Other borrowings                                  232              71             303
                                          ----------------    ------------   ------------
Total interest-bearing liabilities             $1,003            $748          $1,751
                                          ================    ============   ============
Change in net interest income                  $  264            $(31)         $  233
                                          ================    ============   ============

         PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process which segments the loan portfolio into groups based on various risk factors including the types of loans and asset classifications. Each segment is then assigned a reserve percentage based upon the perceived risk in that segment. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the company will not have to increase its provisions for loan losses in the future as a result of an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. There were no provisions for loan losses during the three months ended December 31, 2000 and 1999

         NONINTEREST INCOME. Noninterest income increased $242,000 during the three months ended December 31, 2000, over the comparable period one year ago, primarily as a result of increases in gain on sale of loans, investment securities and real estate owned and service fees on deposits. The level of gain on sale of loans during the three months ended December 31, 2000 resulted from the company taking advantage of an increase in loan origination volumes, sales, and margins being higher when compared to the year ago period. The following table presents a comparison of the components of noninterest income.

                                                                                               Difference
-----------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                        2000             1999           Amount               %
-----------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Noninterest income:
   Gain on sale of loans                                $ 601             $490            $111              22.65%
   Service fees on loans                                  107              105               2               1.90
   Service fees on deposits                               105               37              68             183.78
   Gain (loss) on sale of investment securities            16               (6)             22             366.67
   Gain on sale of real estate owned                       43                               43
   Other operating income                                   1                5              (4)            (80.00)
-----------------------------------------------------------------------------------------------------------------------
      Total noninterest income                          $ 873             $631            $242              38.35%
=======================================================================================================================

         NONINTEREST EXPENSE. Noninterest expense increased to $2.6 million for the three months ended December 31, 2000 from $2.2 million for the comparable period one year ago. The increase of $348,000 was primarily attributable to a $530,000 increase in the Bank's noninterest expense partially offset by a reduction of $182,000 in noninterest expense at the Bank's mortgage banking subsidiary. The increase in the Bank's noninterest expense was primarily in compensation, professional services, data processing, occupancy and furniture fixtures and equipment, as a result of the expansion and growth of the Bank. The reduction in noninterest expense at the mortgage banking subsidiary was primarily attributable to a decrease in professional services as the cost of the prior litigation declined from the comparable period one year ago. The following table presents a comparison of the components of noninterest expense.

                                                                                                   Difference
------------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                                 2000           1999          Amount             %
------------------------------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                           $1,242          $ 970           $272          28.04%
   Occupancy                                                       311            276             35          12.68
   Professional services                                           221            286            (65)        (22.73)
   Advertising                                                     101            139            (38)        (27.34)
   Deposit insurance premium                                         7             19            (12)        (63.16)
   Furniture, fixtures and equipment                               138            110             28          25.45
   Data processing                                                 177             78             99         126.92
   Loss from foreclosed real estate                                 --              8             (8)       (100.00)
   Other operating expense                                         391            354             37          10.45
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                       $2,588         $2,240           $348          15.54%
========================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. In view of the fact that the Bank no longer recognizes a tax benefit for operating losses, there was no income tax benefit for the three months ended December 31, 2000 compared to a benefit of $214,000 1999.

                  LIQUIDITY AND CAPITAL RESOURCES. The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.00%. At December 31, 2000, the Bank's actual liquidity ratio was 11.14%. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advance and reverse repurchase agreements in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

         The Bank's most liquid assets are cash and cash equivalents, securities available-for-sale and trading securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and cash equivalents and securities available-for-sale and trading securities totaled $120.3 million, or 37.61% of total assets.

         The primary investing activities of the Bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the three months ended December 31, 2000, the Bank's loan originations totaled $24.3 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $37.1 million for the three months ended December 31, 2000.

         The Bank has other sources of liquidity if a need for additional funds arises. At December 31, 2000, the Bank had $68.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $27.9 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

         At December 31, 2000, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $35.1 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December 31, 2000, totaled $101.2 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company's market risk exposure since September 30, 2000.

                        GREATER ATLANTIC FINANCIAL CORP.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters To A Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6   Exhibits and Reports on Form 8-K
         Exhibits Required
         Exhibit 27: Financial Data Schedule

         Reports on Form 8-K
         Form 8-K filed on October 27, 2000.

         Form 8-K filed on December 22, 2000.

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


                                           GREATER ATLANTIC FINANCIAL CORP.
                                           --------------------------------
                                                   (Registrant)


Date: February 12, 2001                    BY: /s/ CARROLL E. AMOS
                                           -----------------------
                                           Carroll E. Amos
                                           President and Chief Executive Officer



Date: February 12, 2001                    BY: /s/ DAVID E. RITTER
                                           -----------------------
                                           David E. Ritter
                                           Senior Vice President and
                                           Chief Financial Officer