Form 10QSB
period 2001-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2001-05-14
CIK 1082735

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

        At May 11, 2001, there were 3,007,434 shares of the registrant's
              Common Stock , par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      March 31, 2001 (unaudited) and September 30, 2000 (audited)..............3

      Consolidated Statements of Operations (unaudited) Three and six months ended March 31, 2001 and March 31, 2000...........................4

      Consolidated Statements of Comprehensive Income (unaudited) Six months ended March 31, 2001 and March 31, 2000 .................................5

      Consolidated Statements of Changes in Stockholders' Equity
      (unaudited) Six months ended March 31, 2001 and March 31, 2000...........5

      Consolidated Statements of Cash Flows (unaudited) Six months ended
      March 31, 2001 and March 31, 2000........................................6

      Notes to Consolidated Financial Statements...............................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................23


SIGNATURES....................................................................24
----------



                                         GREATER ATLANTIC FINANCIAL CORP.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                          March 31,            September 30,
                                                                             2001                   2000
                                                                      -------------------     -----------------
                                                                         (Unaudited)
                                                                               (dollars in thousands)
Assets
Cash and cash equivalents                                                     $ 1,094               $ 2,312
Interest bearing deposits                                                          88                 3,405
Investment securities
   Available-for-sale                                                         147,437                86,580
   Held-to-maturity                                                            25,300                27,600
   Trading                                                                      1,591                22,766
Loans held for sale                                                            25,895                 5,599
Loans receivable, net                                                         144,362               132,698
Accrued interest and dividends receivable                                       3,169                 2,494
Deferred income taxes                                                           1,520                 1,520
Federal Home Loan Bank stock, at cost                                           4,025                 3,560
Foreclosed real estate                                                              -                   172
Premises and equipment, net                                                     6,030                 4,859
Goodwill                                                                        1,353                 1,378
Prepaid expenses and other assets                                               1,576                 1,353
                                                                      -------------------     -----------------
                  Total assets                                               $363,440              $296,296
                                                                      ===================    ==================
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $236,738              $188,387
Advance payments from borrowers for taxes and insurance                           433                   264
Accrued expenses and other liabilities                                          2,111                 3,942
Income taxes payable                                                               55                     -
Advances from the FHLB and other borrowings                                   103,080                82,836
                                                                      -------------------     -----------------
Total liabilities                                                             342,417               275,429
                                                                      -------------------     -----------------
Commitments and contingencies
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,007,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,132                25,132
   Accumulated deficit                                                         (3,486)               (2,928)
   Accumulated other comprehensive loss                                          (653)               (1,367)
                                                                      -------------------     -----------------
Total stockholders' equity                                                     21,023                20,867
                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                   $363,440              $296,296
                                                                      ===================     =================



                                         GREATER ATLANTIC FINANCIAL CORP.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three Months Ended                  Six Months Ended
                                                                             March 31,                          March 31,
                                                                  -----------------------------       -----------------------------
                                                                      2001              2000             2001               2000
                                                                  -----------       -----------       -----------       -----------
                                                                                         (dollars in thousands)
Interest income
  Loans                                                           $     3,231       $     2,083       $     6,195       $     3,698
  Investments                                                           2,995             2,141             5,573             4,084
                                                                  -----------       -----------       -----------       -----------
Total interest income                                                   6,226             4,224            11,768             7,782
                                                                  -----------       -----------       -----------       -----------
Interest expense
  Deposits                                                              2,918             1,777             5,736             3,497
  Borrowed money                                                        1,624             1,171             3,051             1,945
                                                                  -----------       -----------       -----------       -----------
Total interest expense                                                  4,542             2,948             8,787             5,442
                                                                  -----------       -----------       -----------       -----------
Net interest income                                                     1,684             1,276             2,981             2,340
Provision for loan losses                                                  46                 7                46                 7
                                                                  -----------       -----------       -----------       -----------
Net interest income after provision for loan losses                     1,638             1,269             2,935             2,333
                                                                  -----------       -----------       -----------       -----------
Noninterest income
  Fees and service charges                                                220               140               432               282
  Gain on sale of loans                                                   937               423             1,538               913
  Gain (loss) on sale of investment securities                             --               (62)               16               (68)
  Gain on sale of real estate owned                                         2                 3                45                 2
  Other operating income                                                    3                --                 4                 5
                                                                  -----------       -----------       -----------       -----------
Total noninterest income                                                1,162               504             2,035             1,134
                                                                  -----------       -----------       -----------       -----------
Noninterest expense
  Compensation and employee benefits                                    1,334             1,095             2,576             2,065
  Occupancy                                                               392               304               703               580
  Professional services                                                   223               117               444               403
  Advertising                                                             148               123               249               262
  Deposit insurance premium                                                 9                10                16                29
  Furniture, fixtures and equipment                                       157               100               295               209
  Data processing                                                         220               136               397               214
  Provision for loss on real estate owned                                   3                --                 3                --
  Other real estate owned expenses                                         --                 3                --                11
  Other operating expenses                                                454               327               845               681
                                                                  -----------       -----------       -----------       -----------
Total noninterest expense                                               2,940             2,215             5,528             4,454
                                                                  -----------       -----------       -----------       -----------
Loss before income tax benefit                                           (140)             (442)             (558)             (987)
                                                                  -----------       -----------       -----------       -----------
Income tax benefit                                                         --              (172)               --              (386)
                                                                  -----------       -----------       -----------       -----------
Net loss                                                          $      (140)      $      (270)      $      (558)      $      (601)
                                                                  ===========       ===========       ===========       ===========

Basic and diluted loss per share                                  $     (0.05)      $     (0.09)      $     (0.19)      $     (0.20)
Basic and diluted weighted average shares                           3,007,434         3,007,434         3,007,434         3,007,434


                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
   ---------------------------------------------------------------------------
   Six months ended March 31,                           2001             2000
   ---------------------------------------------------------------------------
                                                           (in thousands)
   Net loss                                            $ (558)         $ (601)
   ---------------------------------------------------------------------------
   Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities              714            (464)
   ---------------------------------------------------------------------------
   Other comprehensive income (loss)                      714            (464)
   ---------------------------------------------------------------------------
   Comprehensive loss                                   $ 156        $ (1,065)
   ===========================================================================


                                       GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                Additional   Accumulated         Other           Total
                                       Preferred     Common      Paid-in      Earnings      Comprehensive    Stockholders'
                                         Stock        Stock      Capital      (Deficit)      Income (Loss)      Equity
----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Balance at September 30, 1999              $  -         $30     $ 25,132      $    710          $   (882)        $ 24,990

Other comprehensive income                    -           -            -             -              (464)            (464)

Net loss for the period                       -           -            -          (601)                -             (601)
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                  $  -         $30     $ 25,132         $ 109          $ (1,346)        $ 23,925
============================================================================================================================
Balance at September 30, 2000              $  -         $30     $ 25,132      $ (2,928)         $ (1,367)        $ 20,867

Other comprehensive income                    -           -            -             -               714              714

Net loss for the period                       -           -            -          (558)                              (558)
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                  $  -         $30     $ 25,132      $ (3,486)           $ (653)        $ 21,023
============================================================================================================================



                                         GREATER ATLANTIC FINANCIAL CORP.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



   --------------------------------------------------------------------------------------------------------------
   Six months ended March 31,                                                           2001           2000
   --------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
   Cash flow from operating activities
   Net (loss) income                                                                  $   (558)        $  (601)
   Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
     Provision for loan loss                                                                46               7
     Amortization of excess of purchase price over assets acquired                          24               -
     Amortization of deposit acquisition adjustment                                        117               -
     Amortization of loan acquisition adjustment                                            (7)              -
     Depreciation and amortization                                                         231             166
     Proceeds from sale of trading securities                                           20,093               -
     Proceeds from repayments of trading securities                                      1,076               -
     Realized loss (gain) on sale of investments                                             -              41
     Realized (gain) loss on sale of mortgaged-backed securities                           (16)             27
     Amortization of investment security premiums                                          605             241
     Amortization of mortgage-backed securities premiums                                   118              88
     Amortization of deferred fees                                                         (99)            (44)
     Discount accretion net of premium amortization                                         30              30
     Loss on disposal of fixed asset                                                         2               -
     Gain on sale of foreclosed real estate                                                (45)             (2)
     Gain on sale of loans held for sale                                                (1,538)           (913)
   (Increase) decrease in assets
     Disbursements for origination of loans                                            (96,874)        (48,681)
     Proceeds from sales of loans                                                       78,116          48,850
     Accrued interest and dividend receivable                                             (675)           (534)
     Prepaid expenses and other assets                                                    (225)            322
     Deferred loan fees collected, net of deferred costs incurred                           (7)             28
   Increase (decrease) in liabilities
     Accrued expenses and other liabilities                                             (1,830)           (256)
     Income taxes payable                                                                   55               -
   --------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                                $ (1,361)        $(1,231)
   ==============================================================================================================




                                            GREATER ATLANTIC FINANCIAL CORP.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

          ------------------------------------------------------------------------------------------------------------
          Six months ended March 31,                                                       2001             2000
          ------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
          Cash flow from investing activities
            Net increase in loans                                                        $(11,627)        $(37,419)
            Purchases of premises and equipment                                            (1,403)            (317)
            Proceeds from sales of foreclosed real estate                                     218              190
            Purchases of investment securities                                            (65,847)         (13,183)
            Proceeds from sale of investment securities                                     2,410            1,009
            Proceeds from repayments of investment securities                               6,041            2,964
            Purchases of mortgage-backed securities                                        (8,795)         (23,450)
            Proceeds from sale of mortgage-backed securities                                  925              960
            Proceeds from repayments of mortgage-backed securities                          6,722            5,128
            Purchases of FHLB stock                                                        (1,090)          (3,290)
            Proceeds from sale of FHLB stock                                                  625            2,158
          ------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                           (71,821)         (65,250)
          ------------------------------------------------------------------------------------------------------------
          Cash flow from  financing activities
            Net increase in deposits                                                       48,234            9,447
            Net advances from FHLB                                                          3,700           24,650
            Net borrowings on reverse repurchase agreements                                16,544           31,354
            Increase in advance payments by borrowers for taxes and insurance                 169               93
          ------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                        68,647           65,544
          ------------------------------------------------------------------------------------------------------------
          (Decrease) increase in cash and cash equivalents                                 (4,535)            (937)
          ------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents, at beginning of period                                 5,717            1,703
          ------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents, at end of period                                    $  1,182         $    766
          ============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 INFORMATION AS OF MARCH 31, 2001 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the Company") and its wholly owned subsidiary, Greater Atlantic Bank ("the Bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the Company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. No impaired loans were identified by the Company at or during the six months ended March 31, 2001 and 2000. An analysis of the change in the allowance for loan losses follows:

--------------------------------------------------------------------------------
At or for the Six Months Ended March 31,                      2001       2000
--------------------------------------------------------------------------------
                                                          (dollars in thousands)
Balance at beginning of period                               $ 765       $ 590

Provisions                                                      46           7

Transfer                                                       100          --
--------------------------------------------------------------------------------
Total charge-offs                                              (61)        (27)

Total recoveries                                                --          --
--------------------------------------------------------------------------------
Net charge-offs                                                (61)        (27)
--------------------------------------------------------------------------------
Balance at end of period                                     $ 850       $ 570
================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period             0.04%       0.03%
================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                    230.35%     814.29%
================================================================================
Allowance for loan losses to total loans                      0.56%       0.49%
================================================================================

(3) REGULATORY MATTERS

         The Bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior notice to the OTS, with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The Bank did not pay any dividends during the periods ended September 30, 2000 or March 31, 2001.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF MARCH 31, 2001 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

         Effective December 19, 1992, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The "Prompt Corrective Action" section of FDICIA created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At March 31, 2001 the Bank was classified as a well capitalized financial institution. The following presents the Bank's capital position:

-------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
              At March 31, 2001                 Balance      Percent      Balance      Percent      Surplus
-------------------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Leverage                                         $18,115       5.00%      $19,910        5.50%        $1,795
Tier 1 Risk-based                                $10,030       6.00%      $19,910       11.91%        $9,880
Total Risk-based                                 $16,716      10.00%      $20,760       12.42%        $4,044
=============================================================================================================

(4) SEGMENT REPORTING

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF MARCH 31, 2001 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

         Since the Company derives a significant portion of its revenue from interest income and interest expense, the segments are reported below using net interest income. Because the Company also evaluates performance based on noninterest income and noninterest expense, these measures of segment profit and loss are also presented.

------------------------------------------------------------------------------------------------------------------
                                                                            Total                       Total
                                                              Mortgage    Reportable   Intersegment    Operating
For the Six Months Ended March 31,              Banking       Banking      Segments    Eliminations    Earnings
------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2001                                           $  2,877      $    58      $  2,935      $      -       $  2,935
2000                                              2,213          120         2,333             -          2,333
Noninterest income:
2001                                           $    424      $ 1,658      $  2,082      $    (47)      $  2,035
2000                                                 30        1,116         1,146           (12)         1,134
Noninterest expense:
2001                                           $  3,913      $ 1,662      $  5,575      $     47       $  5,528
2000                                              1,715        2,751         4,466            12          4,454
Net income:
2001                                           $   (613)     $    55      $   (558)     $      -       $   (558)
2000                                               (332)        (269)         (601)            -           (601)
Segment assets:
2001                                           $346,653      $26,935      $373,588      $(10,148)      $363,440
2000                                            259,240        8,550       267,790        (4,744)       263,046
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

         At March 31, 2001 the company's total assets were $363.4 million, compared to $296.3 million held at September 30, 2000, representing an increase of 22.66%. Both the Bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at March 31, 2001 were $144.4 million, an increase of $11.7 million or 8.78% from the $132.7 million held at September 30, 2000. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At March 31, 2001 investment securities were $174.3 million, an increase of $37.4 million or 27.30% from the $136.9 million held at September 30, 2000.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2001 AND MARCH 31, 2000

         NET INCOME. For the three months ended March 31, 2001 the company incurred a net loss of $140,000 or $0.05 per share compared to a loss of $270,000 or $0.09 per share for the three months ended March 31, 2000. The $130,000 decrease in net loss over the comparable period one year ago resulted from increases in net interest income, and noninterest income. Those increases exceeded an increase in noninterest expense and a decrease in the Bank's benefit for income tax. Due to continuing operating losses effective October 1, 2000, the Bank does not recognize an income tax benefit for current period operating losses. A better measure of performance would be the Company's pre-tax earnings which improved by $302,000 from a loss of $442,000 for the three months ended March 31, 2000 to a loss of $140,000 for the current quarter.

         NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing liabilities such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and interest-bearing liabilities in combination with the yields earned and rates paid upon them. The correlation between the repricing of interest rates on assets and on liabilities also influences net interest income.

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                            Difference
-------------------------------------------------------------------------------------------------
Three Months Ended March 31,        2001              2000           Amount              %
-------------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
Interest income:
   Loans                            $3,231            $2,083          $1,148           55.11%
   Investments                       2,995             2,141             854           39.89
-------------------------------------------------------------------------------------------------
Total                                6,226             4,224           2,002           47.40
-------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                          2,918             1,777           1,141           64.21
   Borrowings                        1,624             1,171             453           38.68
-------------------------------------------------------------------------------------------------
Total                                4,542             2,948           1,594           54.07
-------------------------------------------------------------------------------------------------
Net interest income                 $1,684            $1,276          $  408           31.97%
=================================================================================================

         Our growth in net interest income for the three months ended March 31, 2001 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $87.5 million or 37.45% over the comparable period one-year ago but was partially offset by a 9 basis point decline in net interest margin (net interest income divided by average interest-earning assets). The decrease in net interest margin resulted from the increase in average interest bearing liabilities exceeding the increase in average earning assets. That decrease was offset by the increase in yields earned on interest earning assets exceeding rates paid on interest bearing liabilities.

         INTEREST INCOME. Interest income for the three months ended March 31, 2001 increased $2.0 million compared to the three months ended March 31, 2000, primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities. The increase in interest income from the loan portfolio for the three months ended March 31, 2001 compared to interest income earned for the 2000 period resulted from an increase of $49.5 million in the average balance of loans outstanding. That increase was coupled with an increase in interest income from the investment and mortgage-backed securities portfolios, due to an increase of $38.0 million in the average outstanding balance, and a 51 basis point increase in the average yield earned on the portfolio.

         INTEREST EXPENSE. The increase in interest expense for the three months ended March 31, 2001 compared to the 2000 period was principally the result of a significant increase in average deposits and borrowed funds and an increase of 36 basis points in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and NOW and money market accounts. That increase of $63.2 million, or 48.50%, from $130.1 million for the three months ended March 31 2000 to $193.3 million for the three months ended March 31, 2001, was coupled with an increase in the average rate paid from 5.44% for the three months ended March 31, 2000 to 5.97% for the three months ended March 31, 2001. The average rate paid for deposits increased from 5.42% for the three months ended March 31, 2000 to 5.91% for the three months ended March 31, 2001. That increase in rate was coupled with an increase of $66.4 million in the average outstanding balance of deposits.

         The increase in interest expense on borrowings for the three months ended March 31, 2001 compared to the 2000 period was principally the result of a significant increase in average borrowed funds of $28.9 million and an increase of 15 basis points in cost of funds. Components attributable to the increase of $1.6 million in interest expense were $1.3 million from an increase in average volume and $305,000 from an increase in average cost.

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

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------------------------------------------------
                                                       2001                                    2000
                                      --------------------------------------- --------------------------------------
                                                       INTEREST                             INTEREST
                                           AVERAGE     INCOME/      AVERAGE      AVERAGE     INCOME/     AVERAGE
                                           BALANCE     EXPENSE    YIELD/RATE     BALANCE     EXPENSE    YIELD/RATE
                                      --------------------------------------- --------------------------------------
  ASSETS:                                                          (DOLLARS IN THOUSANDS)
  Interest-earning assets:
     Real estate loans                   $ 118,406     $ 2,367        8.00%    $  90,941     $ 1,731        7.61%
     Consumer loans                         26,854         579        8.62        12,440         256        8.23
     Commercial business loans              11,994         285        9.50         4,359          96        8.81
                                        ------------  ------------  --------  ------------  ------------  ----------

        Total loans                        157,254       3,231        8.22       107,740       2,083        7.73

  Investment securities                    116,916       2,201        7.53        75,082       1,324        7.05
  Mortgage-backed securities                46,892         794        6.77        50,769         817        6.44
                                        ------------  ------------  --------  ------------  ------------  ----------

        Total interest-earning assets      321,062       6,226        7.76       233,591       4,224        7.23
                                                      ------------  --------                ------------  ----------
  Non-earning assets                        13,728                                 7,497
                                        ------------                          ------------
    Total assets                         $ 334,790                             $ 241,088
                                        ============                          ============

  LIABILITIES AND STOCKHOLDERS'
     EQUITY:
  Interest-bearing liabilities:
     Savings accounts                    $   4,164     $    33        3.17     $    886            6        2.71
     Now and money market accounts          55,220         707        5.12       31,099          411        5.29
     Certificates of deposit               138,033       2,178        6.31       99,041        1,360        5.49
                                        ------------  ------------  --------  ------------  ------------  ----------
        Total deposits                     197,417       2,918        5.91      131,026        1,777        5.42

     FHLB advances                          67,375         988        5.87       49,855          687        5.51
     Other borrowings                       43,362         636        5.87       31,980          484        6.05
                                        ------------  ------------  --------  ------------  ------------  ----------
    Total interest-bearing
  liabilities                              308,154       4,542        5.90      212,861        2,948        5.54
                                                      ------------  --------                ------------  ----------
  Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits        4,571                                3,269
  Other liabilities                          1,380                                  805
                                        ------------                          ------------
    Total liabilities                      314,105                              216,935
  Stockholders' equity                      20,685                               24,153
                                        ============                          ============
    Total liabilities andstockholders'
     equity                              $ 334,790                             $241,088
                                        ============                          ============
  Net interest income                                  $ 1,684                               $ 1,276
                                                      ===========                           ============
  Interest rate spread                                                1.86%                                 1.69%
                                                                    =========                             ==========
  Net interest margin                                                 2.10%                                 2.19%
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

                                                      THREE MONTHS ENDED
                                                   MARCH 31, 2001 COMPARED TO
                                                         MARCH 31, 2000
                                              ----------------------------------
                                                    CHANGE ATTRIBUTABLE TO
                                              ----------------------------------
                                                VOLUME        RATE        TOTAL
                                              ----------------------------------
                                                      (IN THOUSANDS)

Real estate loans                             $   523      $   113      $   636
Consumer loans                                    297           26          323
Commercial business loans                         168           21          189
                                              -------      -------      -------
      Total loans                                 988          160        1,148
Investments                                       738          139          877
Mortgage-backed securities                        (62)          39          (23)
                                              -------      -------      -------
Total interest-earning assets                 $ 1,664      $   338      $ 2,002
                                              =======      =======      =======

Savings accounts                              $    22      $     5      $    27
Now and money market accounts                     319          (23)         296
Certificates of deposit                           535          283          818
                                              -------      -------      -------
  Total deposits                                  876          265        1,141
FHLB advances                                     241           60          301
Other borrowings                                  172          (20)         152
                                              -------      -------      -------
Total interest-bearing liabilities              1,289          305        1,594
                                              =======      =======      =======
Change in net interest income                 $   375      $    33      $   408
                                              =======      =======      =======

         PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process which segments the loan portfolio into groups based on various risk factors including the types of loans and asset classifications. Each segment is then assigned a reserve percentage based upon the perceived risk in that segment. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the company will not have to increase its provisions for loan losses in the future as a result of an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. The provision for loan losses increased from $7,000 during the three months ended March 31, 2000 to $46,000 during the three months ended March 31, 2001 as management took a more aggressive posture in assessing collectibility of classified loans. Not withstanding an improvement in overall credit quality, net charge-offs increased from $27,000 during the three months ended March 31, 2000 to a charge of $61,000 during the three months ended March 31, 2001.

         NONINTEREST INCOME. Noninterest income increased $658,000 during the three months ended March 31, 2001, over the comparable period one year ago, primarily as a result of increases in gain on sale of loans and fees on loans service charges on deposits. The level of gain on sale of loans during the three months ended March 31, 2001 resulted from the company taking advantage of an increase in loan origination volumes, sales, and margins being higher when compared to the year ago period. The following table presents a comparison of the components of noninterest income.

                                                                                            Difference
------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                          2001             2000           Amount             %
------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Noninterest income:
   Gain on sale of loans                              $  937           $423            $514          121.51%
   Service fees on loans                                 117            105              12           11.43
   Service fees on deposits                              103             35              68          194.29
   Gain (loss) on sale of investment securities            -            (62)             62          100.00
   Gain on sale of real estate owned                       2              3              (1)         (33.33)
   Other operating income                                  3              -               3               -
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                        $1,162           $504            $658          130.56%
==================================================================================================================

         NONINTEREST EXPENSE. Noninterest expense increased $725,000 from $2.2 million for the three months ended March 31, 2000 to $2.9 million for the comparable period in the current year. That increase was primarily attributable to a $558,000 increase in the Bank's noninterest expense resulting from the cost associated with operating the three branches obtained in the Dominion acquisition and a complete quarter of operations for the Bank's South Riding, Virginia, branch which opened in November 2000. Noninterest expense of the Bank's mortgage banking subsidiary increased $167,000 for the three months ended March 31, 2001 from the comparable period one year ago as a result of increased loan origination and sales activity. The increase in the Bank's noninterest expense was primarily in compensation, professional services, data processing, occupancy and furniture fixtures and equipment, as a result of the expansion and growth of the Bank. The increase at the mortgage company level was primarily in compensation and other operating expense of $98,000 and $54,000, respectively. The following table presents a comparison of the components of noninterest expense.

                                                                                                   Difference
------------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                                 2001           2000          Amount             %
------------------------------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                          $ 1,334        $ 1,095           $239          21.83%
   Occupancy                                                       392            304             88          28.95
   Professional services                                           223            117            106          90.60
   Advertising                                                     148            123             25          20.33
   Deposit insurance premium                                         9             10             (1)        (10.00)
   Furniture, fixtures and equipment                               157            100             57          57.00
   Data processing                                                 220            136             84          61.76
   Provision for loss on real estate owned                           3              -              3              -
   Loss from foreclosed real estate                                  -              3             (3)       (100.00)
   Other operating expense                                         454            327            127          38.84
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                      $ 2,940        $ 2,215           $725          32.73%
========================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Since the Bank no longer recognizes a tax benefit for current operating losses, there was no income tax benefit for the three months ended March 31, 2001 compared to a benefit of $172,000 in 2000.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
                     ENDED MARCH 31, 2001 AND MARCH 31, 2000

         NET INCOME. For the six months ended March 31, 2001, the Company incurred a loss of $558,000 or $0.19 per share compared to a loss of $601,000 or $0.20 per share for the six months ended March 31, 2000. The $43,000 decrease in net loss over the comparable period one year ago was primarily due to increases in net interest income, and noninterest income. Those increases exceeded an increase in noninterest expense and a decrease in the Bank's income tax benefit. The Bank believes that due to continuing operating losses it is more appropriate not to recognize an income tax benefit for current period operating losses. Therefore, pre-tax earnings provide a better basis to compare period to period operating losses. As a result, the Bank's pre-tax loss improved by $429,000 from a loss of $987,000 for the six months ended March 31, 2000 to a loss of $558,000 for the current period.

         NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing liabilities such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and interest-bearing liabilities in combination with the yields earned and rates paid upon them. The correlation between the repricing of interest rates on assets and on liabilities also influences net interest income.

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                Difference
--------------------------------------------------------------------------------------------------
Six Months Ended March 31,           2001              2000           Amount             %
--------------------------------------------------------------------------------------------------
                                                      (dollars in thousands)
Interest income:
   Loans                            $ 6,195            $3,698          $2,497           67.52%
   Investments                        5,573             4,084           1,489           36.46
--------------------------------------------------------------------------------------------------
Total                                11,768             7,782           3,986           51.22
--------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                           5,736             3,497           2,239           64.03
   Borrowings                         3,051             1,945           1,106           56.86
--------------------------------------------------------------------------------------------------
Total                                 8,787             5,442           3,345           61.47
--------------------------------------------------------------------------------------------------
Net interest income                 $ 2,981            $2,340          $  641           27.39%
==================================================================================================

         Our growth in net interest income for the six months ended March 31, 2001 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $78.2 million or 35.52% over the comparable period one-year ago but was partially offset by a 13 basis point decline in net interest margin (net interest income divided by average interest-earning assets). The decrease in net interest margin resulted from the increase in average interest bearing liabilities exceeding the increase in average earning assets. That decrease was offset by the increase in yields earned on interest earning assets exceeding rates paid on interest bearing liabilities.

         INTEREST INCOME. Interest income for the six months ended March 31, 2001 increased $4.0 million compared to the six months ended March 31, 2000 primarily as a result of an increase in the average outstanding balances in loans, investment securities and mortgage-backed securities. The increase in interest income from the loan portfolio for the six months ended March 31, 2001 compared to interest income earned for the 2000 period resulted from an increase of $51.4 million in the average balance of loans outstanding. That increase was coupled with an increase of $26.8 million in the average outstanding balance in the investment and mortgage-backed securities portfolios and was coupled with a 82 basis point increase in the average yield earned on these portfolios.

         INTEREST EXPENSE. The increase in interest expense on deposits and borrowed funds for the six months ended March 31, 2001 compared to the 2000 period was principally the result of a significant increase in the average outstanding balances in total deposits and borrowed funds, and an increase of 72 basis points in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and NOW and money market accounts of $52.2 million, or 40.20%, from $129.9 million for the six months ended March 31, 2000 to $182.1 million for the six months ended March 31, 2001. The average rate we paid for deposits increased from 5.34% for the six months ended March 31, 2000 to 6.17% for the six months ended March 31, 2001. That increase in rate was coupled with an increase of $55.1 million in the average outstanding balance of deposits.

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

                                                             FOR THE SIX MONTHS ENDED MARCH 31,
                                      ------------------------------------------------------------------------------
                                                       2001                                    2000
                                      --------------------------------------- --------------------------------------
                                                       INTEREST                             INTEREST
                                           AVERAGE     INCOME/      AVERAGE      AVERAGE     INCOME/     AVERAGE
                                           BALANCE     EXPENSE    YIELD/RATE     BALANCE     EXPENSE    YIELD/RATE
                                      --------------------------------------- --------------------------------------
  ASSETS:                                                         (DOLLARS IN THOUSANDS)
  Interest-earning assets:
     Real estate loans                    $112,754     $ 4,530        8.04%     $ 82,417      $3,094        7.51%
     Consumer loans                         25,185       1,140        9.05        10,917         443        8.12
     Commercial business loans              10,557         525        9.95         3,759         161        8.57
                                      -------------   -----------   ---------  ------------ ------------  ---------
        Total loans                        148,496       6,195        8.34        97,093       3,698        7.62

  Investment securities                    100,598       3,842        7.64        75,803       2,582        6.81
  Mortgage-backed securities                49,288       1,731        7.02        47,283       1,502        6.35
                                      -------------   -----------   ---------  ------------ ------------  ---------
        Total interest-earning assets      298,382      11,768        7.89       220,179       7,782        7.07
                                                      -----------   ---------               ------------  ---------

  Non-earning assets                        12,878                                 7,888
                                      -------------                            ------------
    Total assets                          $311,260                              $228,067
                                      =============                            ============

  LIABILITIES AND STOCKHOLDERS'
     EQUITY:
  Interest-bearing liabilities:
     Savings accounts                     $  3,891          68        3.50      $  1,038          16        3.08
     Now and money market accounts          51,661       1,387        5.37        30,357         771        5.08
     Certificates of deposit               130,403       4,281        6.57        99,506       2,710        5.45
                                      -------------   -----------   ---------  ------------ ------------  ---------
        Total deposits                     185,955       5,736        6.17       130,901       3,497        5.34

     FHLB advances                          60,334       1,853        6.14        43,647       1,202        5.51
     Other borrowings                       38,053       1,198        6.30        24,618         743        6.04
                                      -------------   -----------   ---------  ------------ ------------  ---------
    Total interest-bearing liabilities     284,342       8,787        6.18       199,166       5,442        5.46
                                                      -----------   ---------               ------------  ---------

  Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits        4,466                                 3,420
  Other liabilities                          1,382                                   922
                                      -------------                            ------------
    Total liabilities                      290,190                               203,508
  Stockholders' equity                      21,070                                24,559
                                      =============                            ============
    Total liabilities and
  stockholders' equity                    $311,260                              $228,067
                                      =============                            ============
  Net interest income                                  $ 2,981                                $2,340
                                                      ===========                           ============
  Interest rate spread                                                1.71%                                 1.61%
                                                                   ===========                            ==========
  Net interest margin                                                 2.00%                                 2.13%
                                                                   ===========                            ==========


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

                                                        SIX MONTHS ENDED
                                                    MARCH 31, 2001 COMPARED TO
                                                          MARCH 31, 2000
                                                 -------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                                 -------------------------------
                                                  VOLUME       RATE       TOTAL
                                                 -------------------------------
                                                          (IN THOUSANDS)

Real estate loans                                 $1,139      $  297      $1,436
Consumer loans                                       579         118         697
Commercial business loans                            291          73         364
                                                  ------      ------      ------
      Total loans                                  2,009         488       2,497
Investments                                          845         415       1,260
Mortgage-backed securities                            64         165         229
                                                  ------      ------      ------
Total interest-earning assets                     $2,918      $1,068      $3,986
                                                  ======      ======      ======

Savings accounts                                  $   44      $    8      $   52
Now and money market accounts                        541          75         616
Certificates of deposit                              842         729       1,571
                                                  ------      ------      ------
  Total deposits                                   1,427         812       2,239
FHLB advances                                        460         191         651
Other borrowings                                     405          50         455
                                                  ------      ------      ------
Total interest-bearing liabilities                $2,292      $1,053      $3,345
                                                  ======      ======      ======
Change in net interest income                     $  626      $   15      $  641
                                                  ======      ======      ======

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased from $7,000 during the six months ended March 31, 2000 to $46,000 during the six months ended March 31, 2001 as management took a more aggressive posture in assessing collectibility of classified loans. Not withstanding an improvement in overall credit quality, net charge-offs increased from $27,000 during the six months ended March 31, 2000 to a charge of $61,000 during the six months ended March 31, 2001.

         NONINTEREST INCOME. Noninterest income increased $901,000 during the six months ended March 31, 2001, over the comparable period one year ago, primarily as a result of the increase in gain on sale of loans coupled with an increase in service fees on loans, both of which relate to an increased volume of loan originations and sales as a result of the company's mortgage banking activities. The significant level of gains during the six months ended March 31, 2001 resulted from the company taking advantage of loan origination volumes coupled with home loan refinancing and a favorable interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

         The following table presents a comparison of the components of noninterest income.
                                                                                              Difference
---------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                            2001             2000           Amount               %
---------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Noninterest income:
   Gain on sale of loans                              $1,538         $  913            $625             68.46%
   Service fees on loans                                 224            211              13              6.16
   Service fees on deposits                              208             71             137            192.96
   Gain (loss) on sale of investment securities           16            (68)             84            123.53
   Gain on sale of real estate owned                      45              2              43          2,150.00
   Other operating income                                  4              5              (1)           (20.00)
---------------------------------------------------------------------------------------------------------------------
      Total noninterest income                        $2,035         $1,134            $901             79.45%
=====================================================================================================================

         During the six months ended March 31, 2001, the mortgage company originated $96.9 million in mortgage loans for sale compared to $48.7 million originated in the comparable period one year ago. The $48.2 million increase in loan originations was largely attributable to decreases in interest rates and increases in home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Loan sales for the six months ended March 31, 2001 amounted to $78.1 million compared to sales of $48.9 million during the comparable period one year ago. Sales of loans resulted in gains of $1.5 million and $913,000 for the six months ended March 31, 2001 and 2000, respectively.

         NONINTEREST EXPENSE. Noninterest expense for the six months ended March 31, 2001, amounted to $5.5 million, an increase of $1.1 million or 24.11% from the $4.4 million incurred in the six months ended March 31, 2000. The increase was primarily attributable to a $1.1 million increase in the Bank's noninterest expense. Noninterest expenses of the Bank's mortgage banking subsidiary did not change materially from the comparable period one year ago. The increase in the Bank's noninterest expense was primarily in compensation of $412,000, professional services of $200,000, data processing of $192,000, occupancy of $112,000 and other operating expense of $115,000, which were attributable to the continued expansion and growth of the Bank. A portion of the increase in professional services resulted from bringing the Dominion branches into the Bank's information systems.

         The following table presents a comparison of the components of noninterest expense.
                                                                                                Difference
---------------------------------------------------------------------------------------------------------------------
Six Months Ended December 31,                                 2001          2000          Amount            %
---------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                         $2,576        $2,065         $  511          24.75%
   Occupancy                                                     703           580            123          21.21
   Professional services                                         444           403             41          10.17
   Advertising                                                   249           262            (13)         (4.96)
   Deposit insurance premium                                      16            29            (13)        (44.83)
   Furniture, fixtures and equipment                             295           209             86          41.15
   Data processing                                               397           214            183          85.51
   Provision for loss on real estate owned                         3             -              3              -
   Loss from foreclosed real estate                                -            11            (11)       (100.00)
   Other operating expense                                       845           681            164          24.08
---------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                     $5,528        $4,454         $1,074          24.11%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Since the Bank no longer recognizes a tax benefit for current operating losses, as previously indicated, there was no income tax benefit for the six months ended March 31, 2001 compared to a benefit of $386,000 in 2000.

         LIQUIDITY AND CAPITAL RESOURCES. The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the levels of liquid assets as previously required by OTS regulations. At March 31, 2001, the Bank's actual liquidity ratio was 11.25%. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advance and reverse repurchase agreements in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

         The Bank's most liquid assets are cash and cash equivalents, securities available-for-sale and trading securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and cash equivalents, interest bearing deposits and securities available-for-sale and trading securities totaled $150.2 million, or 41.33% of total assets.

         The primary investing activities of the Bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the six months ended March 31, 2001, the Bank's loan originations totaled $37.5 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $74.6 million for the six months ended March 31, 2001.

         The Bank has other sources of liquidity if a need for additional funds arises. At March 31, 2001, the Bank had $49.8 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $59.1 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

         At March 31, 2001, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $67.7 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2001, totaled $120.4 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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


                                           GREATER ATLANTIC FINANCIAL CORP.
                                           --------------------------------
                                                   (Registrant)


Date: May 11, 2001                         By: /s/ Carroll E. Amos
                                           -----------------------
                                           Carroll E. Amos
                                           President and Chief Executive Officer



Date: May 11, 2001                         By: /s/ David E. Ritter
                                           -----------------------
                                           David E. Ritter
                                           Senior Vice President and
                                           Chief Financial Officer