Form 10QSB
period 2001-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 2001-08-14
CIK 1082735

                                   FORM 10-QSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

   At August 13, 2001, there were 3,007,434 shares of the registrant's Common
                 Stock , par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      June 30, 2001 (unaudited) and September 30, 2000 (audited)...............3

      Consolidated Statements of Operations (unaudited) Three and nine months ended June 30, 2001 and June 30, 2000.............................4

      Consolidated Statements of Comprehensive Income (unaudited) Nine months ended June 30, 2001 and June 30, 2000 ............................5

      Consolidated Statements of Changes in Stockholders' Equity
      (unaudited) Nine months ended June 30, 2001 and June 30, 2000............5

      Consolidated Statements of Cash Flows (unaudited) Nine months ended June 30, 2001 and June 30, 2000....................................6

      Notes to Consolidated Financial Statements...............................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........22

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 6.  Exhibits and Reports on Form 8-K.....................................23


SIGNATURES....................................................................24
----------



                                   GREATER ATLANTIC FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                           June 30,            September 30,
                                                                             2001                   2000
                                                                      -------------------     -----------------
                                                                         (Unaudited)
                                                                               (dollars in thousands)
Assets
Cash and cash equivalents                                                     $ 1,426               $ 2,312
Interest bearing deposits                                                       2,832                 3,405
Investment securities
   Available-for-sale                                                         150,501                86,580
   Held-to-maturity                                                            24,410                27,600
   Trading                                                                      1,403                22,766
Loans held for sale                                                            14,730                 5,599
Loans receivable, net                                                         156,054               132,698
Accrued interest and dividends receivable                                       3,055                 2,494
Deferred income taxes                                                           1,520                 1,520
Federal Home Loan Bank stock, at cost                                           3,655                 3,560
Foreclosed real estate                                                              -                   172
Premises and equipment, net                                                     6,285                 4,859
Goodwill                                                                        1,353                 1,378
Prepaid expenses and other assets                                               2,694                 1,353
                                                                      -------------------     -----------------
                  Total assets                                               $369,918              $296,296
                                                                      ===================    ==================
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $244,302              $188,387
Advance payments from borrowers for taxes and insurance                           375                   264
Accrued expenses and other liabilities                                          1,474                 3,942
Income taxes payable                                                               55                     -
Advances from the FHLB and other borrowings                                   102,701                82,836
                                                                      -------------------     -----------------
Total liabilities                                                             348,907               275,429
                                                                      -------------------     -----------------
Commitments and contingencies
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,007,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,132                25,132
   Accumulated deficit                                                         (3,533)               (2,928)
   Accumulated other comprehensive loss                                          (618)               (1,367)
                                                                      -------------------     -----------------
Total stockholders' equity                                                     21,011                20,867
                                                                      -------------------     -----------------
Total liabilities and stockholders' equity                                   $369,918              $296,296
                                                                      ===================     =================




                                    GREATER ATLANTIC FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended                     Nine Months Ended
                                                                     June 30,                               June 30,
                                                        ------------------------------------   -----------------------------------
                                                              2001               2000               2001               2000
                                                        -----------------   ----------------   ----------------   ----------------
                                                                                  (dollars in thousands)
Interest income
  Loans                                                         $3,239             $2,238             $9,433             $5,936
  Investments                                                    2,899              2,513              8,472              6,597
                                                        -----------------   ----------------   ----------------   ----------------
Total interest income                                            6,138              4,751             17,905             12,533
                                                        -----------------   ----------------   ----------------   ----------------
Interest expense
  Deposits                                                       3,031              1,934              8,766              5,431
  Borrowed money                                                 1,380              1,681              4,431              3,626
                                                        -----------------   ----------------   ----------------   ----------------
Total interest expense                                           4,411              3,615             13,197              9,057
                                                        -----------------   ----------------   ----------------   ----------------
Net interest income                                              1,727              1,136              4,708              3,476
Provision for loan losses                                            8                  -                 54                  8
                                                        -----------------   ----------------   ----------------   ----------------
Net interest income after provision for loan losses              1,719              1,136              4,654              3,468
                                                        -----------------   ----------------   ----------------   ----------------
Noninterest income
  Fees and service charges                                         297                189                729                472
  Gain on sale of loans                                          1,363                759              2,901              1,672
  Gain (loss) on sale of investment securities                       6               (102)                21               (171)
  Gain on sale of real estate owned                                  1                  -                 46                  2
  Other operating income                                            (1)                (2)                 4                  4
                                                        -----------------   ----------------   ----------------   ----------------
Total noninterest income                                         1,666                844              3,701              1,979
                                                        -----------------   ----------------   ---------------    ----------------
Noninterest expense
  Compensation and employee benefits                             1,690              1,296              4,266              3,361
  Occupancy                                                        466                299              1,169                879
  Professional services                                            202                155                646                558
  Advertising                                                      127                170                376                432
  Deposit insurance premium                                          9                  8                 25                 37
  Furniture, fixtures and equipment                                179                123                475                333
  Data processing                                                  238                 72                635                286
  Provision for loss on real estate owned                           (3)                 -                  -                  -
  Other real estate owned expenses                                   3                  -                  3                 10
  Other operating expenses                                         521                397              1,365              1,078
                                                         -----------------   ----------------   ---------------   -----------------
Total noninterest expense                                        3,432              2,520              8,960              6,974
                                                         -----------------   ----------------   ---------------   -----------------
Loss before income tax benefit                                     (47)              (540)              (605)            (1,527)
                                                         -----------------   ----------------   ---------------   -----------------
Income tax benefit                                                   -               (213)                 -               (599)
                                                         -----------------   ----------------   ---------------   -----------------
Net loss                                                        $  (47)             $(327)            $ (605)            $ (928)
                                                         =================   ================   ===============   =================

Basic and diluted loss per share                                $(0.02)           $ (0.11)            $(0.20)            $(0.31)
Basic and diluted weighted average shares                    3,007,434          3,007,434          3,007,434          3,007,434


                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
--------------------------------------------------------------------------------
Nine months ended June 30,                               2001             2000
--------------------------------------------------------------------------------
                                                            (in thousands)
Net loss                                               $ (605)        $   (928)
--------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on securities                749             (401)
--------------------------------------------------------------------------------
Other comprehensive income (loss)                         749             (401)
--------------------------------------------------------------------------------
Comprehensive loss                                     $  144         $ (1,329)
================================================================================



                                       GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                Additional   Accumulated         Other            Total
                                        Preferred     Common     Paid-in       Earnings      Comprehensive    Stockholders'
                                         Stock        Stock      Capital      (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Balance at September 30, 1999              $  -          $30    $ 25,132      $    710           $   (882)        $ 24,990

Other comprehensive income                    -            -           -             -               (401)            (401)

Net loss for the period                       -            -           -          (928)                 -             (928)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                   $  -          $30    $ 25,132      $   (218)          $ (1,283)        $ 23,661
==============================================================================================================================
Balance at September 30, 2000              $  -          $30    $ 25,132      $ (2,928)          $ (1,367)        $ 20,867

Other comprehensive income                    -            -           -             -                749              749

Net loss for the period                       -            -           -          (605)                               (605)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                   $  -          $30    $ 25,132      $ (3,533)          $   (618)        $ 21,011
==============================================================================================================================



                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


   --------------------------------------------------------------------------------------------------------------
   Nine months ended June 30,                                                           2001           2000
   --------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
   Cash flow from operating activities
   Net (loss) income                                                                   $  (605)        $  (928)
   Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
     Provision for loan loss                                                                54               8
     Amortization of excess of purchase price over assets acquired                          24               -
     Amortization of deposit acquisition adjustment                                        143               -
     Amortization of loan acquisition adjustment                                           (20)              -
     Depreciation and amortization                                                         372             271
     Proceeds from sale of trading securities                                           20,077               -
     Proceeds from repayments of trading securities                                      1,263               -
     Amortization of trading security premiums                                              38               -
     Net gain on trading securities                                                        (15)
     Realized loss (gain) on sale of investments                                             -             171
     Realized (gain) loss on sale of mortgaged-backed securities                            (6)             23
     Amortization of investment security premiums                                        1,310             452
     Amortization of mortgage-backed securities premiums                                  (178)            166
     Amortization of deferred fees                                                        (162)            (82)
     Discount accretion net of premium amortization                                         51              41
     Loss on disposal of fixed asset                                                         2              12
     Gain on sale of foreclosed real estate                                                (45)             (2)
     Gain on sale of loans held for sale                                                (2,901)         (1,672)
   (Increase) decrease in assets
     Disbursements for origination of loans                                           (162,429)        (81,262)
     Proceeds from sales of loans                                                      156,200          82,877
     Accrued interest and dividend receivable                                             (561)           (871)
     Prepaid expenses and other assets                                                  (1,341)           (343)
     Deferred loan fees collected, net of deferred costs incurred                          161             (64)
   Increase (decrease) in liabilities
     Accrued expenses and other liabilities                                             (2,469)            215
     Income taxes payable                                                                   55               -
   --------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                                 $ 9,018         $  (988)
   ==============================================================================================================



                                                GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

          ------------------------------------------------------------------------------------------------------------
          Nine months ended June 30,                                                       2001             2000
          ------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
          Cash flow from investing activities
            Net increase in loans                                                        $(23,440)       $(44,830)
            Purchases of premises and equipment                                            (1,799)           (725)
            Proceeds from sales of foreclosed real estate                                     217             191
            Purchases of investment securities                                            (79,307)        (19,665)
            Proceeds from sale of investment securities                                     2,389           7,376
            Proceeds from repayments of investment securities                              11,136           5,335
            Purchases of mortgage-backed securities                                        (8,795)        (29,180)
            Proceeds from sale of mortgage-backed securities                                1,831           1,930
            Proceeds from repayments of mortgage-backed securities                         11,638           9,373
            Purchases of FHLB stock                                                        (1,395)         (3,925)
            Proceeds from sale of FHLB stock                                                1,300           2,158
          ------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                           (86,225)        (71,962)
          ------------------------------------------------------------------------------------------------------------
          Cash flow from  financing activities
            Net increase in deposits                                                       55,772           4,572
            Net advances from FHLB                                                          6,950          37,950
            Net borrowings on reverse repurchase agreements                                12,915          29,626
            Increase in advance payments by borrowers for taxes and insurance                 111             (43)
          ------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                        75,748          72,105
          ------------------------------------------------------------------------------------------------------------
          (Decrease) increase in cash and cash equivalents                                 (1,459)           (845)
          ------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents, at beginning of period                                 5,717           1,703
          ------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents, at end of period                                    $  4,258        $    858
          ============================================================================================================


                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 INFORMATION AS OF JUNE 30, 2001 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. No impaired loans were identified by the company at or during the nine months ended June 30, 2001 and 2000. An analysis of the change in the allowance for loan losses follows:

--------------------------------------------------------------------------------
At or for the Nine Months Ended June 30,                  2001             2000
--------------------------------------------------------------------------------
                                                         (dollars in thousands)

Balance at beginning of period                           $765              $590
Provisions                                                 54                 8
Transfer                                                  100                 -
--------------------------------------------------------------------------------
Total charge-offs                                        (112)              (28)
Total recoveries                                            3                 -
--------------------------------------------------------------------------------
Net charge-offs                                          (109)              (28)
--------------------------------------------------------------------------------
Balance at end of period                                 $810              $570
================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period        0.07%             0.03%
================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                              369.86%           322.03%
================================================================================
Allowance for loan losses to total loans                 0.50%             0.54%
================================================================================

(3) REGULATORY MATTERS

         The bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior notice to the OTS, with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank did not pay any dividends during the periods ended September 30, 2000 or June 30, 2001.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF JUNE 30, 2001 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

                  Effective December 19, 1992, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The "Prompt Corrective Action" section of FDICIA created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At June 30, 2001 the bank was classified as a well capitalized financial institution. The following presents the bank's capital position:

---------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
              At June 30, 2001                  Balance      Percent      Balance      Percent      Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                         $18,436       5.00%      $19,877        5.39%        $1,441
Tier 1 Risk-based                                $10,546       6.00%      $19,877       11.31%        $9,331
Total Risk-based                                 $17,576      10.00%      $20,733       11.80%        $3,157
===============================================================================================================

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


                                    GREATER ATLANTIC FINANCIAL CORP.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             INFORMATION AS OF JUNE 30, 2001 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

--------------------------------------------------------------------------------------------------------------------
                                                                            Total                        Total
                                                             Mortgage     Reportable   Intersegment    Operating
For the Nine Months Ended June 30,              Banking       Banking      Segments    Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2001                                           $  4,541      $   113      $  4,654      $      -       $  4,654
2000                                              3,289          179         3,468             -          3,468
Noninterest income:
2001                                           $    575      $ 3,199      $  3,774      $    (73)      $  3,701
2000                                                (14)       2,023         2,009           (30)         1,979
Noninterest expense:
2001                                           $  6,005      $ 3,028      $  9,033      $     73       $  8,960
2000                                              4,303        2,701         7,004            30          6,974
Net income:
2001                                           $   (889)     $   284      $   (605)     $      -       $   (605)
2000                                               (624)        (304)         (928)            -           (928)
Segment assets:
2001                                           $367,548      $34,866      $402,414      $(32,496)      $369,918
2000                                            267,683        7,842       275,525        (5,711)       269,814
(1) Segment net interest income reflects income after provisions for loan losses.

(5) RECENT ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the company to complete a transitional goodwill impairment test six months from the date of adoption. The company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The company's previous business combination was accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $1.4 million. Amortization expense during the nine month period ended June 30, 2001 was $25,000. Currently, the company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

GENERAL

         We are a savings and loan holding company, which was originally organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, Greater Atlantic Bank, a federally chartered savings bank, and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. Greater Atlantic Bank is a member of the Federal Home Loan Bank system and it's deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through nine Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage Corp.

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

         At June 30, 2001 the company's total assets were $369.9 million, compared to $296.3 million held at September 30, 2000, representing an increase of 24.85%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at June 30, 2001 were $156.1 million, an increase of $23.4 million or 17.60% from the $132.7 million held at September 30, 2000. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At June 30, 2001 investment securities were $176.3 million, an increase of $39.4 million or 28.75% from the $136.9 million held at September 30, 2000.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2001 AND JUNE 30, 2000

         NET INCOME. For the three months ended June 30, 2001, the company incurred a net loss of $47,000 or $0.02 per share compared to a loss of $327,000 or $0.11 per share for the three months ended June 30, 2000. The $280,000 decrease in net loss over the comparable period one year ago resulted from increases in net interest income, and noninterest income. Those increases exceeded an increase in noninterest expense and a decrease in the bank's benefit for income tax. Due to continuing operating losses, effective October 1, 2000, the bank does not recognize an income tax benefit for current period operating losses. A better measure of performance than net income would be the company's pre-tax earnings which improved by $493,000 from a loss of $540,000 for the three months ended June 30, 2000 to a loss of $47,000 for the current quarter.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                             Difference
--------------------------------------------------------------------------------------------------
Three Months Ended June 30,          2001              2000           Amount             %
--------------------------------------------------------------------------------------------------
                                                        (dollars in thousands)
Interest income:
   Loans                             $3,239            $2,238          $1,001           44.73%
   Investments                        2,899             2,513             386           15.36
--------------------------------------------------------------------------------------------------
Total                                 6,138             4,751           1,387           29.19
--------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                           3,031             1,934           1,097           56.72
   Borrowings                         1,380             1,681            (301)         (17.91)
--------------------------------------------------------------------------------------------------
Total                                 4,411             3,615             796           22.02
--------------------------------------------------------------------------------------------------
Net interest income                  $1,727            $1,136           $ 591           52.02%
==================================================================================================

         Our growth in net interest income for the three months ended June 30, 2001 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $104.1 million or 40.72% over the comparable period one-year ago and was coupled with a 14 basis point increase in net interest margin (net interest income divided by average interest-earning assets). The increase in net interest margin resulted from the significant increase in average interest earning assets coupled with an increase in the yield associated with these assets.

         INTEREST INCOME. Interest income for the three months ended June 30, 2001 increased $1.4 million compared to the three months ended June 30, 2000, primarily as a result of an increase in the average outstanding balances in loans, and investment securities. The increase in interest income from the loan portfolio and investment portfolio for the three months ended June 30, 2001 compared to interest income earned for the 2000 period resulted from an increase of $127.4 million in the average balance of loans and investment securities outstanding. That increase was partially offset by a 61 basis point decrease in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The increase in interest expense for the three months ended June 30, 2001 compared to the 2000 period was principally the result of a $100.6 million increase in average deposits and borrowed funds but was partially offset by an 85 basis point decline in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and NOW and money market accounts. That increase of $90.0 million, or 66.95%, from $134.5 million for the three months ended June 30, 2000 to $224.5 million for the three months ended June 30, 2001. That increase was offset by a decline in the average rate paid from 5.73% for the three months ended June 30, 2000 to 5.34% for the three months ended June 30, 2001. The average rate paid for deposits decreased from 5.69% for the three months ended June 30, 2000 to 5.30% for the three months ended June 30, 2001. That decrease in rate of 39 basis points was offset by an increase of $92.7 million in the average outstanding balance of deposits.

         The increase in interest expense on borrowings for the three months ended June 30, 2001 compared to the 2000 period was principally the result of an increase in average borrowed funds of $7.9 million and was offset by a decline of 155 basis points in the cost of borrowed funds. Components accountable for the increase of $796,000 in interest expense were a $1.4 million increase in average volume partially offset by a $627,000 decrease in average cost.

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

                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------------------------------------------------
                                                       2001                                    2000
                                      --------------------------------------- ----------------------------------------
                                                      INTEREST                                INTEREST      AVERAGE
                                         AVERAGE      INCOME/      AVERAGE      AVERAGE       INCOME/       YIELD/
                                         BALANCE      EXPENSE    YIELD/ RATE    BALANCE       EXPENSE       RATE
                                      --------------------------------------- ----------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
  ASSETS:
  Interest-earning assets:
     Real estate loans                 $ 136,297     $ 2,420        7.10%      $ 89,744       $ 1,751        7.80%
     Consumer loans                       30,803         572        7.43         15,009           341        9.09
     Commercial business loans            10,697         247        9.24          5,837           146       10.01
                                      ------------  ----------- ------------ ------------- ------------- ------------
        Total loans                      177,797       3,239        7.29        110,590         2,238        8.09

  Investment securities                  136,298       2,175        6.38         76,109         1,358        7.14
  Mortgage-backed securities              45,714         724        6.34         68,999         1,155        6.70
                                      ------------  ----------- ------------ ------------- ------------- ------------
        Total interest-earning
  assets                                 359,809       6,138        6.82        255,698         4,751        7.43
                                                    ------------ ------------               ------------- ------------
  Non-earning assets                      14,533                                  8,774
                                      --------------                          -------------
    Total assets                       $ 374,342                               $264,472
                                      ==============                          =============

  LIABILITIES AND STOCKHOLDERS'
     EQUITY:
  Interest-bearing liabilities:
     Savings accounts                  $   4,226     $    34        3.22       $  1,545             7        1.81
     Now and money market accounts        66,440         705        4.24         36,868           470        5.10
     Certificates of deposit             158,039       2,292        5.80         97,590         1,457        5.97
                                      ------------  ----------- ------------ ------------- ------------- ------------
        Total deposits                   228,705       3,031        5.30        136,003         1,934        5.69

     FHLB advances                        60,388         802        5.31         66,087         1,071        6.48
     Other borrowings                     50,439         578        4.58         36,878           610        6.62
                                      ------------  ----------- ------------ ------------- ------------- ------------
    Total interest-bearing
  liabilities                            339,532       4,411        5.20        238,968         3,615        6.05
                                                    ------------ ------------               ------------- ------------

  Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits     11,668                                    514
  Other liabilities                        2,228                                  1,446
                                      --------------                          -------------
    Total liabilities                    353,428                                240,928
  Stockholders' equity                    20,914                                 23,544
                                      ==============                          =============
    Total liabilities and
  stockholders' equity                 $ 374,342                               $264,472
                                      ==============                          =============

  Net interest income                                $ 1,727                                  $ 1,136
                                                    ============                            =============
  Interest rate spread                                              1.62%                                    1.38%
                                                                 ============                             ============
  Net interest margin                                               1.92%                                    1.78%
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

                                                        THREE MONTHS ENDED
                                                    JUNE 30, 2001 COMPARED TO
                                                          JUNE 30, 2000
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME            RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                               $ 908         $  (239)         $   669
Consumer loans                                    359            (128)             231
Commercial business loans                         122             (21)             101
                                          ----------------  -------------- --------------
      Total loans                               1,389            (388)           1,001
Investments                                     1,074            (257)             817
Mortgage-backed securities                       (390)            (41)            (431)
                                          ----------------  -------------- --------------
Total interest-earning assets                 $ 2,073         $  (686)         $ 1,387
                                          ================  ============== ==============

Savings accounts                              $    12         $    15          $    27
Now and money market accounts                     377            (142)             235
Certificates of deposit                           902             (67)             835
                                          ----------------  -------------- --------------
  Total deposits                                1,291            (194)           1,097
FHLB advances                                     (92)           (177)            (269)
Other borrowings                                  224            (256)             (32)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities              1,423            (627)             796
                                          ================  ============== ==============
Change in net interest income                 $   650         $   (59)         $   591
                                          ================  ============== ==============

         PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process which segments the loan portfolio into groups based on various risk factors including the types of loans and asset classifications. Each segment is then assigned a reserve percentage based upon the perceived risk in that segment. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the company will not have to increase its provisions for loan losses in the future as a result of an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. The provision for loan losses increased $8,000 during the three months ended June 30, 2001 as management took a more aggressive posture in assessing collectibility of classified loans. Not withstanding an improvement in overall credit quality, net charge-offs increased $48,000 during the three months ended June 30, 2001.

         NONINTEREST INCOME. Noninterest income increased $822,000 during the three months ended June 30, 2001, over the comparable period one year ago, primarily as a result of increases in gain on sale of loans, fees on loans, service charges on deposits and an improvement of $108,000 in gains from sales of investment securities. The level of gain on sale of loans during the three months ended June 30, 2001 resulted from the company taking advantage of an increase in loan origination volumes, sales, and margins being higher when compared to the year ago period. The following table presents a comparison of the components of noninterest income.

                                                                                             Difference
------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                           2001             2000           Amount             %
------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Noninterest income:
   Gain on sale of loans                               $1,363            $759            $604           79.58%
   Service fees on loans                                  166             147              19           12.93
   Service fees on deposits                               131              42              89          211.90
   Gain (loss) on sale of investment securities             6            (102)            108          105.88
   Gain on sale of real estate owned                        1               -               1               -
   Other operating income                                  (1)             (2)              1           50.00
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                         $1,666            $844            $822           97.39%
==================================================================================================================

         NONINTEREST EXPENSE. Noninterest expense increased $912,000 from $2.5 million for the three months ended June 30, 2000 to $3.4 million for the comparable period in the current year. That increase was primarily attributable to a $605,000 increase in the bank's noninterest expense resulting from the cost associated with operating the three branches obtained in the Dominion acquisition and the operation of the bank's new South Riding, Virginia, branch which opened in November 2000. Noninterest expense of the bank's mortgage banking subsidiary increased $308,000 for the three months ended June 30, 2001 from the comparable period one year ago as a result of increased loan origination and sales activity. The increase in the bank's noninterest expense was primarily in compensation, professional services, data processing, occupancy and furniture fixtures and equipment, as a result of the expansion and growth of the bank. The increase at the mortgage company level was primarily in compensation and other operating expense of $182,000 and $83,000, respectively. The following table presents a comparison of the components of noninterest expense.


                                                                                                   Difference
------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                     2001           2000          Amount             %
------------------------------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                         $ 1,690         $ 1,296           $394          30.40%
   Occupancy                                                      466             299            167          55.85
   Professional services                                          202             155             47          30.32
   Advertising                                                    127             170            (43)        (25.29)
   Deposit insurance premium                                        9               8              1          12.50
   Furniture, fixtures and equipment                              179             123             56          45.53
   Data processing                                                238              72            166         230.56
   Provision for loss on real estate owned                         (3)              -             (3)             -
   Loss from foreclosed real estate                                 3               -              3              -
   Other operating expense                                        521             397            124          31.23
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                     $ 3,432         $ 2,520           $912          36.19%
========================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Since the bank no longer recognizes a tax benefit for current operating losses, there was no income tax benefit for the three months ended June 30, 2001 compared to a benefit of $213,000 in 2000.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
                      ENDED JUNE 30, 2001 AND JUNE 30, 2000

         NET INCOME. For the nine months ended June 30, 2001, the company incurred a loss of $605,000 or $0.20 per share compared to a loss of $928,000 or $0.31 per share for the nine months ended June 30, 2000. The $323,000 decrease in net loss over the comparable period one year ago was primarily due to increases in net interest income, and noninterest income. Those increases exceeded an increase in noninterest expense and a decrease in the bank's income tax benefit. The bank believes that due to continuing operating losses it is more appropriate not to recognize an income tax benefit for current period operating losses. Therefore, pre-tax earnings provide a better basis to compare period to period operating losses. Viewed from that perspective, the bank's pre-tax loss improved by $922,000 from a loss of $1.5 million for the nine months ended June 30, 2000 to a loss of $605,000 for the current period.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                            Difference
-----------------------------------------------------------------------------------------------
Nine Months Ended June 30,        2001              2000           Amount             %
-----------------------------------------------------------------------------------------------
                                                     (dollars in thousands)
Interest income:
   Loans                          $9,433            $5,936          $3,497           58.91%
   Investments                     8,472             6,597           1,875           28.42
-----------------------------------------------------------------------------------------------
Total                             17,905            12,533           5,372           42.86
-----------------------------------------------------------------------------------------------

Interest expense:
   Deposits                        8,766             5,431           3,335           61.41
   Borrowings                      4,431             3,626             805           22.20
-----------------------------------------------------------------------------------------------
Total                             13,197             9,057           4,140           45.71
-----------------------------------------------------------------------------------------------
Net interest income               $4,708            $3,476          $1,232           35.44%
===============================================================================================

         Our growth in net interest income for the nine months ended June 30, 2001 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $86.8 million or 37.43% over the comparable period one-year ago but was partially offset by a 3 basis point decline in net interest margin (net interest income divided by average interest-earning assets). The decrease in net interest margin resulted from the increase in average interest bearing liabilities exceeding the increase in average earning assets. That decrease was offset by the increase in yields earned on interest earning assets exceeding rates paid on interest bearing liabilities.

         INTEREST INCOME. Interest income for the nine months ended June 30, 2001 increased $5.4 million compared to the nine months ended June 30, 2000 primarily as a result of an increase in the average outstanding balances in loans and investment securities. The increase in interest income from the loan portfolio for the nine months ended June 30, 2001 compared to interest income earned for the 2000 period resulted from an increase of $56.7 million in the average balance of loans outstanding. That increase was coupled with an increase of $30.2 million in the average outstanding balance in the investment and mortgage-backed securities portfolios and was coupled with a 29 basis point increase in the average yield earned on the loan and investment portfolios.

         INTEREST EXPENSE. The $4.1 million increase in interest expense on deposits and borrowed funds for the nine months ended June 30, 2001 compared to the 2000 period was principally the result of a significant increase in the average outstanding balances in total deposits and borrowed funds, and a 13 basis point increase in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and NOW and money market accounts of $64.8 million, or 49.32%, from $131.4 million for the nine months ended June 30, 2000 to $196.2 million for the nine months ended June 30, 2001. The average rate we paid for deposits increased from 5.46% for the nine months ended June 30, 2000 to 5.84% for the nine months ended June 30, 2001. That increase in rate was coupled with an increase of $67.6 million in the average outstanding balance of deposits.

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

                                                             FOR THE NINE MONTHS ENDED JUNE 30,
                                      --------------------------------------------------------------------------------
                                                       2001                                    2000
                                      --------------------------------------- ----------------------------------------
                                                      INTEREST                                INTEREST       AVERAGE
                                         AVERAGE      INCOME/     AVERAGE       AVERAGE       INCOME/        YIELD/
                                         BALANCE      EXPENSE    YIELD/ RATE    BALANCE       EXPENSE        RATE
                                      --------------------------------------- ----------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
  ASSETS:
  Interest-earning assets:
     Real estate loans                  $120,602     $ 6,949        7.68%     $ 84,859        $ 4,845        7.61%
     Consumer loans                       27,057       1,712        8.44        12,281            784        8.51
     Commercial business loans            10,604         772        9.71         4,452            307        9.19
                                      ------------  ----------- ------------ ------------  ------------- ------------
        Total loans                      158,263       9,433        7.95       101,592          5,936        7.79

  Investment securities                  112,498       6,016        7.13        75,905          3,940        6.92
  Mortgage-backed securities              48,097       2,456        6.81        54,521          2,657        6.50
                                      ------------  ----------- ------------ ------------  ------------- ------------

        Total interest-earning assets    318,858      17,905        7.49       232,018         12,533        7.20
                                                    ------------ ------------               ------------- ------------
  Non-earning assets                      13,429                                 8,184
                                      --------------                          ------------
    Total assets                        $332,287                              $240,202
                                      ==============                          ============

  LIABILITIES AND STOCKHOLDERS'
     EQUITY:
  Interest-bearing liabilities:
     Savings accounts                   $  4,003         101        3.36      $  1,207             23        2.54
     Now and money market accounts        56,587       2,092        4.93        32,527          1,241        5.09
     Certificates of deposit             139,615       6,573        6.28        98,867          4,167        5.62
                                      ------------  ----------- ------------ ------------  ------------- ------------
        Total deposits                   200,205       8,766        5.84       132,601          5,431        5.46

     FHLB advances                        60,352       2,654        5.86        51,127          2,273        5.93
     Other borrowings                     42,182       1,777        5.62        28,705          1,353        6.28
                                      ------------  ----------- ------------ ------------  ------------- ------------
    Total interest-bearing
  liabilities                            302,739      13,197        5.81       212,433          9,057        5.68
                                                    ------------ ------------               ------------- ------------

  Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits      6,867                                 2,451
  Other liabilities                        1,635                                 1,084
                                      --------------                          ------------
    Total liabilities                    311,241                               215,968
  Stockholders' equity                    21,046                                24,234
                                      ==============                          ============
    Total liabilities and
  stockholders' equity                  $332,287                              $240,202
                                      ==============                          ============

  Net interest income                                $ 4,708                                  $ 3,476
                                                    ============                            =============
  Interest rate spread                                              1.67%                                    1.52%
                                                                 ============                             ============
  Net interest margin                                               1.97%                                    2.00%
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

                                                      NINE MONTHS ENDED
                                                 JUNE 30, 2001 COMPARED TO
                                                        JUNE 30, 2000
                                           -------------------------------------
                                                  CHANGE ATTRIBUTABLE TO
                                           -------------------------------------
                                              VOLUME        RATE         TOTAL
                                           -------------------------------------
                                                        (IN THOUSANDS)

Real estate loans                             $ 2,041      $    63      $ 2,104
Consumer loans                                    943          (15)         928
Commercial business loans                         424           41          465
                                              -------      -------      -------
      Total loans                               3,408           89        3,497
Investments                                     1,899          177        2,076
Mortgage-backed securities                       (313)         112         (201)
                                              -------      -------      -------
Total interest-earning assets                 $ 4,994      $   378      $ 5,372
                                              =======      =======      =======

Savings accounts                              $    53      $    25      $    78
Now and money market accounts                     918          (67)         851
Certificates of deposit                         1,717          689        2,406
                                              -------      -------      -------
  Total deposits                                2,688          647        3,335
FHLB advances                                     410          (29)         381
Other borrowings                                  635         (211)         424
                                              -------      -------      -------
Total interest-bearing liabilities            $ 3,733      $   407      $ 4,140
                                              =======      =======      =======
Change in net interest income                 $ 1,261      $   (29)     $ 1,232
                                              =======      =======      =======

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased from $8,000 during the nine months ended June 30, 2000 to $54,000 during the nine months ended June 30, 2001 as management took a more aggressive posture in assessing collectibility of classified loans. Notwithstanding an improvement in overall credit quality, net charge-offs increased from $27,000 during the nine months ended June 30, 2000 to a charge of $109,000 during the nine months ended June 30, 2001.

         NONINTEREST INCOME. Noninterest income increased $1.7million during the nine months ended June 30, 2001, over the comparable period one year ago, primarily as a result of the increase in gain on sale of loans coupled with an increase in service fees on loans, both of which relate to an increased volume of loan originations and sales as a result of the company's mortgage banking activities. The significant level of gains during the nine months ended June 30, 2001 resulted from the company taking advantage of loan origination volumes coupled with home loan refinancing and a favorable interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

         The following table presents a comparison of the components of noninterest income.

                                                                                              Difference
---------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                            2001             2000           Amount               %
---------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Noninterest income:
   Gain on sale of loans                               $2,901          $1,672          $1,229             73.50%
   Service fees on loans                                  390             358              32              8.94
   Service fees on deposits                               339             114             225            197.37
   Gain (loss) on sale of investment securities            21            (171)            192            112.28
   Gain on sale of real estate owned                       46               2              44          2,200.00
   Other operating income                                   4               4               -            (20.00)
---------------------------------------------------------------------------------------------------------------------
      Total noninterest income                         $3,701          $1,979          $1,722             87.01%
=====================================================================================================================

         During the nine months ended June 30, 2001, the mortgage company originated $162.4 million in mortgage loans for sale compared to $81.3 million originated in the comparable period one year ago. The $81.1 million increase in loan originations was largely attributable to decreases in interest rates and increases in home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Loan sales for the nine months ended June 30, 2001 amounted to $156.2 million compared to sales of $82.9 million during the comparable period one year ago. Sales of loans resulted in gains of $2.9 million and $1.7 million for the nine months ended June 30, 2001 and 2000, respectively.

         NONINTEREST EXPENSE. Noninterest expense for the nine months ended June 30, 2001, amounted to $9.0 million, an increase of $2.0 million or 28.48% from the $7.0 million incurred in the nine months ended June 30, 2000. The increase was primarily attributable to a $1.7 million increase in the bank's noninterest expense. Noninterest expense of the bank's mortgage banking subsidiary increased $292,000 during the nine months ended June 30, 2001 when compared to the year ago period. The increase in the bank's noninterest expense was primarily in compensation of $625,000, professional services of $232,000, data processing of $359,000, occupancy of $285,000 and other operating expense of $156,000, which were attributable to the continued expansion and growth of the bank. A portion of the increase in professional services resulted from bringing the Dominion branches into the bank's information systems. The increase in noninterest expense at the mortgage company level was primarily in compensation and other operating expenses.

         The following table presents a comparison of the components of noninterest expense.

                                                                                                Difference
---------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                    2001          2000          Amount            %
---------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                         $4,266        $3,361         $  905          26.93%
   Occupancy                                                   1,169           879            290          32.99
   Professional services                                         646           558             88          15.77
   Advertising                                                   376           432            (56)        (12.96)
   Deposit insurance premium                                      25            37            (12)        (32.43)
   Furniture, fixtures and equipment                             475           333            142          42.64
   Data processing                                               635           286            349         122.03
   Provision for loss on real estate owned                         -             -              -              -
   Loss from foreclosed real estate                                3            10             (7)        (70.00)
   Other operating expense                                     1,365         1,078            287          26.62
---------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                     $8,960        $6,974         $1,986          28.48%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Since, as previously indicated, the bank no longer recognizes a tax benefit for current operating losses there was no income tax benefit for the nine months ended June 30, 2001 compared to a benefit of $599,000 in 2000.

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

         The bank's most liquid assets are cash and cash equivalents, securities available-for-sale and trading securities. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2001, cash and cash equivalents, interest bearing deposits and securities available-for-sale and trading securities totaled $180.6 million, or 48.81% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the nine months ended June 30, 2001, the bank's loan originations totaled $70.9 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $88.1 million for the nine months ended June 30, 2001.

         The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2001, the bank had $53.1 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $57.8 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At June 30, 2001, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $92.3 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2001, totaled $124.4 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) Greater Atlantic Financial Corp. annual Stockholder's Meeting was held on April 11, 2001.
         (b)   Omitted per instructions
         (c) A brief description of each matter voted upon at the Annual Stockholder's Meeting held on April 11, 2001 and number of votes cast for, against or withheld

               1.  Election of Director.

                                                  Votes For    Votes Against   Votes Withheld
                                                  ---------    -------------   --------------
                   Jeffrey M. Gitelman, D.D.S.    2,425,870         0             52,125

         In addition to Doctor Gitelman the terms of office of Directors Charles
         W. Calomiris, Carroll E. Amos, Paul J. Cinquegrana, James B. Vito and Jeffrey W. Ochsman continued after the meeting.

               2.  Election of BDO Seidman, LLP as Independent Auditor.

                                     Votes For    Votes Against   Votes Withheld
                                     ---------    -------------   --------------
                                     2,471,895       2,000            4,100
         (d)      None


Item 5.  Other Information
         Not Applicable

Item 6   Exhibits and Reports on Form 8-K

         Reports on Form 8-K Form 8-K filed on April 11, 2001.

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


                                                GREATER ATLANTIC FINANCIAL CORP.
                                                --------------------------------
                                                         (Registrant)


Date: August 13, 2001                           By: /s/ Carroll E. Amos
                                                -----------------------
                                                Carroll E. Amos
                                                President and Chief Executive
                                                Officer



Date: August 13, 2001                           By: /s/ David E. Ritter
                                                -----------------------
                                                David E. Ritter
                                                Senior Vice President and
                                                Chief Financial Officer