Form 10KSB
period 2001-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2001-12-10
CIK 1082735

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467

                        GREATER ATLANTIC FINANCIAL CORP.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                 54-1873112
                --------                                 ----------
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)                Identification No.)

           10700 PARKRIDGE BOULEVARD, SUITE P50       703-391-1300
                 RESTON, VIRGINIA 20191               ------------
                 ----------------------         (Registrant's Telephone Number,
                 (Address of Principal           Including Area Code)
                  Executive Offices)
                      (Zip Code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB [ X ]


As of November 19, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $17,743,861.

          As of November 19, 2001, there were 3,007,434 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                                      INDEX

PART I                                                                      Page
                                                                            ----
Item 1.       Description of Business.....................................    3
              Business....................................................    3
              Market Area and Competition.................................    3
              Market Risk.................................................    3
              Lending Activities..........................................    4
              Asset Quality...............................................    7
              Allowance for Loan Losses...................................    8
              Investment Activities.......................................   10
              Sources of Funds............................................   13
              Subsidiary Activities.......................................   15
              Personnel...................................................   15
              Regulation and Supervision..................................   16
              Federal and State Taxation..................................   22
Item 2.       Description of Property.....................................   23
Item 3.       Legal Proceedings...........................................   24
Item 4.       Submission of Matter to a Vote of Security Holders..........   24

PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   24
Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   25
Item 7.       Consolidated Financial Statements and Supplementary
              Information.................................................   44
PART III

Item 8.       Changes in and Disagreements With Accountants On
              Accounting and Financial Disclosure.........................   78
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16 (A) of the Exchange Act..........   78
Item 10.      Executive Compensation......................................   80
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   85
Item 12.      Certain Relationships and Related Transactions..............   85

PART IV

Item 13.      Exhibits, and Reports On Form 8-K...........................   86
SIGNATURES    ............................................................   87

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

BUSINESS

      We are a savings and loan holding company which was organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank, a federally-chartered savings bank, and its wholly-owned subsidiary, Greater Atlantic Mortgage Corporation ("Greater Atlantic Mortgage"). We offer traditional banking services to customers through the nine bank branches located throughout the greater Washington, DC/Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage.

MARKET AREA AND COMPETITION

      We operate in a competitive environment, competing for deposits and loans with other thrifts, commercial banks and other financial entities. Numerous mergers and consolidations involving banks in the market in which we operate have occurred resulting in an intensification of competition in the banking industry in our geographic market. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment and international banking services, which we do not offer. In addition, banks with a larger capitalization than us and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

MARKET RISK

      Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflects changes in market prices and rates, can be found in Note 17 of Notes to Consolidated Financial Statements.

      Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest- rate risk. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

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

LENDING ACTIVITIES

      GENERAL. Net loans receivable at September 30, 2001 were $164.6 million, an increase of $31.9 million or 24.04% from the $132.7 million held at September 30, 2000. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties, construction loans, consumer and commercial lines of credit secured by mortgages on residential property and commercial real estate. Loans held for sale amounted to $14.7 million at September 30, 2001 compared to $5.6 million at September 30, 2000, an increase of $9.1 million. The increase in loans held for sale is due to growth in the amount of loans originated for sale and sold during fiscal year 2001 when compared to fiscal year 2000. Exclusive of the $23.2 million in loans purchased in the Dominion acquisition in fiscal year 2000, loan originations and purchases for investment in the bank's portfolio increased $5.6 million during the fiscal year 2001 when compared to fiscal year 2000.

      The following table sets forth the bank's loan originations, purchases, sales and principal repayments for the periods indicated:

         The following table sets forth the bank's loan originations, purchases, sales and principal repayments for the periods indicated:
                                                                              For the Years Ended
                                                                                 September 30,
                                                                           -------------------------
                                                                               2001         2000
                                                                           ------------ ------------
                                                                                (in thousands)
Total loans at beginning of period (1).....................................  $146,975    $  83,637
Originations of loans for investment:
   Single-family residential (2)...........................................    35,843       48,023
   Commercial real estate (3)..............................................     5,055        7,501
   Construction............................................................     5,825       18,169
   Land loans..............................................................     6,701        2,945
   Second trust............................................................     1,368          416
   Commercial business (4).................................................    16,534       17,541
   Consumer (5)............................................................    32,540       26,816
                                                                            ----------   ----------
      Total originations and purchases for investment......................   103,866      121,411
Loans originated for resale by Greater Atlantic Bank ......................     2,997            -
Loans originated for resale by Greater Atlantic Mortgage ..................   246,927      117,037
                                                                            ----------   ----------
Total originations.........................................................   353,790      238,448
Repayments.................................................................   (68,494)     (56,236)
Sale of loans originated for resale by Greater Atlantic Bank...............    (2,891)           -
Sale of loans originated for resale by Greater Atlantic Mortgage...........  (237,949)    (118,874)
                                                                            ----------   ----------
Net activity in loans......................................................    44,456       63,338
                                                                            ----------   ----------
Total loans at end of period (1)...........................................  $191,431     $146,975
                                                                            ==========   ==========

(1)   Includes loans held for sale of $14.7 million and $5.6 million at September 30, 2001 and 2000, respectively.
(2)   Includes $17.7 million of loans purchased in the Dominion acquisition at September 30, 2000.
(3)   Includes $9,000 of loans purchased in the Dominion acquisition at September 30, 2000.
(4)   Includes $2.9 million of loans purchased in the Dominion acquisition at September 30, 2000.
(5)   Includes $2.5 million of loans purchased in the Dominion acquisition at September 30, 2000.


         Loan Portfolio.  The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                      At September 30,
                                                      ------------------------------------------------
                                                                2001                    2000
                                                      ------------------------ -----------------------
                                                                      % of                     % of
                                                                      Total                   Total
                                                         Amount       Loans       Amount      Loans
                                                      ------------ ----------- ------------ ----------
                                                                   (dollars in thousands)
Mortgage loans:
   Single-family(1)...................................  $ 84,570      47.84%     $ 78,736      55.70%
   Multi-family.......................................       634       0.36         1,053       0.74
   Construction.......................................    19,110      10.81        14,537      10.28
   Commercial real estate.............................    17,977      10.17        10,765       7.62
   Land...............................................     5,431       3.07         3,158       2.23
                                                      ------------ ----------- ------------ ----------
      Total mortgage loans............................   127,722      72.25       108,249      76.57
                                                      ------------ ----------- ------------ ----------
Commercial business and consumer loans:
   Commercial business................................    11,675       6.61        11,221       7.94
   Consumer:
      Home equity.....................................    35,353      20.00        20,116      14.23
      Automobile......................................     1,269       0.72           477       0.34
      Other...........................................       750       0.42         1,294       0.92
                                                      ------------ ----------- ------------ ----------
         Total commercial business and
          consumer loans..............................    49,047      27.75        33,108      23.43
                                                      ------------ ----------- ------------ ----------
         Total loans..................................   176,769     100.00%      141,357     100.00%
                                                                   ===========              ==========
Less:
   Allowance for loan losses..........................      (810)                    (765)
   Loans in process...................................   (11,756)                  (7,953)
   Unearned premium...................................       400                       59
                                                      ------------             ------------
        Loans receivable, net.........................  $164,603                 $132,698
                                                      ============             ============

         (1)   Includes loans secured by second trusts on single-family residential property.


         Loan Maturity.  The following table shows the remaining contractual maturity of the bank's total loans at September 30, 2001.  Loans that have adjustable rates are shown as amortizing when the interest rates are next subject to change.  The table does not include the effect of future principal prepayments.

                                                              At September 30, 2001
                                           -----------------------------------------------------------
                                                             Multi-         Commercial
                                             One- to       Family and        Business
                                              Four-        Commercial          and           Total
                                              Family      Real Estate        Consumer        Loans
                                           ------------  --------------   -------------- -------------
                                                                 (in thousands)
Amounts due in:
   One year or less........................     $35,996         $13,175          $41,862      $ 91,033
   After one year:
   More than one year to three years.......      28,923           4,595            2,726        36,244
   More than three years to five years.....       7,915           4,922            4,015        16,852
   More than five years to 15 years........       8,582             815              436         9,833
   More than 15 years......................       9,158           1,885                8        11,051
                                           ------------  --------------   -------------- -------------
      Total amount due.....................     $90,574         $25,392          $49,047      $165,013
                                           ============  ==============   ============== =============

         The following table sets forth, at September 30, 2001, the dollar amount of loans contractually due after September 30, 2002, identifying whether such loans have fixed interest rates or adjustable interest rates.  At September 30, 2001, the bank did not have any construction, acquisition and development, land or commercial business loans contractually due after September 30, 2002.

                                                                    Due After September 30, 2002
                                                             ------------------------------------------
                                                                Fixed        Adjustable       Total
                                                             ------------  --------------  ------------
                                                                           (in thousands)
Real estate loans:
   One- to four-family.......................................     $21,666         $32,912       $54,578
   Multi-family and commercial...............................       8,480           3,737        12,217
                                                             ------------  --------------  ------------
      Total real estate loans................................      30,146          36,649        66,795
Commercial business and consumer loans.......................       6,560             625         7,185
                                                             ------------  --------------  ------------
      Total loans............................................     $36,706         $37,274       $73,980
                                                             ============  ==============  ============

      ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2001, the bank's one- to four- family mortgage loans totaled $84.6 million, or 47.84% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 25.83% were fixed-rate loans and 74.17% were ARM loans.

      CONSTRUCTION AND DEVELOPMENT LENDING. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing land for sale. At September 30, 2001, construction and development loans (including land loans) totaled $24.5 million, or 13.9%, of the bank's total loans, of which, land loans totaled $5.4 million, or 3.07% of total loans. Such loans are secured by a lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate based on the prime rate as reported in THE WALL STREET JOURNAL. The bank's land loans are only secured by property in its primary market area.

      MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the bank's primary market area. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 2001 was $18.6 million, or 10.53% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 2001, was a $3.1 million participation in a performing $8.3 million loan secured by four nursing home facilities in Michigan.

      COMMERCIAL BUSINESS LENDING. At September 30, 2001, the bank had $11.7 million in commercial business loans which amounted to 6.61% of total loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in THE WALL STREET JOURNAL.

      CONSUMER LENDING. Consumer loans at September 30, 2001 amounted to $37.4 million or 21.14% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four- family mortgage loans.

      The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's home equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 2001, these loans totaled $35.4 million or 20.00% of the bank's total loans and 72.08% of commercial business and consumer loans. Other types of consumer loans, primarily consisting of secured and unsecured personal loans and new and used automobile loans, totaled $2.0 million, or 1.14% of the bank's total loans and 4.12% of commercial business and consumer loans at September 30, 2001.

ASSET QUALITY

      DELINQUENT LOANS AND CLASSIFIED ASSETS. Reports listing all delinquent accounts are generated and reviewed monthly by management and all loans or lending relationships delinquent 30 days or more and all real estate owned ("REO") are reviewed monthly by the board of directors. The procedures taken by the bank with respect to delinquencies vary depending on the nature of the loan, the length and cause of delinquency and whether the borrower has previously been delinquent.

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

      The bank's management reviews and classifies the bank's assets on a regular basis and the board of directors reviews the management's reports on a quarterly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 2001, the bank had $364,000 of loans designated as Substandard which consisted of four residential loans, one commercial real estate loan and three consumer loans. At that same date the bank had $21,000 of assets classified as Doubtful, consisting of four second trust loans. At September 30, 2001, the bank had no loans classified as Loss. As of September 30, 2001, the bank also had two residential loans, one construction loan, one commercial real estate one second trust and one commercial business loan, totaling $3.0 million, designated as Special Mention.

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

                                                                            September 30,
                                                                      -------------------------
                                                                         2001          2000
                                                                      -----------   -----------
                                                                       (dollars in thousands)
Mortgage loans:
   Single-family......................................................       $340          $144
   Commercial.........................................................         36            50
   Construction.......................................................        122             -
   Consumer...........................................................          8             -
                                                                      -----------   -----------
Total non-accrual loans...............................................        506           194
REO...................................................................          -           172
                                                                      -----------   -----------
Total non-performing assets...........................................       $506          $366
                                                                      ===========   ===========

Non-performing loans to total loans held for investment...............      0.29%         0.14%
                                                                      ===========   ===========
Total non-performing assets to total assets, at period end............      0.14%         0.12%
                                                                      ===========   ===========

      During the year ended September 30, 2001, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $12,000.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. There can be no assurance that the bank will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance. As of September 30, 2001, the bank's allowance for loan losses amounted to $810,000 or 0.46% of total loans. While the allowance for loan losses to total non-performing loans at September 30, 2001 is 160.08%, the allowance as a percentage of total loans decreased 0.08%, from 0.54% at September 30, 2000 to 0.46% at September 30, 2001. The decrease resulted notwithstanding a $35.4 million increase in total loans, from $141.4 million at September 30, 2000 to $176.8 million at September 30, 2001.

Based on management's estimates of overall asset quality and actual loss experience, the allowance is considered adequate to cover estimated losses in loans receivable at September 30, 2001.

      The following table sets forth activity in the bank's allowance for loan losses.

                                                                       At or For the Years
                                                                              Ended
                                                                          September 30,
                                                                   ---------------------------
                                                                     (dollars in thousands)
                                                                       2001           2000
                                                                   ------------   ------------
Balance at beginning of period.....................................      $ 765          $ 590
Provisions.........................................................         55             13
Dominion reserves..................................................        100            225

Total charge-offs..................................................       (131)           (63)
Total recoveries...................................................         21              -
                                                                   ------------   ------------
Net charge-offs....................................................       (110)           (63)
Balance at end of period...........................................      $ 810          $ 765
                                                                   ============   ============
Ratio of net charge-offs during the period
   to average loans outstanding during the period..................       0.07%          0.06%
                                                                   ============   ============
Allowance for loan losses to total non-performing
    loans at end of period.........................................     160.08%        394.33%
                                                                   ============   ============
Allowance for loan losses to total loans...........................       0.46%          0.54%
                                                                   ============   ============

         The following table sets forth the bank's allowance for loan losses in each of the categories listed and the percentage of such amounts to the total allowance and the percentage of such amounts to total loans.
                                                                         At September 30,
                                            ---------------------------------------------------------------------------
                                                            2001                                   2000
                                            ------------------------------------    -----------------------------------
                                                              Percent of                              Percent of
                                                       -------------------------               ------------------------
                                                           Total        Total                     Total        Total
                                              Amount     Allowance      Loans         Amount    Allowance      Loans
                                            ---------- -------------  ----------    ---------- ------------ -----------
                                                                      (dollars in thousands)
Mortgage loans:
   Single-family............................    $ 95        11.73%       0.06%         $ 73        9.54%        0.05%
   Multi-family.............................       5         0.62        -                8        1.05         0.01
   Construction.............................      74         9.14        0.04            54        7.06         0.04
   Commercial real estate...................     195        24.07        0.11           195       25.49         0.13
   Land.....................................      53         6.54        0.03            39        5.10         0.03
                                            ---------- -------------  ----------    ---------- ------------ -----------
      Total mortgage loans..................     422        52.10        0.24           369       48.24         0.26
                                            ---------- -------------  ----------    ---------- ------------ -----------
Commercial and Consumer:
   Commercial...............................     263        32.47        0.15           168       21.96         0.11
   Consumer:
      Home equity...........................      88        10.86        0.05            50        6.54         0.04
      Automobile............................      31         3.83        0.02            27        3.53         0.02
                                            ---------- -------------  ----------    ---------- ------------ -----------
       Total commercial and consumer........     382        47.16        0.22           245       32.03         0.17
                                            ---------- -------------  ----------    ---------- ------------ -----------
Unallocated.................................       6         0.74        -              151       19.73         0.11
                                            ---------- -------------  ----------    ---------- ------------ -----------
Total.......................................    $810       100.00%       0.46%         $765      100.00%        0.54%
                                            ========== =============  ==========    ========== ============ ===========

INVESTMENT ACTIVITIES

      The investment policy of the bank, as approved by the board of directors, requires management to maintain adequate liquidity and generate a favorable return on investments, to complement the bank's lending activities without incurring undue interest rate and credit risk. The bank primarily utilizes investments in securities for liquidity management, as a source of income and as a method of deploying excess funds not utilized for investment in loans. Securities bought and held principally for sale in the near term, generally within 90 days are classified as trading.

      At September 30, 2001, the bank had invested $37.9 million in mortgage-backed securities, or 10.20% of total assets, of which $32.6 million were classified as available-for-sale and $5.3 million were classified as held-to- maturity. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment securities.

                                                                          September 30,
                                                      -----------------------------------------------------
                                                                 2001                       2000
                                                      -------------------------- --------------------------
                                                                     Estimated                  Estimated
                                                        Amortized      Market     Amortized       Market
                                                          Cost         Value         Cost         Value
                                                      ------------- ------------ ------------  ------------
                                                                         (in thousands)
Available-for-sale:
   Equity securities..................................  $      -     $      -      $ 2,157       $ 2,171
   Corporate debt securities..........................       974        1,025        1,967         1,924
   Federal agency securities..........................         -            -        1,000           976
   CMOs...............................................     6,971        6,994        3,410         3,358
   U.S. Government securities.........................   106,124      105,794       39,967        39,487
                                                      ------------- ------------ ------------  ------------
      Total available-for-sale........................   114,069      113,813       48,501        47,916
                                                      ------------- ------------ ------------  ------------
Held-to-maturity:
   Corporate debt securities..........................     1,029          991        1,037           965
   U.S. Government securities.........................    16,460       15,956       19,878        19,182
                                                      ------------- ------------ ------------  ------------
      Total held-to-maturity..........................    17,489       16,947       20,915        20,147
                                                      ------------- ------------ ------------  ------------
      Total investment securities.....................  $131,558     $130,760      $69,416       $68,063
                                                      ============= ============ ============  ============
Investment securities with:
   Fixed rates........................................  $  3,443     $  3,477      $ 7,752       $ 7,572
   Adjustable rates...................................   128,115      127,283       61,664        60,491
                                                      ------------- ------------ ------------  ------------
      Total...........................................  $131,558     $130,760      $69,416       $68,063
                                                      ============= ============ ============  ============
Trading securities(1).................................  $      -     $      -      $     -       $ 1,946
                                                      ============= ============ ============  ============
(1)   Consists of federal agency securities.



         The following table sets forth information regarding the amortized cost and estimated market value of the bank's mortgage-backed securities.

                                                                        September 30,
                                                  ----------------------------------------------------------
                                                             2001                            2000
                                                  --------------------------      --------------------------
                                                                 Estimated                       Estimated
                                                   Amortized       Market          Amortized       Market
                                                      Cost         Value              Cost         Value
                                                  ------------  ------------      ------------  ------------
                                                                        (in thousands)
Available for sale:
   FHLMC..........................................     $11,770       $11,745           $10,772       $10,705
   FNMA...........................................      19,059        19,020            26,880        26,555
   GNMA...........................................       1,797         1,788             1,430         1,404
                                                  ------------  ------------      ------------  ------------
      Total.......................................      32,626        32,553            39,082        38,664
                                                  ------------  ------------      ------------  ------------
Held-to-maturity:
   FHLMC..........................................       2,276         2,303             2,817         2,739
   FNMA...........................................       2,974         3,023             3,868         3,713
                                                  ------------  ------------      ------------  ------------
       Total Held-to-maturity.....................       5,250         5,326             6,685         6,452
                                                  ------------  ------------      ------------  ------------
       Total......................................     $37,876       $37,879           $45,767       $45,116
                                                  ============  ============      ============  ============
Mortgage-backed securities with:
   Fixed rates....................................     $ 3,445       $ 3,445           $ 7,260       $ 7,068
   Adjustable rates...............................      34,431        34,434            38,507        38,048
                                                  ------------  ------------      ------------  ------------
      Total.......................................     $37,876       $37,879           $45,767       $45,116
                                                  ============  ============      ============  ============
      Trading securities (1)......................     $     -       $ 1,312           $     -       $20,820
                                                  ============  ============      ============  ============




           The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities available-for-sale and mortgage-
backed securities available-for-sale.

                                                                        At September 30, 2001
                           ---------------------------------------------------------------------------------------------------------
                                                     More than One       More than Five
                             One Year or Less     Year to Five Years   Years to Ten Years   More than Ten Years          Total
                           --------------------- -------------------- -------------------- ---------------------- ------------------
                                        Weighted            Weighted              Weighted            Weighted             Weighted
                            Carrying    Average   Carrying   Average   Carrying   Average   Carrying  Average   Carrying   Average
                              Value      Yield     Value      Yield      Value     Yield      Value     Yield     Value     Yield
                           ----------- --------- --------- ---------- ---------- --------- ---------- --------- ---------- ---------
                                                                     (dollars in thousands)
Investment securities
available-for-sale:
 Adjustable-rate securities:
   CMO's...................  $    -         - %   $    -          -%   $    -          - %   $  5,533   4.92%   $  5,533     4.92%
   U.S. Government agency..       -         -      1,305       7.89         -          -      104,489   7.14     105,794     7.15
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------
       Total...............       -         -      1,305       7.89         -          -      110,022   7.03     111,327     7.04
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------
 Fixed-rate:
   Corporate debt..........       -         -          -          -         -          -        1,025   7.11       1,025     7.11
   CMOs....................       -         -          -          -     1,461       7.39            -      -       1,461     7.39
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------
       Total...............       -         -          -          -     1,461       7.39        1,025   7.11       2,486     7.27
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------
Total investment securities
available-for-sale.........       -         -      1,305       7.89     1,461       7.39      111,047   7.03     113,813     7.05
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------

Mortgage-backed securities
available-for-sale:
 Adjustable-rate securities:
   FNMA....................       -         -        136       6.66         -          -       16,483   7.40      16,619     7.39
   FHLMC...................       -         -          -          -         -          -       11,560   7.13      11,560     7.13
   GNMA....................       -         -          -          -       362       7.60        1,426   7.42       1,788     7.45
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------
       Total...............       -         -        136       6.66       362       7.60       29,469   7.29      29,967     7.29
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------
 Fixed-rate:
   FNMA....................       -         -        520       7.99       771       9.09        1,111   9.02       2,402     8.82
   FHLMC...................       -         -        184       7.49         -          -            -      -         184     7.49
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------
       Total...............       -         -        704       7.85       771       9.09        1,111   9.02       2,586     8.72
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------
Total mortgage-backed
securities available-for-sale     -         -        840       7.66     1,133       8.61       30,580   7.36      32,553     7.41
                             ---------  -------- ---------  ---------  ----------  --------- --------- -------  ---------   -------
Total investments..........  $    -         - %   $2,145       7.80%   $2,594       7.92%    $141,627   7.10%   $146,366     7.13%
                             =========  ======== =========  =========  ==========  ========= ========= =======  ==========  =======

           The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's held-to-maturity investment securities held-to-maturity and mortgage-backed securities held-to-maturity.

                                                                        At September 30, 2001
                           ---------------------------------------------------------------------------------------------------------
                                                     More than One       More than Five
                             One Year or Less     Year to Five Years   Years to Ten Years   More than Ten Years          Total
                           --------------------- -------------------- -------------------- ---------------------- ------------------
                                        Weighted            Weighted              Weighted            Weighted             Weighted
                            Carrying    Average   Carrying   Average   Carrying   Average   Carrying  Average   Carrying   Average
                              Value      Yield     Value      Yield      Value     Yield      Value     Yield     Value     Yield
                           ----------- --------- --------- ---------- ---------- --------- ---------- --------- ---------- ---------
                                                                     (dollars in thousands)
Investment securities
held-to-maturity:
 Adjustable-rate securities:
   U.S. Government
    agency.................. $    -         - %   $  679       6.63%     $1,459     7.85%    $14,322    6.40%    $16,460     6.54%
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------
       Total................      -         -        679       6.63       1,459     7.85      14,322    6.40      16,460     6.54
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------
 Fixed-rate:
   Corporate debt...........      -         -      1,029       7.15           -        -           -       -       1,029     7.15
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------
       Total................      -         -      1,029       7.15           -        -           -       -       1,029     7.15
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------
Total investment securities
 held-to-maturity...........      -         -      1,708       6.94       1,459     7.85      14,322    6.40      17,489     6.57
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------

Mortgage-backed securities
 held-to-maturity:
 Adjustable-rate securities:
   FNMA.....................      -         -          -          -          -         -       2,124    6.41       2,124     6.41
   FHLMC....................      -         -          -          -          -         -       2,276    7.10       2,276     7.10
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------
       Total................      -         -          -          -          -         -       4,400    6.77       4,400     6.77
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------
 Fixed-rate:
   FNMA.....................      -         -          -          -          -         -         850    6.50         850     6.50
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------
       Total................      -         -          -          -          -         -         850    6.50         850     6.50
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------
Total mortgage-backed
 securities held-to-maturity      -         -          -          -          -         -       5,250    6.72       5,250     6.72
                            ---------- --------- --------- ---------- ---------- --------- ---------- --------- ----------  -------
Total held-to-maturity
 investments................ $    -         - %   $1,708       6.94%    $1,459      7.85%    $19,572    6.49%    $22,739     6.61%
                            ========== ========= ========= ========== ========== ========= ========== ========= ==========  =======

SOURCES OF FUNDS

      GENERAL. Deposits, loan repayments and prepayments, cash flows generated from operations, Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements are the primary sources of the bank's funds for use in lending, investing and for other general purposes.

      DEPOSITS. Because the bank has aggressively marketed its deposit products, expanded its branch network and used brokered deposits to fund its mortgage-banking activities, total deposits increased to $230.0 million at September 30, 2001 from $188.4 million at September 30, 2000, an increase of 22.08%. Certificates of deposit increased $15.5 million. The bank offers a variety of deposit accounts with a range of interest rates and terms. The bank's deposits consist of checking, money market, savings, NOW, certificate accounts and Individual Retirement Accounts. Of the funds deposited in the bank, 64.08% are in certificate of deposit accounts at September 30, 2001. At September 30, 2001, transaction-based accounts (savings, NOW, money market and noninterest bearing deposits) represented 35.92% of total deposits.

      At September 30, 2001, $114.3 million, or 77.59% of the bank's certificate of deposit accounts were to mature within one year.


    The following table sets forth the distribution and the rates paid on each category of the bank's deposits.

                                                                    At September 30,
                                       --------------------------------------------------------------------------
                                                       2001                                  2000
                                       ------------------------------------  ------------------------------------
                                                    Percent of                            Percent of
                                                      Total        Rate                      Total        Rate
                                        Balance      Deposits      Paid        Balance     Deposits       Paid
                                       ----------  ------------ -----------  ----------- ------------- ----------
                                                                 (dollars in thousands)
Savings accounts.......................$    4,641       2.02%      3.15%       $  5,808       3.08%       2.51%
Now and money market accounts..........    71,229      30.97       3.50          46,263      24.56        5.22
Certificates of deposit................   147,365      64.08       5.26         131,893      70.01        6.18
Noninterest-bearing deposits:
    Demand deposits....................     6,747       2.93       -              4,423       2.35        -
                                       ----------  ------------ -----------  ----------- ------------- ----------
        Total deposits.................  $229,982     100.00%      4.52%       $188,387     100.00%       5.69%
                                       ==========  ============ ===========  =========== ============= ==========

         The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.

                                                                     At September 30, 2001
                                                                   --------------------------
                                                                     Amount           Rate
                                                                   ----------      ----------
                                                                      (dollars in thousands)
Balances maturing:
Three months or less..............................................  $  38,617          5.37%
Three months to one year..........................................     75,728          5.29
One year to three years...........................................     29,873          4.95
Over three years..................................................      3,147          5.64
                                                                   ----------      ----------
         Total....................................................   $147,365          5.26%
                                                                   ==========      ==========

         At September 30, 2001, the bank had $36.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:
                                                                                      Weighed
                                                                                      Average
                          Maturity Period                            Amount             Rate
------------------------------------------------------------------------------      -----------
                                                                       (dollars in thousands)
Three months or less...............................................   $  8,461          5.69%
Over 3 through 6 months............................................      7,017          5.69
Over 6 through 12 months...........................................     12,915          5.08
Over 12 months.....................................................      8,482          5.11
                                                                   -----------      -----------
      Total........................................................    $36,875          5.34%
                                                                   ===========      ===========

      BORROWINGS. FHLB advances amounted to $74.5 million at September 30, 2001 an increase from the $46.1 million at September 30, 2000 and other borrowings (reverse repurchase agreements) amounted to $43.3 million an increase of $6.6 million compared to $36.7 million at September 30, 2000. During the fiscal year ended September 30, 2001, all reverse repurchase agreements represented agreements to repurchase the same securities. At September 30, 2001, borrowings consisted of FHLB advances and reverse repurchase agreements totaling $117.8 million.


     The following table sets forth information regarding the bank's borrowed funds:

                                                                                  At or for the years
                                                                                         ended
                                                                                     September 30,
                                                                              ---------------------------
                                                                                  2001          2000
                                                                              ------------  -------------
                                                                                  (dollars in thousands)
FHLB Advances:
Average balance outstanding..................................................      $60,784     $55,691
Maximum amount outstanding at any month-end during the period................       74,500      76,800
Balance outstanding at end of period.........................................       74,500      46,100
Weighted average interest rate during the period.............................        5.59%       6.14%
Weighted average interest rate at end of period..............................        4.47%       6.33%

Reverse repurchase agreements:
Average balance outstanding..................................................       43,217      31,100
Maximum amount outstanding at any month-end during the period................       53,279      39,605
Balance outstanding at end of period.........................................       43,323      36,736
Weighted average interest rate during the period.............................        5.14%       6.45%
Weighted average interest rate at end of period..............................        3.32%       6.62%

SUBSIDIARY ACTIVITIES

      Our sole subsidiary is the bank, the bank has one wholly-owned subsidiary, Greater Atlantic Mortgage Corporation, and in furtherance of our community banking focus, we have expanded the operations of Greater Atlantic Mortgage in order to diversify our revenue stream and support our growth. The strategy of Greater Atlantic Mortgage is to originate mortgage loans for sale in the secondary market and to develop profitable niche mortgage products, such as Federal Housing Administration ("FHA") streamline refinancings and the origination of loans on condominiums in connection with the conversion of cooperative apartments to condominiums. Currently, the operations of Greater Atlantic Mortgage employ approximately 60 persons in Tysons Corner, Virginia, Wheaton and Rockville, Maryland, Martinsburg, West Virginia and Ft. Lauderdale, Florida. For the fiscal year ended September 30, 2001, Greater Atlantic Mortgage originated $246.9 million of single-family residential loans, respectively, the majority of which consisted of loans insured by the FHA or partially guaranteed by the Veterans Administration ("VA") which were pre-sold in the secondary market with servicing released.

PERSONNEL

      As of September 30, 2001, we had 143 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

                        REGULATION AND SUPERVISION
GENERAL

      As a savings and loan holding company, Greater Atlantic Financial is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Greater Atlantic is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Greater Atlantic is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Greater Atlantic must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Greater Atlantic's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on Greater Atlantic Financial, Greater Atlantic and their operations. Certain of the regulatory requirements applicable to Greater Atlantic and to Greater Atlantic Financial are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10- KSB does not purport to be a complete description of such statutes and regulations and their effects on Greater Atlantic and Greater Atlantic Financial.

HOLDING COMPANY REGULATION

      Greater Atlantic Financial is a unitary savings and loan holding company under federal law because Greater Atlantic is its only insured subsidiary. Under prior law, a unitary savings and loan holding company, such as Greater Atlantic Financial was not generally restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "--FEDERAL SAVINGS INSTITUTION REGULATION--QUALIFIED THRIFT LENDER TEST." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies as described below. Further, the Gramm-Leach- Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grand-fathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the association continues to comply with the QTL Test. Greater Atlantic Financial does not qualify for the grandfather and is limited to such activities. If Greater Atlantic Financial acquires another savings institution or savings bank that is not a problem institution, that meets the qualified thrift lender test and that the Office of Thrift Supervision considers to be a savings institution, Greater Atlantic Financial would become a multiple savings and loan holding company if the acquired institution is held as a separate subsidiary and not merged into Greater Atlantic. As a multiple savings and loan holding company, Greater Atlantic Financial would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and to certain activities authorized by Office of Thrift Supervision regulation.

      A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of Greater Atlantic Financial and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

      Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Greater Atlantic must notify the Office of Thrift Supervision 30 days before declaring any dividend to Greater Atlantic Financial. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

      ACQUISITION OF THE HOLDING COMPANY. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the outstanding voting stock of Greater Atlantic Financial, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Greater Atlantic Financial. Under the Federal Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL SAVINGS INSTITUTION REGULATION

      BUSINESS ACTIVITIES. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, E.G., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

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

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At September 30, 2001, Greater Atlantic met each of its capital requirements.

      The following table presents the bank's capital position at September 30, 2001.

                                                                                             Capital
                                                                        Excess      --------------------------
                                           Actual        Required     (Deficiency)     Actual       Required
                                          Capital        Capital        Amount         Percent      Percent
                                       -------------- -------------- -------------- ------------- ------------
                                                                (dollars in thousands)
Tangible..........................        $20,365       $  5,548        $14,817          5.51%        1.50%
Core (Leverage)...................         20,365         14,794          5,571          5.51         4.00
Risk-based........................         21,175         14,910          6,265         11.36         8.00

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

      INSURANCE OF DEPOSIT ACCOUNTS. Greater Atlantic is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

      The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2001, FICO payments for Savings Association Insurance Fund members approximated 2.07 basis points.

      Greater Atlantic's assessment rate for fiscal 2001 ranged from 184 to 196 basis points. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in the premiums payable to the Savings Association Insurance Fund would likely have an adverse effect on the operating expenses and results of operations of Greater Atlantic. Management cannot predict what insurance assessments rates will be in the future.

      Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Greater Atlantic does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2001, Greater Atlantic's limit on loans to one borrower was $3.2 million, and Greater Atlantic's largest aggregate outstanding balance of loans to one borrower was $3.1 million.

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

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2001, Greater Atlantic maintained 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

      LIMITATION ON CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. An application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Greater Atlantic, it is a subsidiary of a holding company. In the event Greater Atlantic's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Greater Atlantic's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

      LIQUIDITY. The OTS has issued a final rule implementing a recent amendment to the HOLA removing a requirement to maintain a specified level of liquid assets and placing savings institutions on the same basis as other insured depositories that do not have a statutorily mandated liquidity requirement. The OTS final rule requires savings institutions and their service corporations maintain sufficient liquidity to ensure their safe and sound operation.

      ASSESSMENTS. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in Greater Atlantic's latest quarterly thrift financial report. The assessments paid by Greater Atlantic for the fiscal year ended September 30, 2001, totaled $75,000.

      TRANSACTIONS WITH RELATED PARTIES. Greater Atlantic's authority to engage in transactions with "affiliates" (E.G., any company that controls or is under common control with an institution, including Greater Atlantic Financial and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

      Greater Atlantic's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Greater Atlantic may make to insiders based, in part, on Greater Atlantic's capital position and requires certain board approval procedures to be followed.

      ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

FEDERAL HOME LOAN BANK SYSTEM

      Greater Atlantic is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Greater Atlantic, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Greater Atlantic was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2001 of $3.9 million.

      The Federal Home Loan Banks are required to provide funds used for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. Those requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Greater Atlantic's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

FEDERAL RESERVE SYSTEM

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.7 million to and including $41.3 million; a 10% reserve ratio is applied above $41.3. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Greater Atlantic complies with the foregoing requirements.

COMMUNITY REINVESTMENT ACT

      Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. Greater Atlantic's latest Community Reinvestment Act rating, received from the Office of Thrift Supervision was "Satisfactory."

                           FEDERAL AND STATE TAXATION

      GENERAL. The company and the bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the bank or the company. The bank has not been audited by the IRS or the Virginia Department of Taxation ("DOT") in the past five years.

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


ITEM 2.    PROPERTIES

      We currently conduct our business from nine full-service banking offices and our administrative office.
The following table sets forth certain information concerning the bank's offices as of September 30, 2001.

                                                                                                 Net Book Value
                                                                                                 of Property or
                                                                    Original                        Leasehold
                                                                       Year        Date of        Improvements
                                                       Leased or    Leased or        Lease             at
Location                                                 Owned      Acquired      Expiration    September 30, 2001
----------------------------------------------------- ------------ -----------   ------------  --------------------
                                                                                                  (in thousands)
ADMINISTRATIVE OFFICES:
10700 Parkridge Boulevard
Reston, Virginia 20191...............................    Leased       1998         03-31-03           $   94
BRANCH OFFICES:
11834 Rockville Pike
Rockville, Maryland 20852............................    Leased       1998         06-15-05              217
8070 Ritchie Highway
Pasadena, Maryland 21122.............................    Leased       1998         08-31-08               20
153 Defense Highway
Annapolis, Maryland 21401............................    Owned        2000                               875
250 N. Glebe Road
Arlington, Virginia 22203............................    Leased       1998         03-31-03               30
1025 Connecticut Avenue, N.W.
Washington, D.C. 20036...............................    Leased       1998         07-31-08              218
46901 Cedar Lakes Plaza
Sterling, Virginia 20164.............................    Leased       1999         02-28-19              347
43086 Peacock Market Plaza
South Riding, Virginia 20152.........................    Leased       2000         6-30-15               351
1 South Royal Avenue
Front Royal, Virginia 22630..........................    Owned        1977                               736
9484 Congress Street
New Market, Virginia 22844...........................    Owned        1989                               508
2147 Valley Avenue
Winchester, Virginia 22601...........................    Owned        2000                               317
2800 Valley Avenue
Winchester, Virginia 22601...........................    Owned        1978                               229
GREATER ATLANTIC MORTGAGE OFFICES:
8230 Old Courthouse Road
Vienna, Virginia 22182...............................    Leased       1995         12-31-04                1
11300 Rockville Pike
Rockville, Maryland 20852............................    Leased       2001         1-31-06                 1
2730 University Boulevard
Wheaton, Maryland 20902..............................    Leased       2000         9-30-05                 4
800 East Broward Boulevard
Ft. Lauderdale, Florida 33301........................    Leased       2001         4-30-02                 -
310 West King Street                                                               Month to
Martinsburg, West Virginia 25401.....................    Leased       2000          Month                  -
                                                                                                  ---------------
                                    Total.......................................................      $3,948
                                                                                                  ===============

      The total net book value of the company's furniture, fixtures and equipment at September 30, 2001 was $6.4 million. The properties are considered by management to be in good condition.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 2001, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      MARKET INFORMATION. The company's common stock is listed on the NASDAQ Stock Market under the symbol "GAFC". The company has not paid a dividend on it's common stock.

      As of September 30, 2001, there were 3,007,434 total shares outstanding and approximately 493 shareholders of record.

High/Low Stock Price                                            Fiscal Years September 30,
                                                    --------------------------------------------------
                                                             2001                       2000
                                                    -----------------------    -----------------------
                                                       High         Low           High         Low
First Quarter......................................      3         2 1/8          6 3/4       4 1/4
Second Quarter.....................................    5 1/8         3           4 15/32      3 3/8
Third Quarter......................................    4 3/4         3            3 7/8       2 1/2
Fourth Quarter.....................................    5 3/4       4 5/8            4        2 11/16

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

GENERAL

      The profitability of the company, and more specifically, the profitability of its primary subsidiary the bank, depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings.

      Our profitability is also affected by the level of its non-interest income and operating expenses. Non- interest income consists primarily of gains on sales of loans and available-for-sale investments, service charge fees and commissions earned by non-bank subsidiaries. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

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

                                                                             At or For the Years
                                                                             Ended September 30,
                                                                          -------------------------
                                                                             2001          2000
                                                                          -----------   -----------
                                                                            (In Thousands, Except
                                                                             Per Share Amounts)
Consolidated Statements of Operations Data:
   Interest income........................................................   $ 23,623      $ 17,772
   Interest expense.......................................................     17,247        13,094
                                                                           -----------   -----------
      Net interest income.................................................      6,376         4,678
   Provision for loan losses..............................................         55            13
                                                                           -----------   -----------
      Net interest income after provision for loan losses.................      6,321         4,665
   Noninterest income.....................................................      5,707         2,054
   Noninterest expense....................................................     12,550        10,957
                                                                           -----------   -----------
       Loss before taxes..................................................       (522)       (4,238)
   Income tax benefit.....................................................          -          (600)
                                                                           -----------   -----------
   Net loss...............................................................   $   (522)     $ (3,638)
                                                                           ===========   ===========
Per Share Data:
   Net loss:
     Basic ...............................................................   $  (0.17)     $  (1.21)
     Diluted .............................................................      (0.17)        (1.21)
   Book value ............................................................       7.04          6.94
   Tangible book value ...................................................       6.80          6.94
   Weighted average shares outstanding:
     Basic................................................................  3,007,434     3,007,434
     Diluted..............................................................  3,007,434     3,007,434
Consolidated Statements of Financial Condition Data:
   Total assets...........................................................   $370,604      $296,296
   Total loans receivable, net............................................    164,603       132,698
   Allowance for loan losses..............................................        810           765
   Mortgage-loans held for sale...........................................     14,683         5,599
   Investment securities (1) .............................................    131,302        70,777
   Mortgage-backed securities (1).........................................     39,115        66,169
   Total deposits.........................................................    229,982       188,387
   FHLB advances..........................................................     74,500        46,100
   Other borrowings.......................................................     43,323        36,736
   Total stockholders' equity.............................................     21,180        20,867
   Tangible capital.......................................................     20,365        20,295


                                                                        At or For the Years Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                           2001           2000
                                                                       ------------   ------------
                                                                        (In Thousands, Except Per
                                                                        Share Amounts and Yields)
Average Consolidated Statements of
Financial Condition Data:
   Total assets........................................................    $343,226       $251,417
   Investment securities(1)............................................     118,320         75,808
   Mortgage-backed securities(1).......................................      46,225         59,489
   Total loans.........................................................     164,790        106,917
   Allowance for loan losses...........................................        (800)          (599)
   Total deposits......................................................     207,657        137,272
   Total stockholders' equity..........................................      21,045         24,067

Performance Ratios (2):
   Return on average assets............................................       (0.15)%        (1.45)%
   Return on average equity............................................       (2.48)        (15.12)
   Equity to assets....................................................        6.13           9.57
   Net interest margin.................................................        1.94           1.93
   Efficiency ratio(3).................................................      103.86         162.76
Asset Quality Data:
   Non-performing assets to total assets, at period end................        0.14           0.12
   Non-performing loans to total loans, at period end..................        0.29           0.14
   Net charge-offs to average total loans..............................        0.07           0.06
   Allowance for loan losses to:
      Total loans......................................................        0.46%          0.54%
      Non-performing loans.............................................      160.08         394.33
Asset Quality Data:
   Non-performing loans................................................    $    506       $    194
   Non-performing assets...............................................         506            366
   Allowance for loan losses...........................................         810            765

Capital Ratios of the Bank:
   Leverage ratio......................................................        5.51%          6.85%
   Tier 1 risk-based capital ratio.....................................       10.94          13.71
   Total risk-based capital ratio......................................       11.36          14.23

(1)   Consists of securities classified as available-for-sale, held-to-maturity and for trading.
(2)   Ratios are presented on an annualized basis where appropriate.
(3)   Efficiency ratio consists of noninterest expense divided by net interest income and noninterest income.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

      NET INCOME. For the fiscal year ended September 30, 2001, the company incurred a loss of $522,000 or $0.17 per share compared to a loss of $3.6 million or $1.21 per share for fiscal year 2000. The $3.1 million decrease in net loss over the comparable period one year ago was primarily due to increases in net interest income and noninterest income. Those increases exceeded an increase in noninterest expense and a decrease in the bank's income tax benefit. The bank believes that due to continuing operating losses it is more appropriate not to recognize an income tax benefit for current period operating losses, and that pre-tax earnings or loss provide a better basis to compare period to period operations. Viewed from that perspective, the bank's pre-tax loss improved by $3.7 million from a loss of $4.2 million for the fiscal year ended 2000 to a loss of $522,000 for the current year. The reduction in interest rates, coupled with the continued growth of the bank have led to an improvement in both net interest income and noninterest income.

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

      The following table presents a comparison of the components of interest income and expense and net interest income.

                                                 Years Ended
                                                 September 30,             Difference
                                            -----------------------  -----------------------
                                               2001         2000       Amount         %
                                            -----------  ----------  ----------- -----------
                                                         (dollars in thousands)
Interest income:
   Loans...................................     $12,658    $  8,462     $4,196      49.59%
   Investments.............................      10,965       9,310      1,655      17.78
                                            -----------  ----------  ----------- -----------
     Total.................................      23,623      17,772      5,851      32.92
                                            -----------  ----------  ----------- -----------

Interest expense:
   Deposits................................      11,629       7,668      3,961      51.66
   Borrowings..............................       5,618       5,426        192       3.54
                                            -----------  ----------  ----------- -----------
     Total.................................      17,247      13,094      4,153      31.72
                                            -----------  ----------  ----------- -----------
Net interest income........................     $ 6,376    $  4,678     $1,698      36.30%
                                            ===========  ==========  =========== ===========

      Our growth in net interest income for fiscal year 2001 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $87.1 million or 35.97% over the comparable period one-year ago coupled with a one basis point increase in net interest margin (net interest income divided by average interest-earning assets). The increase in net interest margin resulted from the decrease on rates paid for interest bearing liabilities exceeding the decrease in yields earned on interest earning assets by 14 basis points. That decrease was offset by an increase in average interest-bearing liabilities exceeding the increase in average interest-earning assets by $474,000.

      INTEREST INCOME. Interest income for the fiscal year ended September 30, 2001 increased $5.9 million from fiscal year 2000 primarily as a result of an increase in the average outstanding balances in loans and investment securities. The increase in interest income from the loan portfolio for fiscal year 2001 compared to interest income earned for fiscal 2000 resulted from an increase of $57.9 million in the average balance of loans outstanding. That increase was coupled with an increase of $29.2 million in the average outstanding balance in the investment and mortgage-backed securities portfolios and was offset by a 17 basis point decrease in the average yield earned on the loan and investment portfolios.

      INTEREST EXPENSE. The $4.2 million increase in interest expense on deposits and borrowed funds for fiscal year 2001 compared to fiscal year 2000 was principally the result of a significant increase in the average outstanding balances in total deposits and borrowed funds, and was offset by a 31 basis point decrease in the average cost of funds. The increase in interest expense on deposits was primarily due to an increase in average certificates of deposit and NOW and money market accounts of $67.8 million, or 49.97%, from $135.7 million for fiscal 2000 to $203.6 million for fiscal 2001. The average rate we paid for deposits increased from 5.59% for fiscal 2000 to 5.60% for fiscal 2001. That increase in rate was coupled with an increase of $70.4 million in the average outstanding balance of deposits. The increase in interest expense on borrowings was primarily due to an increase in average borrowings of $17.2 million, and was offset in part by an 85 basis point decline in the average cost of funds.


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

                                                                    For the Years Ended September 30,
                                                 ------------------------------------------------------------------------
                                                                2001                                 2000
                                                 ----------------------------------- ------------------------------------
                                                               Interest    Average                 Interest     Average
                                                   Average      Income/     Yield/     Average      Income/     Yield/
                                                   Balance      Expense      Rate      Balance      Expense      Rate
                                                 ------------ ----------- ---------- ------------ ----------- -----------
                                                                           (dollars in thousands)
Assets:
Interest-earning assets:
   Real estate loans...........................    $124,646    $  9,298      7.46%    $ 87,468    $  6,699       7.66%
   Consumer loans..............................      29,106       2,287      7.86       13,980       1,236       8.84
   Commercial business loans...................      11,038       1,073      9.72        5,469         527       9.64
                                                 ------------ ----------- ---------- ------------ ----------- -----------
      Total loans..............................     164,790      12,658      7.68      106,917       8,462       7.91
Investment securities..........................     118,320       7,897      6.67       75,808       5,380       7.10
Mortgage-backed securities.....................      46,225       3,068      6.64       59,489       3,930       6.61
                                                 ------------ ----------- ---------- ------------ ----------- -----------
      Total interest-earning assets............     329,335      23,623      7.17      242,214      17,772       7.34
                                                              ----------- ----------              ----------- -----------
Non-earning assets.............................      13,891                              9,203
                                                 ------------                        ------------
    Total assets...............................    $343,226                           $251,417
                                                 ============                        ============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings accounts............................    $  4,089         136      3.33     $  1,532          40       2.61
   Now and money market accounts...............      59,783       2,744      4.59       34,882       1,772       5.08
   Certificates of deposit.....................     143,785       8,749      6.08      100,858       5,856       5.81
                                                 ------------ ----------- ---------- ------------ ----------- -----------
      Total deposits...........................     207,657      11,629      5.60      137,272       7,668       5.59
   FHLB advances...............................      60,784       3,396      5.59       55,691       3,419       6.14
   Other borrowings............................      43,217       2,222      5.14       31,100       2,007       6.45
                                                 ------------ ----------- ---------- ------------ ----------- -----------
    Total interest-bearing liabilities.........     311,658      17,247      5.53      224,063      13,094       5.84
                                                              ----------- ----------              ----------- -----------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits..........       8,767                              1,916
  Other liabilities............................       1,756                              1,371
                                                 ------------                        ------------
    Total liabilities..........................     322,181                            227,350
Stockholders' equity...........................      21,045                             24,067
                                                 ------------                        ------------
    Total liabilities and stockholders' equity.    $343,226                           $251,417
                                                 ============                        ============
Net interest income............................                $  6,376                            $ 4,678
                                                              ===========                         ===========
Interest rate spread...........................                              1.64%                               1.50%
                                                                          ==========                          ===========
Net interest margin............................                              1.94%                               1.93%
                                                                          ==========                          ===========

      RATE/VOLUME ANALYSIS. The following table presents certain information regarding changes in interest income and interest expense attributable to changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities for the periods indicated. The changes in interest attributable to both rate and volume has been allocated to the changes in rate and volume on a pro rata basis.

                                                Years Ended September 30,
                                                      2001 vs. 2000
                                           ---------------------------------
                                                 Change Attributable to
                                           ---------------------------------
                                             Volume       Rate       Total
                                           ---------- ----------- ----------
                                                    (in thousands)
Real estate loans..........................    $2,847    $   (248)    $2,599
Consumer loans.............................     1,337        (286)     1,051
Commercial business loans..................       537           9        546
                                           ---------- ----------- ----------
      Total loans..........................     4,721        (525)     4,196
Investments................................     3,017        (500)     2,517
Mortgage-backed securities.................      (876)         14       (862)
                                           ---------- ----------- ----------
Total interest-earning assets..............    $6,862    $ (1,011)    $5,851
                                           ========== =========== ==========

Savings accounts...........................    $   67    $     29     $   96
Now and money market accounts..............     1,265        (293)       972
Certificates of deposit....................     2,492         401      2,893
                                           ---------- ----------- ----------
  Total deposits...........................     3,824         137      3,961
FHLB advances..............................       313        (336)       (23)
Other borrowings...........................       782        (567)       215
                                           ---------- ----------- ----------
Total interest-bearing liabilities.........    $4,919    $   (766)    $4,153
                                           ========== =========== ==========
Change in net interest income..............    $1,943    $   (245)    $1,698
                                           ========== =========== ==========

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

      The increase in non-performing loans of $312,000 during fiscal 2001, resulted primarily from the $196,000 increase in single family loans and a $122,000 increase in non-performing construction loans. The provision for loan losses was increased from $13,000 during fiscal 2000 to $55,000 during fiscal 2001. The increase in provision is directly related to the increase in non-performing loans. Net charge-offs increased from $63,000 during fiscal 2000 to $110,000 during fiscal 2001 as management took a more aggressive posture in assessing collectibility of classified loans. Management expects charge-offs to increase in the future as a result of the increase in its total loan portfolio during fiscal 2001. While we have continued our loan loss provisions in response to our continued growth in real estate loans, we have allowed our allowance for loan losses to decline as a percentage of loans due to the continuation of the low percentages of our charge-offs and non-performing loans.

      NONINTEREST INCOME. Noninterest income increased $3.7 million during fiscal 2001, over the comparable period one year ago, primarily as a result of the increase in gain on sale of loans, reflecting an increased volume of loan originations and sales from the company's mortgage banking activities. That increase was coupled with an increase in gains on the sale of investments and an increase in service fees on loans and deposits. That increase in gain on sales of investment securities occurred as a result of a loss of $1.0 million recognized during fiscal 2000 when the bank transferred $22.8 million in securities from available for sale to trading resulting in a loss of $580,000, with the remaining $420,000 of loss on sale resulting from sales of $18.0 million in securities as the bank restructured its investment securities portfolio, with no comparable loss occurring during fiscal 2001. The increase in service fees on loans and deposits relates primarily to the bank's acquisition of Dominion Savings Bank, with a full year of activity being realized, and increased loan production at Greater Atlantic Mortgage. The significant level of gains on sale of loans in fiscal 2001 resulted from the company taking advantage of loan origination volumes coupled with home loan refinancing and a favorable interest rate environment which enabled the company to sell at a gain loans through Greater Atlantic Mortgage.

      During the fiscal year ended September 30, 2001, loan disbursements originated for sale amounted to $249.9 million compared to $117.0 million during the comparable period one year ago. The $132.9 million increase in loans originated and disbursed was largely attributable to decreases in market interest rates, which increased home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Proceeds from the sale of loans for fiscal 2001 amounted to $245.2 million compared to $121.3 million during the comparable period one year ago. Sales of loans resulted in gains of $4.3 million and $2.5 million for fiscal 2001 and fiscal 2000, respectively.

       The following table presents a comparison of the components of noninterest income.

                                                           Years Ended
                                                          September 30,                  Difference
                                                    --------------------------   --------------------------
                                                       2001           2000         Amount           %
                                                    -----------    -----------   -----------   ------------
                                                                    (dollars in thousands)
Noninterest income:
   Gain on sale of loans............................   $4,335        $ 2,466        $1,869         75.79%
   Service fees on loans............................      673            464           209         45.04
   Service fees on deposits.........................      456            177           279        157.63
   Gain (loss) on sale of investment securities.....      194         (1,025)        1,219        118.93
   Gain on sale of real estate owned................       45             14            31        221.43
   Other operating income...........................        4            (42)           46        109.52
                                                    -----------    -----------   -----------   ------------
      Total noninterest income......................   $5,707        $ 2,054        $3,653        177.85%
                                                    ===========    ===========   ===========   ============

     NONINTEREST EXPENSE. Noninterest expense for fiscal 2001, amounted to $12.6 million, an increase of $1.6 million or 14.54% from the $11.0 million incurred in fiscal 2000. Excluding non-recurring expenses of $1.6 million during fiscal 2000, as a result of the settlement of a lawsuit and related legal fees, noninterest expense increased $3.2 million over the comparable period one year ago. The increase in the bank's noninterest expense was primarily in compensation of $1.3 million, depreciation expense on furniture fixtures and equipment of $180,000, data processing of $477,000, occupancy of $413,000 and other operating expense of $481,000, when factoring in $1.3 million related to the settlement. Those increases were attributable to the continued expansion and growth of the bank and an increase in commissions to loan officers due to increased loan production and the related employee benefit cost associated with the increase in compensation.

         The following table presents a comparison of the components of noninterest expense.

                                                           Years Ended
                                                          September 30,               Difference
                                                     ------------------------  ------------------------
                                                        2001         2000        Amount          %
                                                     -----------  -----------  ----------   -----------
                                                                  (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits................    $ 6,054      $ 4,738      $1,316       27.78%
   Occupancy.........................................      1,607        1,194         413       34.59
   Professional services.............................        818          794          24        3.02
   Advertising.......................................        522          547         (25)      (4.57)
   Deposit insurance premium.........................         36           52         (16)     (30.77)
   Furniture, fixtures and equipment.................        668          488         180       36.89
   Data processing...................................        887          410         477      116.34
   Loss from foreclosed real estate..................          3           10          (7)     (70.00)
   Other operating expense...........................      1,955        2,724        (769)     (28.23)
                                                     -----------  -----------  ----------   -----------
     Total noninterest expense.......................    $12,550      $10,957      $1,593       14.54%
                                                     ===========  ===========  ==========   ===========


      INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Since, as previously indicated, the bank no longer recognizes a tax benefit for current operating losses there was no income tax benefit for fiscal 2001 compared to a benefit of $600,000 in 2000.

      Management has provided a valuation allowance for net deferred tax assets of $2.5 million, as they are unable to determine the timing of the generation of future taxable income.

      At September 30, 2001, the Company has net operating loss carryforwards totaling approximately $9.1 million, which expire in the years 2006 to 2020. As a result of the change in ownership of the Bank, approximately $1.7 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

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

      The table below illustrates the maturities or repricing of the company's assets and liabilities, including noninterest-bearing sources of funds to specific periods at September 30, 2001. Estimates and assumptions concerning prepayment rates of major asset categories are based on information obtained from the FHLB of Atlanta on projected prepayment levels on mortgage-backed and related securities and decay rates on savings, NOW and money market accounts. The bank believes that such information is consistent with our current experience.

                                                                                   One Year       Three
                                                        91 Days       181 Days        to        Years to        Five
                                          90 Days          to            to          Three         Five        Years
Maturing or Repricing Periods              or Less      180 Days      One Year       Years        Years       or More        Total
--------------------------------------  ------------  ------------  ------------  -----------  -----------  ------------  ----------
                                                                            (dollars in thousands)
Interest-earning assets:
Loans:
   Adjustable and balloon (1).........     $  20,451      $  6,577       $25,654      $31,781     $  9,119    $       94   $  93,676
   Fixed-rate (2).....................        16,146           506           976        3,460        2,841         8,196      32,125
   Second mortgages (3)...............           430           141           267          893          666           978       3,375
   Commercial business................         9,260           358           708        2,733          222             -      13,281
   Consumer...........................        35,165           167           316        1,041          311             -      37,000
Investment securities.................       120,903            45            88          330        2,296         4,511     128,173
Mortgage-backed securities............         6,686         6,617        10,299        9,339        4,237         1,180      38,358
                                        ------------  ------------  ------------  -----------  -----------  ------------  ----------
      Total...........................       209,041        14,411        38,308       49,577       19,692        14,959     345,988
                                        ------------  ------------  ------------  -----------  -----------  ------------  ----------
Interest-bearing liabilities:
Deposits:
   Savings accounts...................           232           232           324        1,205          788         1,854       4,635
   NOW accounts.......................         1,731         1,731         1,875        4,903        1,298         2,884      14,422
   Money market accounts..............        14,769        14,769        15,337        6,249        2,840         2,841      56,805
   Certificates of deposit............        38,775        23,392        52,337       29,871        3,053            95     147,523
Borrowings:
   FHLB advances......................        46,500         3,000             -            -            -        25,000      74,500
   Other borrowings...................        43,323             -             -            -            -             -      43,323
                                        ------------  ------------  ------------  -----------  -----------  ------------  ----------
      Total...........................       145,330        43,124        69,873       42,228        7,979        32,674     341,208
                                        ------------  ------------  ------------  -----------  -----------  ------------  ----------
GAP...................................      $ 63,711      $(28,713)     $(31,565)    $  7,349      $11,713      $(17,715)  $   4,780
                                        ============  ============  ============  ===========  ===========  ============  ==========
Cumulative GAP........................      $ 63,711      $ 34,998     $   3,433      $10,782      $22,495     $   4,780
                                        ============  ============  ============  ===========  ===========  ============
Ratio of Cumulative GAP
to total earning assets...............        18.41%        10.12%         0.99%        3.12%        6.50%         1.38%
                                        ============  ============  ============  ===========  ===========  ============

      As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to re-price over the next twelve months, was asset sensitive in the amount of $3.4 million at September 30, 2001.

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

      The following table sets forth the earnings at risk analysis that measures the sensitivity of net interest income to changes in interest rates at September 30, 2001:

              Net Interest Income Sensitivity Analysis
--------------------------------------------------------------------
                                      Basis Point        Percent
   Changes in       Net Interest         Change           Change
   Rate (bp)           Margin          from Base        from Base
----------------   --------------    --------------   --------------
    + 300                3.13%            (0.09)%          (2.80)%
    + 200                3.16             (0.06)           (1.86)
    + 100                3.20             (0.02)           (0.62)
        -                3.22              -                -
    - 100                3.21             (0.01)           (0.31)
    - 200                3.12             (0.10)           (3.11)
    - 300                2.85             (0.37)          (11.49)

      The table indicates that, if based on an immediate and sustained 200 basis point increase in market interest rates, net interest margin, as measured as a percent of total assets, would decrease by 6 basis points or 1.86%. Conversely, if interest rates decrease 200 basis points net interest margin, as a percent of total assets, would decrease by 10 basis points or 3.11%.

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

      Presented below, as of September 30, 2001, is an analysis of our interest rate risk as measured by changes in net portfolio value for parallel shifts of 200 basis points in market interest rates:

                                               Net Portfolio Value as a percent
                                                of the Present Value of Assets
                                               ---------------------------------
                                                 Net Portfolio       Change in
                        Net Portfolio Value       Value Ratio        NPV Ratio
                   ---------------------------- --------------     -------------
   Changes in          Dollar          Percent
   Rates (bp)          Change          Change
----------------   --------------   -----------
                       (dollars in thousands)
    + 200          $ 5,818              26.18%        7.57%            1.57%
    + 100            3,134              14.10         6.92             0.92
        -                -               -            6.00             -
    - 100           (3,283)            (14.77)        5.11            (0.89)
    - 200           (3,699)            (16.64)        5.00            (1.00)

      The improvement in net portfolio value of $5.8 million or 26.18% in the event of a 200 basis point increase in rates is a result of the current amount of adjustable rate loans and investments held by the bank as of September 30, 2001. The foregoing decline in net portfolio value, in the event of an increase in interest rates of 200 basis points, currently exceeds the company's internal board guidelines.

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

      The bank's most liquid assets are cash and cash equivalents, securities available-for-sale and trading securities. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At September 30, 2001, cash and cash equivalents, interest bearing deposits and securities available-for-sale and trading securities totaled $151.1 million, or 40.77% of total assets.

      The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the year ended September 30, 2001, the bank's loan originations and purchases totaled $103.9 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $106.4 million for the year ended September 30, 2001.

      The bank has other sources of liquidity if a need for additional funds arises. At September 30, 2001, the bank had $74.5 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $36.7 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

      At September 30, 2001, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $99.4 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 2001, totaled $114.3 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

      CAPITAL RESOURCES. At September 30, 2001, the bank exceeded all minimum regulatory capital requirements with a tangible capital level of $20.4 million, or 5.51% of total adjusted assets, which exceeds the required level of $5.5 million, or 1.50%; core capital of $20.4 million, or 5.51% of total adjusted assets, which exceeds the required level of $14.8 million, or 4.00%; and risk-based capital of $21.2 million, or 11.36% of risk- weighted assets, which exceeds the required level of $14.9 million, or 8.00%.

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

      NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing sources of funds such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and interest- bearing liabilities in combination with the yields earned and rates paid upon them. The correlation between the repricing of interest rates on assets and on liabilities also influences net interest income.

      The following table presents a comparison of the components of interest income and expense and net interest income.

                                                  Years Ended
                                                 September 30,             Difference
                                            -----------------------  -----------------------
                                               2000         1999       Amount         %
                                            -----------  ----------  ----------- -----------
                                                         (dollars in thousands)
Interest income:
   Loans...................................    $  8,462      $4,210       $4,252    101.00%
   Investments.............................       9,310       4,836        4,474     92.51
                                            -----------  ----------  ----------- -----------
     Total.................................      17,772       9,046        8,726     96.46
                                            -----------  ----------  ----------- -----------

Interest expense:
   Deposits................................       7,668       5,499        2,169     39.44
   Borrowings..............................       5,426         881        4,545    515.89
                                            -----------  ----------  ----------- -----------
     Total.................................      13,094       6,380        6,714    105.24
                                            -----------  ----------  ----------- -----------
Net interest income........................    $  4,678      $2,666       $2,012     75.47%
                                            ===========  ==========  =========== ===========

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

                                                                    For the Years Ended September 30,
                                                 ------------------------------------------------------------------------
                                                                2000                                 1999
                                                 ----------------------------------- ------------------------------------
                                                              Interest     Average                 Interest    Average
                                                   Average     Income/     Yield/      Average     Income/      Yield/
                                                   Balance     Expense      Rate       Balance     Expense       Rate
                                                 ----------- ----------- ----------- ----------- ----------  ------------
                                                                        (dollars in thousands)
Assets:
Interest-earning assets:
   Real estate loans............................   $  87,468    $  6,699     7.66     $ 45,090       $3,685      8.17%
   Consumer loans...............................      13,980       1,236     8.84        4,167          320      7.68
   Commercial business loans....................       5,469         527     9.64        2,497          205      8.21
                                                 ----------- ----------- ----------- ----------- ----------  ------------
      Total loans...............................     106,917       8,462     7.91       51,754        4,210      8.13
Investment securities...........................      75,808       5,380     7.10       47,208        2,976      6.30
Mortgage-backed securities......................      59,489       3,930     6.61       32,816        1,860      5.67
                                                 ----------- ----------- ----------- ----------- ----------  ------------
      Total interest-earning assets.............     242,214      17,772     7.34      131,778        9,046      6.86
                                                             ----------- -----------             ----------  ------------
Non-earning assets..............................       9,203                             5,611
                                                 -----------                         -----------
    Total assets................................    $251,417                          $137,389
                                                 ===========                         ===========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings accounts.............................   $   1,532          40     2.61     $  1,079           36      3.34
   Now and money market accounts................      34,882       1,772     5.08       17,688          841      4.75
   Certificates of deposit......................     100,858       5,856     5.81       86,142        4,622      5.37
                                                 ----------- ----------- ----------- ----------- ----------  ------------
      Total deposits............................     137,272       7,668     5.59      104,909        5,499      5.24
   FHLB advances................................      55,691       3,419     6.14       16,371          810      4.95
   Other borrowings.............................      31,100       2,007     6.45        1,301           71      5.46
                                                 ----------- ----------- ----------- ----------- ----------  ------------
    Total interest-bearing liabilities..........     224,063      13,094     5.84      122,581        6,380      5.20
                                                             ----------- -----------             ----------  ------------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits...........       1,916                             1,855
  Other liabilities.............................       1,371                             1,802
                                                 -----------                         -----------
    Total liabilities...........................     227,350                           126,238
Stockholders' equity............................      24,067                            11,151
                                                 -----------                         -----------
    Total liabilities and stockholders' equity..   $ 251,417                          $137,389
                                                 ===========                         ===========
Net interest income.............................                $  4,678                             $2,666
                                                             ===========                         ============
Interest rate spread............................                             1.50%                               1.66%
                                                                         ===========                         ============
Net interest margin.............................                             1.93%                               2.02%
                                                                         ===========                         ============


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

                                                Years Ended September 30,
                                                      2000 vs. 1999
                                            ----------------------------------
                                                  Change Attributable to
                                            ----------------------------------
                                              Volume      Rate        Total
                                            ---------  ----------- -----------
                                                      (in thousands)
Real estate loans...........................  $3,463    $  (449)     $3,014
Consumer loans..............................     754        162         916
Commercial business loans...................     244         78         322
                                            ---------  ----------- -----------
      Total loans...........................   4,461       (209)      4,252
Investments.................................   1,803        601       2,404
Mortgage-backed securities..................   1,512        558       2,070
                                            ---------  ----------- -----------
Total interest-earning assets...............  $7,776    $   950      $8,726
                                            =========  =========== ===========

Savings accounts............................  $   15   $    (11)     $    4
Now and money market accounts...............     818        113         931
Certificates of deposit.....................     790        444       1,234
                                            ---------  ----------- -----------
  Total deposits............................   1,623        546       2,169
FHLB advances...............................   1,945        664       2,609
Other borrowings............................   1,626        310       1,936
                                            ---------  ----------- -----------
Total interest-bearing liabilities..........  $5,194     $1,520      $6,714
                                            =========  =========== ===========
Change in net interest income...............  $2,582    $  (570)     $2,012
                                            =========  =========== ===========

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

      The increase in non-performing loans of $171,000 during fiscal 2000, resulted primarily from the addition of two commercial loans and one residential loan to non-performing status. Excluding those three non-performing loans, the bank experienced a general decline during fiscal 2000, reflecting continued stability in the local real estate market. The allowance for loan losses increased $175,000 during fiscal 2000, and resulted primarily from the $225,000 addition from the Dominion acquisition offset by net charge-offs exceeding the provision by $50,000. Net charge-offs increased from $14,000 during fiscal 1999 to $63,000 during fiscal 2000 as new management took a more aggressive posture in assessing collectability of classified loans. Management expects charge-offs to increase in the future as a result of the increase in its total loan portfolio during fiscal 2000. While we have continued our loan loss provisions in response to our continued growth in real estate loans, we have allowed our allowance for loan losses to decline as a percentage of loans due to the continuation of low charge-off and non- performing loan to average loan percentages.

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

      The following table presents a comparison of the components of non-interest income.

                                                            Years Ended
                                                           September 30,                Difference
                                                     -------------------------  -------------------------
                                                        2000          1999        Amount          %
                                                     -----------   -----------  ----------  -------------
                                                                    (dollars in thousands)
Noninterest income:
   Gain on sale of loans.............................    $ 2,466        $5,408     $(2,942)     (54.40)%
   Service fees on loans.............................        464           513         (49)      (9.55)
   Service fees on deposits..........................        177           110          67       60.91
   Gain (loss) on sale of investment securities......     (1,025)           24      (1,049)  (4,370.83)
   Other operating income............................        (28)           26         (54)    (207.69)
                                                     -----------   -----------  ----------  -------------
      Total noninterest income.......................    $ 2,054        $6,081     $(4,027)     (66.22)%
                                                     ===========   ===========  ==========  =============

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

      The following table presents a comparison of the components of noninterest expense.

                                                              Years Ended
                                                             September 30,             Difference
                                                        -----------------------  -----------------------
                                                           2000        1999        Amount         %
                                                        ----------  -----------  ----------  -----------
                                                                     (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits...................   $ 4,738       $4,523        $215       4.75%
   Occupancy............................................     1,194          914         280      30.63
   Professional services................................       794          388         406     104.64
   Advertising..........................................       547          661        (114)    (17.25)
   Deposit insurance premium............................        52           64         (12)    (18.75)
   Furniture, fixtures and equipment....................       488          412          76      18.45
   Data processing......................................       410          184         226     122.83
   Loss from foreclosed real estate.....................        10           19          (9)    (47.37)
   Other operating expense..............................     2,724        1,624       1,100      67.73
                                                        ----------  -----------  ----------  -----------
     Total noninterest expense..........................   $10,957       $8,789      $2,168      24.67%
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

RECENT ACCOUNTING STANDARDS

In July 2001, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"). SAB 102 sets forth guidelines for determining the allowance for loan losses under generally accepted accounting principles. In addition, SAB 102 sets forth guidelines for documentation by registrants in support of the allowance for loan losses. The Company adopted SAB 102 on October 1, 2001. The Company's banking subsidiary has a detailed loan classification and estimated loss calculation methodology in effect, which is the basis for the determination of the allowance for loan losses. This methodology and related documentation thereof, has been in effect since the Company acquired the banking subsidiary in 1997. The Company believes that adoption of SAB 102 will have no impact on the financial statements.

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" (SFAS No. 141), and No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies that financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning and after December 15, 2001.

      SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 are reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in it's entirety.

      The Company will adopt SFAS 142 on October 1, 2001 and, accordingly, will discontinue amortization of the exiting goodwill. The adoption of SFAS 142 will reduce amortization expense approximately $93,000 in fiscal 2002.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

      The Consolidated Financial Statements of Greater Atlantic Financial Corp. and subsidiary as of September 30, 2001 and 2000 are included in pages 45 through 77 of this report.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                         Page

Independent Auditors' Report............................................. 46

Financial Statements and Supplemental Schedules:

     Consolidated statements of financial condition...................... 47

     Consolidated statements of operations............................... 48

     Consolidated statements of comprehensive (loss) income.............. 49

     Consolidated statements of stockholders' equity..................... 49

     Consolidated statements of cash flows............................... 50

     Notes to consolidated financial statements.......................... 52

Independent Auditors' Report


Board of Directors and Stockholders
Greater Atlantic Financial Corp.
Reston, Virginia


We have audited the accompanying consolidated statements of financial condition of Greater Atlantic Financial Corp. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Atlantic Financial Corp. and Subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                          /s/ BDO Seidman, LLP


Washington, D.C.
October 31, 2001

                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                             September 30,
                                                                                      ---------------------------
                                                                                          2001           2000
                                                                                      ------------   ------------
                                                                                        (dollars in thousands)
Assets
Cash and cash equivalents.............................................................  $    1,456     $    2,312
Interest bearing deposits.............................................................       1,962          3,405
Investment securities (Notes 3 and 10)
   Available-for-sale.................................................................     146,366         86,580
   Held-to-maturity...................................................................      22,739         27,600
   Trading............................................................................       1,312         22,766
Loans held for sale (Note 4)..........................................................      14,683          5,599
Loans receivable, net (Notes 4, 10 and 16)............................................     164,603        132,698
Accrued interest and dividends receivable (Note 5)....................................       2,777          2,494
Deferred income taxes (Note 11).......................................................       1,520          1,520
Federal Home Loan Bank stock, at cost.................................................       3,910          3,560
Foreclosed real estate (Note 7).......................................................           -            172
Premises and equipment, net (Note 6)..................................................       6,350          4,859
Goodwill (Note 2).....................................................................       1,284          1,378
Prepaid expenses and other assets.....................................................       1,642          1,353
                                                                                      ------------   ------------
Total assets..........................................................................    $370,604       $296,296
                                                                                      ============   ============
Liabilities and stockholders' equity
Liabilities
Deposits (Note 8).....................................................................    $229,982       $188,387
Advance payments from borrowers for taxes and insurance...............................         220            264
Accrued expenses and other liabilities (Note 9).......................................       1,399          3,942
Advances from the FHLB and other borrowings (Note 10).................................     117,823         82,836
                                                                                      ------------   ------------
Total Liabilities.....................................................................     349,424        275,429
                                                                                      ------------   ------------
Commitments and contingencies (Note 12)
Stockholders' Equity (Notes 13 and 14)
   Preferred stock $.01 par value - 2,500,000 shares authorized,
     none outstanding.................................................................           -              -
   Common stock, $.01 par value - 10,000,000 shares authorized;
     3,007,434 shares outstanding.....................................................          30             30
   Additional paid-in-capital.........................................................      25,132         25,132
   Accumulated deficit................................................................      (3,450)        (2,928)
   Accumulated other comprehensive loss...............................................        (532)        (1,367)
                                                                                      ------------   ------------
Total stockholders' equity............................................................      21,180         20,867
                                                                                      ------------   ------------
Total liabilities and stockholders' equity............................................    $370,604       $296,296
                                                                                      ============   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                         GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Years ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                                  2001             2000
                                                                              ------------     ------------
                                                                                 (dollars in thousands)
Interest income
  Loans.......................................................................   $  12,658        $   8,462
  Investments.................................................................      10,965            9,310
                                                                              ------------     ------------
Total interest income.........................................................      23,623           17,772
                                                                              ------------     ------------
Interest expense
  Deposits (Note 8)...........................................................      11,629            7,668
  Borrowed money..............................................................       5,618            5,426
                                                                              ------------     ------------
Total interest expense........................................................      17,247           13,094
                                                                              ------------     ------------
Net interest income...........................................................       6,376            4,678
Provision for loan losses (Note 4)............................................          55               13
                                                                              ------------     ------------
Net interest income after provision for loan losses...........................       6,321            4,665
                                                                              ------------     ------------
Noninterest income
  Fees and service charges....................................................       1,129              641
  Gain on sale of loans.......................................................       4,335            2,466
  Gain (loss) on sale of investment securities................................         194           (1,025)
  Gain (loss) on sale of real estate owned....................................          45               14
  Other operating income (loss)...............................................           4              (42)
                                                                              ------------     ------------
Total noninterest income......................................................       5,707            2,054
                                                                              ------------     ------------
Noninterest expense
  Compensation and employee benefits..........................................       6,054            4,738
  Occupancy...................................................................       1,607            1,194
  Professional services.......................................................         818              794
  Advertising.................................................................         522              547
  Deposit insurance premium...................................................          36               52
  Furniture, fixtures and equipment...........................................         668              488
  Data processing.............................................................         887              410
  Other real estate owned expenses (Note 7)...................................           3               10
  Other operating expenses....................................................       1,955            2,724
                                                                              ------------     ------------
Total noninterest expense.....................................................      12,550           10,957
                                                                              ------------     ------------
Loss before income tax benefit................................................        (522)          (4,238)
                                                                              ------------     ------------
Income tax benefit (Note 11)..................................................           -             (600)
                                                                              ------------     ------------
Net (loss) income.............................................................  $     (522)       $  (3,638)
                                                                              ============     ============
Basic and diluted (loss) income per share (Note 15)...........................  $    (0.17)       $   (1.21)
                                                                              ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                     Years ended
                                                                                    September 30,
                                                                              --------------------------
                                                                                 2001           2000
                                                                              -----------    -----------
                                                                                    (in thousands)
Net loss......................................................................      $(522)   $    (3,638)
                                                                              -----------    -----------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities....................................        835           (485)
                                                                              -----------    -----------
Other comprehensive income (loss).............................................        835           (485)
                                                                              -----------    -----------
Comprehensive income (loss)...................................................      $ 313    $    (4,123)
                                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                              Accumulated
                                                               Additional    Accumulated         Other             Total
                                       Preferred    Common      Paid-in       Earnings       Comprehensive     Stockholders'
                                         Stock       Stock      Capital       (Deficit)      Income (Loss)         Equity
                                      ----------------------- ------------ --------------- -----------------  ----------------
                                                                           (in thousands)
Balance at September 30, 1999 ........  $     -      $30        $25,132         $   710       $   (882)          $24,990

Other comprehensive income............        -        -              -               -           (485)             (485)

Net loss for period..................         -        -              -          (3,638)             -            (3,638)
                                      ----------  --------   ------------ --------------- --------------    --------------
Balance at September 30, 2000                 -       30         25,132          (2,928)        (1,367)           20,867

Other comprehensive income............        -        -              -               -            835               835

Net loss for period...................        -        -              -            (522)             -              (522)
                                      ----------  --------   ------------ --------------- --------------    --------------
Balance at September 30, 2001.........  $     -      $30        $25,132         $(3,450)      $   (532)          $21,180
                                      ==========  ========   ============ =============== ==============    ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years ended
                                                                                       September 30,
                                                                                 -------------------------
                                                                                     2001         2000
                                                                                 ------------ ------------
                                                                                      (in thousands)
Cash flows from operating activities
Net loss.........................................................................  $   (522)  $   (3,638)
Adjustments to reconcile net loss to net cash
provided by operating activities.................................................
Provision for loan losses........................................................        55           13
Amortization of excess of purchase price over assets acquired....................        93            -
Amortization of deposit acquisition adjustment...................................       143            -
Amortization of loan acquisition adjustment......................................       (27)           -
Depreciation and amortization....................................................       529          376
Deferred income taxes............................................................         -         (196)
Proceeds from sale of trading securities.........................................    20,164        5,578
Proceeds from repayments of trading securities...................................     1,354            -
Amortization of trading security premiums........................................        38            -
Net loss (gain) on trading securities............................................        11          580
Realized (gain) loss on sale of investments......................................      (135)         451
Realized (gain) loss on sale of mortgaged-backed securities......................       (70)          (6)
Amortization of investment security premiums.....................................     1,467          624
Amortization of mortgage-backed securities premiums..............................       264          224
Amortization of deferred fees....................................................      (238)        (127)
Discount accretion net of premium amortization...................................       108           80
Loss on disposal of fixed assets.................................................         2           67
Gain on sale of foreclosed real estate...........................................       (45)         (14)
Gain on sale of loans held for sale..............................................    (4,335)      (2,466)
(Increase) decrease in assets:
Loans originated for sale........................................................  (249,924)    (117,037)
Proceeds from sale of loans originated for sale..................................   245,175      121,339
Accrued interest and dividend receivable.........................................      (284)      (1,045)
Prepaid expenses and other assets................................................      (344)         124
Deferred loan fees collected, net of deferred costs incurred.....................        44          (64)
Increase (decrease) in liabilities:
Accrued expenses and other liabilities...........................................    (2,544)       2,772
Income taxes payable.............................................................        55            -
                                                                                 ------------ ------------
Net cash  provided by operating activities.......................................  $ 11,034   $    7,635
                                                                                 ------------ ------------



                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                                                        Years ended
                                                                                       September 30,
                                                                                 -------------------------
                                                                                     2001         2000
                                                                                 ------------ ------------
                                                                                      (in thousands)
Cash flow from investing activities
Net increase in loans............................................................   $ (31,844)   $ (76,075)
Purchases of premises and equipment..............................................      (2,022)      (3,081)
Proceeds from sales of foreclosed real estate....................................         217          310
Purchases of investment securities...............................................     (91,454)     (30,006)
Proceeds from sale of investment securities......................................      11,803       15,626
Proceeds from repayments of investment securities................................      16,221        7,366
Purchases of mortgage-backed securities..........................................     (14,898)     (29,169)
Proceeds from sale of mortgage-backed securities.................................       6,307        1,960
Proceeds from repayments of mortgage-backed securities...........................      16,292       13,549
Purchases of FHLB stock..........................................................      (1,650)      (4,270)
Proceeds from sale of FHLB stock.................................................       1,300        2,723
Acquisition, net of cash acquired................................................           -       (1,379)
                                                                                 ------------ ------------
Net cash used in investing activities............................................     (89,728)    (102,446)
                                                                                 ------------ ------------

Cash flow from  financing activities
Net increase in deposits.........................................................      41,452       59,380
Net advances from FHLB...........................................................      28,400        8,450
Net borrowings on reverse repurchase agreements..................................       6,587       30,995
Increase in advance payments by borrowers for taxes and insurance................         (44)           -
                                                                                 ------------ ------------
Net cash provided by financing activities........................................      76,395       98,825
                                                                                 ------------ ------------
Increase in cash and cash equivalents............................................      (2,299)       4,014
                                                                                 ------------ ------------
Cash and cash equivalents, at beginning of period................................       5,717        1,703
                                                                                 ------------ ------------
Cash and cash equivalents, at end of period......................................  $    3,418   $    5,717
                                                                                 ============ ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RISK AND UNCERTAINTIES

      In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 2001 and September 30, 2000, the allowance for loan losses and valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial additional loan loss reserves. See discussion of regulatory matters in Note 13.

CONCENTRATION OF CREDIT RISK

      The Company's primary business activity is with customers located in Maryland, Virginia and the District of Columbia. The Company primarily originates residential loans to customers throughout these areas, most of who are residents local to the Company's business locations. The Company has a diversified loan portfolio consisting of residential, commercial and consumer loans. Commercial and consumer loans generally provide for higher interest rates and shorter terms, however such loans have a higher degree of credit risk. Management monitors all loans, including, when possible, making inspections of the properties, maintaining current operating statements, and performing net realizable value calculations, with allowances for losses established as necessary to properly reflect the value of the properties. Management believes the current loss allowances are sufficient to cover the credit risk estimated to exist at September 30, 2001.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio at September 30, 2001.

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

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      When servicing is retained on a loan that is sold, the Company recognizes a gain or loss based on the present value of the difference between the average constant rate of interest it receives, adjusted for a normal servicing fee, and the yield it must pay to the purchaser of the loan over the estimated remaining life of the loan. Any resulting net premium is deferred and amortized over the estimated life of the loan using a method approximating the level yield (interest) method. Loans of $162,000 and $16.4 million were sold with servicing rights retained during the years ended September 30, 2001 and September 30, 2000, respectively. The Company also sells participation interests in loans that it services.

PREMISES AND EQUIPMENT

      Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method over useful lives ranging from five to ten years. Leasehold improvements are capitalized and amortized using the straight-line method over the life of the related lease

FORECLOSED REAL ESTATE

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

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on October 1, 1999.

                                                          Year ended
                                                         September 30,
                                                             2000
                                                         ------------
                                                        (in thousands)
Total interest income.................................       $20,811
Net loss..............................................       $(4,809)
Diluted loss per common share.........................       $ (1.60)

      This pro forma result of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS


                                                                          Gross        Gross
                                                          Amortized    Unrealized    Unrealized     Market
Available-for-Sale, September 30, 2001                       Cost         Gains        Losses       Value
                                                         ------------ ------------- ------------ -----------
                                                                             (in thousands)
Investment securities
   SBA notes.............................................    $106,124       $112        $442      $105,794
   CMOs..................................................       6,971         58          35         6,994
   Corporate debt securities.............................         974         51           -         1,025
                                                         ------------ ------------- ------------ -----------
                                                              114,069        221         477       113,813
                                                         ------------ ------------- ------------ -----------
Mortgage-backed securities
   FNMA notes............................................      19,059         59          98        19,020
   GNMA notes............................................       1,797          1          10         1,788
   FHLMC notes...........................................      11,770         21          46        11,745
                                                         ------------ ------------- ------------ -----------
                                                               32,626         81         154        32,553
                                                         ------------ ------------- ------------ -----------
                                                             $146,695       $302        $631      $146,366
                                                         ============ ============= ============ ===========

                                                                          Gross        Gross
                                                          Amortized    Unrealized    Unrealized     Market
Held-to-Maturity, September 30, 2001                         Cost         Gains        Losses       Value
                                                         ------------ ------------- ------------ -----------
                                                                            (in thousands)
Investment securities
   SBA notes.............................................     $16,460       $  -        $504       $15,956
   Corporate debt securities.............................       1,029          -          38           991
                                                         ------------ ------------- ------------ -----------
                                                               17,489          -         542        16,947
                                                         ------------ ------------- ------------ -----------
Mortgaged-backed securities
   FNMA notes............................................       2,974         49           -         3,023
   FHLMC notes...........................................       2,276         27           -         2,303
                                                         ------------ ------------- ------------ -----------
                                                                5,250         76           -         5,326
                                                         ------------ ------------- ------------ -----------
                                                              $22,739        $76        $542       $22,273
                                                         ============ ============= ============ ===========


                        GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Gross        Gross
                                                          Amortized     Unrealized   Unrealized     Market
Available-for-Sale, September 30, 2000                       Cost         Gains        Losses        Value
                                                         ------------  ------------ ------------ -------------
                                                                            (in thousands)
Investment securities
   Equity securities.....................................  $  2,157         $87       $   73       $ 2,171
   SBA notes.............................................    39,967           -          480        39,487
   FHLB notes............................................     1,000           -           24           976
   CMOs..................................................     3,410           3           55         3,358
   Corporate debt securities.............................     1,967           -           43         1,924
                                                         ----------  ---------- ------------ -------------
                                                             48,501          90          675        47,916
                                                         ----------  ---------- ------------ -------------
Mortgage-backed securities
   FNMA notes............................................    26,880           4          329        26,555
   GNMA notes............................................     1,430           -           26         1,404
   FHLMC notes...........................................    10,772           2           69        10,705
                                                         ----------  ---------- ------------ -------------
                                                             39,082           6          424        38,664
                                                         ----------  ---------- ------------ -------------
                                                            $87,583         $96       $1,099       $86,580
                                                         ==========  ========== ============ =============

                                                                        Gross        Gross
                                                         Amortized     Unrealized   Unrealized     Market
Held-to-Maturity, September 30, 2000                       Cost         Gains        Losses        Value
                                                         ----------  ------------ ------------ -------------
                                                                            (in thousands)
Investment securities
   SBA notes.............................................   $19,878        $  -      $   696       $19,182
   Corporate debt securities.............................     1,037           -           72           965
                                                         ----------  ---------- ------------ -------------
                                                             20,915           -          768        20,147
                                                         ----------  ---------- ------------ -------------
Mortgaged-backed securities
   FNMA notes............................................     3,868           -          155         3,713
   FHLMC notes...........................................     2,817           -           78         2,739
                                                         ----------  ---------- ------------ -------------
                                                              6,685           -          233         6,452
                                                         ----------  ---------- ------------ -------------
                                                            $27,600        $  -       $1,001       $26,599
                                                         ==========  ========== ============ =============

      The weighted average interest rate on investments was 7.04% and 8.61% for the years ended September 30, 2001 and 2000, respectively.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRADING ACTIVITIES

      Trading assets, at fair value, consist of the following:


                                                      September 30,
                                                -------------------------
                                                   2001          2000
                                                -----------   -----------
                                                     (in thousands)
FHLB notes......................................    $    -       $ 1,946
Mortgaged-backed securities.....................     1,312        20,820
                                                ----------   -----------
                                                    $1,312       $22,766
                                                ==========   ===========

      The net losses on trading activities included in earnings are as follows:


                                                      September 30,
                                                -------------------------
                                                    2001          2000
                                                -----------   -----------
                                                     (in thousands)
FHLB notes......................................      $   -        $  (54)
Mortgaged-backed securities.....................        (11)         (526)
                                                -----------   -----------
                                                      $ (11)       $ (580)
                                                ===========   ===========

      Proceeds from the sale of available for sale securities were $18.1 million and $15.1 million for the years ended September 30, 2001 and 2000, respectively. Gross realized gains were $194,000 for the year ended September 30, 2001 compared to gross losses of $1.0 million for the year ended September 30, 2000. The amortized cost and estimated fair value of securities at September 30, 2001, by contractual maturity, are as follows:

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     Amortized       Market
Available-for-Sale, September 30, 2001                  Cost          Value
                                                    ------------  -------------
                                                          (in thousands)
Amounts maturing in:
One year of less....................................    $      -      $      -
After one year through five years...................       1,308         1,305
After five years through ten years..................       1,440         1,461
After ten years.....................................     111,321       111,047
Mortgaged-backed securities.........................      32,626        32,553
                                                    ------------   ------------
                                                        $146,695      $146,366
                                                    ============   ============

                                                     Amortized       Market
Held-to-Maturity, September 30, 2001                    Cost          Value
                                                    ------------  -------------
                                                          (in thousands)
Amounts maturing in:
One year of less....................................     $     -       $     -
After one year through five years...................       1,708         1,648
After five years through ten years..................       1,459         1,395
After ten years.....................................      14,322        13,904
Mortgaged-backed securities.........................       5,250         5,326
                                                     -----------  -------------
                                                         $22,739       $22,273
                                                     ===========  =============

      Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LOANS RECEIVABLE

    Loans receivable consists of the following:


                                                           September 30,
                                                     -------------------------
                                                         2001         2000
                                                     ------------ ------------
                                                          (in thousands)
Mortgage loans:
   Single-family.....................................    $ 99,232     $ 84,354
   Multi-family......................................         634        1,053
   Construction......................................      19,110       14,537
   Commercial real estate............................      17,977       10,765
   Land loans........................................       5,431        3,158
                                                     ------------ ------------
Total mortgage loans.................................     142,384      113,867
Commercial loans.....................................      11,675       11,221
Consumer loans.......................................      37,372       21,887
                                                     ------------ ------------
Total loans..........................................     191,431      146,975
                                                     ------------ ------------
Due borrowers on loans-in process....................     (11,756)      (7,953)
Deferred loan fees...................................         245          149
Allowance for loan losses............................        (810)        (765)
Unearned (discounts) premium.........................         176         (109)
                                                     ------------ ------------
                                                          (12,145)      (8,678)
                                                     ------------ ------------
                                                         $179,286     $138,297
                                                     ============ ============
Loans held for sale..................................    $ 14,683     $  5,599
Loans receivable, net................................     164,603      132,698
                                                     ------------ ------------
                                                         $179,286     $138,297
                                                     ============ ============

Loans held for sale are all single-family mortgage loans.

The activity in allowance for loan losses is summarized as follows:


                                                       September 30,
                                                 -------------------------
                                                    2001          2000
                                                 -----------   -----------
                                                      (in thousands)
Balance, beginning...............................      $ 765         $ 590
Provision for loan losses........................         55            13
Dominion reserves................................        100           225
Charge-offs......................................       (131)          (63)
Recoveries.......................................         21             -
                                                 -----------   -----------
Balance, ending..................................      $ 810         $ 765
                                                 ===========   ===========


      The amount of loans serviced for others totaled $16.0 million and $18.1 million as of September 30, 2001 and September 30, 2000, respectively.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The allowance for uncollected interest, established for mortgage loans which are delinquent for a period of 90 days or more, amounted to $12,000 and $3,000 as of September 30, 2001 and September 30, 2000, respectively. This is the entire amount of interest income that would have been recorded in these periods under the contractual terms of such loans. Principal balances of non-performing loans related to reserves for uncollected interest totaled $506,000 and $194,000 as of September 30, 2001, and September 30, 2000,
respectively.

5.  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

                                                     September 30,
                                               -------------------------
                                                  2001          2000
                                               -----------   -----------
                                                     (in thousands)
    Investments................................    $ 1,655       $ 1,463
    Loans receivable...........................      1,059           951
    Accrued dividends on FHLB stock............         63            80
                                                ----------    ----------
                                                   $ 2,777       $ 2,494
                                                ==========    ==========

6.  PREMISES AND EQUIPMENT

      Premises and equipment consists of the following:


                                                            September 30,
                                                     -------------------------
                                                         2001          2000
                                                     -----------   -----------
                                                          (in thousands)
      Furniture, fixtures and equipment............   $ 4,170       $ 3,172
      Leasehold improvements.......................     2,723         2,225
      Land.........................................     1,648         1,137
                                                     -----------   -----------
                                                        8,541         6,534
                                                     -----------   -----------
      Less: Allowance for depreciation and
       amortization................................     2,191         1,675
                                                     -----------   -----------
                                                      $ 6,350       $ 4,859
                                                     ===========   ===========

7.  FORECLOSED REAL ESTATE

      Foreclosed real estate is summarized as follows:


                                                                September 30,
                                                          ----------------------
                                                             2001          2000
                                                          -----------   --------
                                                               (in thousands)
      Real estate acquired through settlement of loans... $    -         $ 172
                                                          ===========   ========

            GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The cost of operations for foreclosed real estate consists of the following:

                                                    September 30,
                                              -------------------------
                                                 2001          2000
                                              -----------   -----------
                                                   (in thousands)
Income:
Gain on sale..................................       $ 45          $ 14
Expense:
Loss on sale..................................          -             -
Provision for (recovery of) loss..............          -             -
Operating expenses............................          3            10
                                              -----------   -----------
                                                        3            10
                                              -----------   -----------
Gain (loss)...................................       $ 42          $  4
                                              ===========   ===========

      Activity in the allowance for losses on foreclosed real estate is summarized as follows:


                                                      September 30,
                                                -------------------------
                                                   2001          2000
                                                -----------   -----------
                                                     (in thousands)
Balance, beginning..............................  $    -          $  5
Provision (recovery) charged to income..........       -             -
Charge-offs, net of recoveries..................       -            (5)
                                                -----------   -----------
Balance, ending.................................  $    -          $  -
                                                ===========   ===========

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEPOSITS

      Deposits are summarized as follows:


                                                                             Ranges of
                                                                            Contractual
September 30, 2001                                             Amount     Interest Rates       %
---------------------------------------------------------   ------------ ----------------- ----------
                                                                     (dollars in thousands)
Savings accounts.........................................     $  4,641    0.00 - 3.25%        2.0%
NOW/money market accounts................................       71,229    0.00 - 3.63%       31.0
Certificates of deposit..................................      147,365    3.54 - 9.00%       64.1
Non-interest bearing demand deposits.....................        6,747        0.00%           2.9
                                                            ------------                   --------
                                                              $229,982                      100.0%
                                                            ============                   ========

                                                                             Ranges of
                                                                            Contractual
September 30, 2000                                             Amount     Interest Rates       %
---------------------------------------------------------   ------------ ----------------- --------
                                                                     (dollars in thousands)
Savings accounts.........................................    $    5,808    2.50 - 3.25%       3.1%
NOW/money market accounts................................        46,263    0.00 - 6.11%      24.6
Certificates of deposit..................................       131,893    4.45 - 9.00%      70.0
Non-interest bearing demand deposits.....................         4,423        0.00%          2.3
                                                             -----------                   --------
                                                             $  188,387                     100.0%
                                                             ===========                   ========

         Certificates of deposit as of September 30, 2001 mature as follows:

Years ending September 30,                                             Amount
------------------------------------------------------------------  ------------
                                  (in thousands)
2002..............................................................    $114,344
2003..............................................................      26,688
2004..............................................................       3,185
2005..............................................................       1,095
2006..............................................................       2,053
                                                                    -----------
                                                                      $147,365
                                                                    ===========

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Interest expense on deposit accounts consists of the following:


                                                           Years ended
                                                          September 30,
                                                     ------------------------
                                                        2001         2000
                                                     ----------   -----------
                                                          (in thousands)
                                                                  -----------
NOW/money market accounts............................   $ 2,744       $ 1,773
Savings accounts.....................................       136            40
Certificates of deposit..............................     8,749         5,855
                                                     ----------   -----------
                                                        $11,629       $ 7,668
                                                     ==========   ===========

      Deposits, including certificates of deposit, with balances in excess of $100,000 totaled $52.2 million and $28.7 million at September 30, 2001, and September, 30, 2000, respectively.

9.  DEFERRED COMPENSATION PLAN

      On October 30, 1997, the Company adopted a deferred compensation plan. Under the deferred compensation plan, an employee may elect to participate by directing that all or part of his or her compensation be credited to a deferral account. The election must be made prior to the beginning of the calendar year. The deferral account bears interest at 6% per year. The amounts credited to the deferral account are payable in preferred stock or cash at the election of the Board of Directors on the date the Company announces a change in control or the date three years from the date the participant elects to participate in the deferred compensation plan. The liability associated with the plan was $ 0 and $500,000 at September 30, 2001 and 2000, respectively.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

      The Bank has $36.7 million Credit availability as of September 30, 2001 from the Federal Home Loan Bank of Atlanta (FHLB), which it uses to fund loans originated by Greater Atlantic Mortgage Corporation. Any advances in excess of $10 million are required to be collateralized with eligible securities. The credit availability is at the discretion of the FHLB.

      The following table sets forth information regarding the Bank's borrowed funds:


                                                                              At or for the years
                                                                                     ended
                                                                                 September 30,
                                                                            ------------------------
                                                                               2001         2000
                                                                            -----------  -----------
                                                                             (dollars in thousands)
FHLB Advances:
Average balance outstanding.................................................    $60,784      $55,691
Maximum amount outstanding at any month-end during the period...............     74,500       76,800
Balance outstanding at end of period........................................     74,500       46,100
Weighted average interest rate during the period............................      5.59%        6.14%
Weighted average interest rate at end of period.............................      4.47%        6.33%

Reverse repurchase agreements:
Average balance outstanding.................................................     43,217       31,100
Maximum amount outstanding at any month-end during the period...............     53,279       39,605
Balance outstanding at end of period........................................     43,323       36,736
Weighted average interest rate during the period............................      5.14%        6.45%

Weighted average interest rate at end of period.............................      3.32%        6.62%


      The Bank has pledged certain investments with carrying values of $89.3 million at September 30, 2001, to collateralize advances from the FHLB.

      First mortgage loans in the amount of $27.8 million are available to be pledged as collateral for the advances at September 30, 2001.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES

     The following is a summary of the income tax provision (benefit):


                                                                Years ended
                                                               September 30,
                                                        ------------------------
                                                           2001          2000
                                                        -----------   ----------
                                                             (in thousands)
Current - Federal benefit............................... $     -        $   -
State benefit...........................................       -            -
                                                        -----------   ----------
                                                               -            -
Deferred - Federal and state (benefit) provision........       -         (600)
                                                        -----------   ----------
                                                         $     -        $(600)
                                                        ===========   ==========

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                              Years ended
                                                             September 30,
                                                       -------------------------
                                                           2001          2000
                                                       -----------   -----------
                                                             (in thousands)
Federal tax benefit....................................  $ (188)      $(1,441)
State tax benefit......................................     (21)         (212)
(Increase) decrease in benefit resulting from:
Change in the valuation allowance......................     282         1,233
Permanent differences..................................      25            20
Change in effective deferred tax rate..................       -             -
Other..................................................     (98)         (200)
                                                       -----------   -----------
Income tax benefit.....................................  $    -       $  (600)
                                                       ===========   ===========

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            September 30,
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------
                                                            (in thousands)
Deferred tax assets
   Net operating loss carryforwards...................   $3,605        $2,603
   Allowance for loan losses..........................      319           226
   Loans held for sale................................       16            18
   Core deposit intangible............................       67            67
   Deferred loan fees.................................      163            98
   Compensation payable...............................        -           226
   Net discounts on second trusts.....................       21            32
   Other..............................................       46            33
                                                      -----------   -----------
Total deferred tax assets.............................    4,237         3,303
                                                      -----------   -----------
Deferred tax liabilities
   FHLB stock dividends...............................       39            39
   Accelerated depreciation...........................      150            44
                                                      -----------   -----------
Total deferred tax liabilities........................      189            83
                                                      -----------   -----------
Net deferred tax assets...............................    4,048         3,220
Less: Valuation allowance.............................    2,528         1,700
                                                      -----------   -----------
Total.................................................   $1,520        $1,520
                                                      ===========   ===========

      Management has provided a valuation allowance for net deferred tax assets, as they are unable to determine the timing of the generation of future taxable income.

      At September 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $9.1 million, which expire in the years 2006 to 2020. As a result of the change in ownership of the Bank, approximately $1.7 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

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

      At September 30, 2001, the Company had outstanding commitments to originate and purchase loans and undisbursed construction mortgages aggregating approximately $99.4 million. Fixed rate commitments are at market rates as of the commitment dates and generally expire within 60 days. In addition, the Company was contingently liable under unfunded lines of credit for approximately $50.2 million and standby letters of credit for approximately $93,000.

      Effective October 1, 2000, the Company renewed an employment agreement with the executive in charge of its mortgage division which calls for a base salary of $108,000 plus bonuses based on loan closings and net income levels. The term of this agreement is for two years and can be automatically extended. Effective November 1, 1997, the Company entered into a three year employment agreement with the President and Chief Executive Officer of the Bank. The agreement can be and was automatically extended for an additional year effective December 1, 2000. The agreement provides for a base salary of $157,200 per year.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RENTAL COMMITMENTS

      The Company has entered into lease agreements for the rental of certain properties expiring on various dates through February 28, 2019. The future minimum rental commitments as of September 30, 2001, for all noncancellable lease agreements, are as follows:


                                                   Rental
Years ending September 30,                       Commitments
-----------------------------------------------  ---------
                (in thousands)
2002...........................................   $ 1,303
2003...........................................     1,307
2004...........................................     1,332
2005...........................................     1,273
2006...........................................     1,307
Thereafter.....................................     6,101
                                                 ---------
Total..........................................   $12,623
                                                 =========

      Net rent expense for the years ended September 30, 2001 and September 30, 2000 was $1.3 million and $1.1 million, respectively.

13.  REGULATORY MATTERS

      Generally, annual dividends to shareholders are limited to the amount of current year net income, plus the total net income for the preceding two years, adjusted for any prior year distributions. Under certain circumstances, regulatory approval would be required before making a capital distribution. The Bank did not pay any cash dividends during the year ended September 30, 2001.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well- capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At September 30, 2001 and September 30, 2000, the Bank was classified as a well capitalized financial institution.

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

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following presents the Bank's capital position at September 30, 2001 and September 30, 2000:

                                           Required     Required       Actual        Actual
         At September 30, 2001             Balance      Percent        Balance      Percent      Surplus
---------------------------------------  ------------ ------------  -------------  ----------  ------------
                                                                   (in thousands)
Tangible...............................    $ 5,548        1.50%        $20,365       5.51%       $14,817
Core...................................    $14,794        4.00%        $20,365       5.51%       $ 5,571
Risk-based.............................    $14,910        8.00%        $21,175      11.36%       $ 6,265


                                           Required     Required       Actual        Actual
         At September 30, 2000             Balance      Percent        Balance      Percent      Surplus
---------------------------------------  ------------ ------------  -------------  ----------  ------------
                                                                   (in thousands)
Tangible...............................    $ 4,442        1.50%        $20,295       6.85%       $15,853
Core...................................    $11,845        4.00%        $20,295       6.85%       $ 8,450
Risk-based.............................    $11,841        8.00%        $21,060      14.23%       $ 9,219


     The following is a reconciliation of the Bank's net worth as reported to the OTS on GAAP capital as presented in the accompanying financial statements.

                                                                                 September 30,
                                                                           -------------------------
                                                                               2001         2000
                                                                           ------------ ------------
                                                                                (in thousands)
GAAP capital...............................................................     $21,118      $20,494
Unrealized (gains) losses on available for sale securities.................         531        1,179
Goodwill...................................................................      (1,284)      (1,378)
                                                                           ------------ ------------
Tangible capital...........................................................      20,365       20,295
    Adjustments............................................................           -            -
                                                                           ------------ ------------
Core capital...............................................................      20,365       20,295
    Allowance for general loss reserves....................................         810          765
                                                                           ------------ ------------
Risk-based capital.........................................................     $21,175      $21,060
                                                                           ============ ============

      Failure to meet any of the three capital requirements causes savings institutions to be subject to certain regulatory restrictions and limitations including a limit on asset growth, and the requirement to obtain regulatory approval before certain transactions or activities are entered into.

14.  STOCKHOLDERS' EQUITY

      Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of September 30, 2001, 94,685 warrants were issued.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following summary represents the activity under the Plan:

                                                                         Number of                      Expiration
                                                                          Shares     Exercise Price        Date
                                                                       ------------ ----------------- --------------
Balance outstanding at September 30, 1999...........................         58,334
Options granted.....................................................         17,500       $6.00         12-1-2009
                                                                       ------------
Balance outstanding at September 30, 2000...........................         75,834
Options granted.....................................................         63,166       $4.00         12-1-2010
                                                                       ------------
Balance outstanding and exercisable at September 30, 2001...........        139,000
                                                                       ============

     A summary of the stock options outstanding and exercisable as of September
30, 2001 is as follows:


                  Options Outstanding                                         Options Exercisable
--------------------------------------------------------     ------------------------------------------------------
                                            Weighted
                                            Average              Weighted                              Weighted
    Exercise              Number           Remaining             Average             Number            Average
     Prices            Outstanding        Life (years)        Exercise Price      Exercisable       Exercise Price
-----------------    ----------------   ----------------     ----------------   ----------------   ----------------
      $7.50               16,667              6.2                 $7.50              16,667             $7.50
      $8.38               41,667              7.2                 $8.38              41,667             $8.38
      $6.00               17,500              8.2                 $6.00              17,500             $6.00
      $4.00               63,166              9.2                 $4.00              63,166             $4.00

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No.
25. For the years ended September 30, 2001and 2000, the fair value of stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: Risk free interest rates of 5.25% and 6.21% for the years ended September 30, 2001and 2000, respectively, expected volatility of 61% and 41% for 2001 and 2000, respectively, dividend pay out rate of zero and an expected option life of ten years. Using these assumptions, the average weighted fair value of the stock options granted are $1.59 and $3.79 for 2001 and 2000, respectively.

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

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:

                                                                Years Ended September 30,
                                                   ---------------------------------------------------
                                                             2001                      2000
                                                   ------------------------  -------------------------
                                                                    Pro                        Pro
                                                     Reported      Forma       Reported       Forma
                                                   ------------  ----------  ------------- -----------
                                                      (dollars in thousands, except per share data)
                                                                 ----------  ------------- -----------
Net (loss).........................................   $ (522)     $ (622)       $(3,638)    $(3,638)
Basic and diluted earnings (loss) per share........   $(0.17)     $(0.21)       $ (1.21)    $ (1.22)

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

                                                     Years Ended
                                                    September 30,
                                            -----------------------------
                                                2001            2000
                                            -------------   -------------
Basic.....................................    3,007,434       3,007,434
Diluted...................................    3,007,434       3,007,434

16.  RELATED PARTY TRANSACTIONS

      The Bank offers loans to its officers, directors, employees and related parties of such persons. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectibility, or present other unfavorable features. Such loans are made on the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. The aggregate balance of loans to directors, officers and other related parties is $540,000 and $445,000 as of September 30, 2001and September 30, 2000, respectively.

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

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The carrying value and estimated fair value of financial instruments is summarized as follows:

                                                                              September 30,
                                                          ----------------------------------------------------
                                                                    2001                       2000
                                                          ------------------------- --------------------------
                                                            Carrying    Estimated     Carrying     Estimated
                                                             value      fair value      value      fair value
                                                          ------------ ------------ ------------- ------------
                                                                             (in thousands)
Assets:
   Cash and interest bearing deposits.....................   $   3,418    $   3,418     $   5,717    $   5,717
   Investment securities..................................     170,417      169,951       136,946      135,945
   Loans receivable.......................................     179,286      182,370       138,297      134,827
Liabilities:
   Deposits...............................................     229,982      232,706       188,387      188,051
   Borrowings.............................................     117,832      119,075        82,836       82,738
Off-balance sheet instruments:
   Commitments to extend credit...........................           -        1,275             -          480
   Loans in process.......................................           -            -             -           21

18.  EMPLOYEE BENEFIT PLANS

      The Company operates a 401(k) Retirement Plan covering all full-time employees meeting the minimum age and service requirements. Contributions to the Retirement Plan are at the discretion of the Company. The Company made no contributions for the years ended September 30, 2001 and 2000.

19.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Years ended
                                                             September 30,
                                                       ------------------------
                                                           2001         2000
                                                       ------------ -----------
                                                             (in thousands)
Cash paid during period for interest on
Deposits and borrowings................................ $   3,344     $ 2,521
Transfer of investments to trading classification...... $       -     $22,766
Transfer of loans to foreclosed assets................. $       -     $   281

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


                                                                          Total                           Total
                                                          Mortgage      Reportable     Intersegment     Operating
    For the Years Ended September 30,       Banking       Banking        Segments      Eliminations      Earnings
----------------------------------------- -----------   ------------   ------------  ----------------  ------------
                                                                       (in thousands)
Net interest income: (1)
2001.....................................   $  6,147     $   174        $  6,321        $      -        $  6,321
2000.....................................      4,436         229           4,665               -           4,665
Noninterest income:
2001.....................................   $    922     $ 4,877        $  5,799        $    (92)       $  5,707
2000.....................................       (875)      2,980           2,105             (51)          2,054
Noninterest expense:
2001.....................................   $  8,229     $ 4,413        $ 12,642        $     92        $ 12,550
2000.....................................      6,059       4,949          11,008              51          10,957
Net income:
2001.....................................   $ (1,160)    $   638        $   (522)       $      -        $   (522)
2000.....................................     (2,093)     (1,545)         (3,638)              -          (3,638)
Segment assets:
2001.....................................   $370,731     $16,291        $387,022        $(16,418)       $370,604
2000.....................................    308,227       6,368         314,595         (18,299)        296,296

      (1) Segment net interest income reflects income after provision for loan losses.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  RECENT ACCOUNTING STANDARDS

      In July 2001, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"). SAB 102 sets forth guidelines for determining the allowance for loan losses under generally accepted accounting principles. In addition, SAB 102 sets forth guidelines for documentation by registrants in support of the allowance for loan losses. The Company adopted SAB 102 on October 1, 2001. The Company's banking subsidiary has a detailed loan classification and estimated loss calculation methodology in effect, which is the basis for the determination of the allowance for loan losses. This methodology and related documentation thereof, has been in effect since the Company acquired the banking subsidiary in 1997. The Company believes that adoption of SAB 102 will have no impact on the financial statements.

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" (SFAS No. 141), and No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies that financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning and after December 15, 2001.

      SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 are reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in it's entirety.

      The Company will adopt SFAS 142 on October 1, 2001 and, accordingly, will discontinue amortization of the exiting goodwill. The adoption of SFAS 142 will reduce amortization expense approximately $93,000 in fiscal 2002.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

                            MANAGEMENT OF THE COMPANY

DIRECTORS

      The following table sets forth information regarding the board of directors of the company. Each of the directors of the company is also a director of the bank.

                                                                                                   Director     Term
             Name                 Age                Position(s) Held With the Company              Since      Expires
------------------------------- -------   ------------------------------------------------------- ---------- -----------
Carroll E. Amos                   54      Director, President and Chief Executive Officer            1997       2002
Charles W. Calomiris              43      Director, Chairman of the Board of Directors               2001       2002
Paul J. Cinquegrana               59      Director                                                   1997       2003
Jeffrey M. Gitelman               56      Director                                                   1997       2004
Jeffrey W. Ochsman                48      Director                                                   1999       2003
James B. Vito                     75      Director                                                   1998       2002

Executive Officers Who are Not Directors

      The following table sets forth information regarding the executive officers of the company and the bank who are not also directors.

          Name            Age                           Position(s) Held With the Company and the Bank
------------------------ ------   ----------------------------------------------------------------------------------
Edward C. Allen            53     Senior Vice President and Chief Operating Officer, of the Bank
Jeremiah D. Behan          52     Senior Vice President, Construction Lending, of the Bank
Justin R. Golden           51     Senior Vice President, Consumer Lending, of the Bank
Wade Hotsenpiller          60     General Auditor and Chief Credit Officer, of the Bank
Patsy J. Mays              55     Senior Vice President, Small Business Lending and Retail Banking, of the Bank
Robert W. Neff             54     Senior Vice President, Commercial Real Estate Lending, of the Bank
Laurel L. Mitchell         43     Corporate Secretary, of the Company and the Bank
David E. Ritter            51     Senior Vice President and Chief Financial Officer, of the Company and the Bank

      Each of the executive officers of the company and the bank holds his or her office until his or her successors is elected and qualified or until removed or replaced. Officers are subject to re-election by the board of directors annually.

BIOGRAPHICAL INFORMATION

DIRECTORS

      Charles W. Calomiris, Chairman of the Board of Directors of the Company and the Bank. Mr. Calomiris is currently the Paul M. Montrone Professor of Finance and Economics at the Columbia University Graduate School of Business and a professor at the School of International and Public Affairs at Columbia. During the last five years he has served as a consultant to the Federal Reserve Board as well as to Federal Reserve Banks and the World Bank, to the governments of states and foreign countries and to major U. S. corporations.

      Carroll E. Amos is President and Chief Executive Officer of the company and of the bank. He is a private investor who until 1996 served as President and Chief Executive Officer of 1st Washington Bancorp and Washington Federal Saving Bank.

      Paul J. Cinquegrana is a Principal of Washington Securities Corporation a stock and bond brokerage firm.

      Jeffrey M. Gitelman, D.D.S., is an Oral Surgeon and the owner of Jeffrey
M. Gitelman D.D.S., P.C.

      Jeffrey W. Ochsman, is a partner in the law firm of Friedlander, Misler, Friedlander, Sloan & Herz, PLLC, Washington, D.C.

      James B. Vito is Chairman of the Board, of James Vito Inc., a plumbing and heating company and managing general partner, James Properties, engaged in the sale and management of property.

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

      Wade Hotsenpiller joined the company during the past year and serves as General Auditor and Chief Credit Officer for the company and the bank. Previously, Mr. Hotsenpiller, a certified public accountant, was President, CFO and COO of Dominion Savings Bank, FSB in 2000 after serving from 1996 to 1999 as Senior Vice President and COO for Allstate Financial Corporation.

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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities and Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., and to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that Director Calomiris was late in filing a Form 5 for purchases made in February in his capacity as Executor of the Estate of William Calomiris.

ITEM 10.  EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE. The following table sets forth the cash compensation paid by the company for services rendered in all capacities during the fiscal years ended September 30, 2001 and 2000, to the Chief Executive Officer, the only executive officer of the company who received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                         Long-Term Compensation(2)
                                                                   ------------------------------------------------------
                                   Annual Compensation(1)                   Awards           Payouts
                           --------------------------------------  ------------------------ -----------------------------
                                                           Other
                                                          Annual      Restricted    Securities                 All Other
Name and             Fiscal                            Compensation     Stock       Underlying       LTIP    Compensation
Principal Positions   Year       Salary        Bonus       (2)         Awards       Options/SARs   Payouts       (2)
-------------------   -----   ------------  ---------- -------------  ---------  ------------- --------------------------
Carroll E. Amos
  President and
  Chief Executive     2001      $156,000       $  -         -             -           45,000           -          -
  Officer             2000      $148,500       $  -         -             -           36,334           -          -

(1) Under Annual Compensation, the column titled "Bonus" consists of Board approved discretionary bonus.
(2) For 2001 and 2000, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock. For 2000, the bank had no restricted stock or stock related plans in existence.

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

      The Employment Agreement provides for a three-year term for Mr. Amos and provides that commencing on the first anniversary date and continuing each anniversary date thereafter the board of directors may extend the Employment Agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the board of directors after conducting a performance evaluation of Mr. Amos. The Employment Agreement provides that Mr. Amos's base salary will be reviewed annually. The base salary provided for in the Employment Agreement for Mr. Amos for 1998 was $110,000. At the first anniversary date, Mr. Amos's base salary was increased to $144,000, and at the second anniversary date, his base salary was increased to $150,000 and at the third anniversary date, his base salary was increased to $157,200. In addition to the base salary, the Employment Agreement provides for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated executive personnel. Effective November 1, 1998, the Employment Agreement also provides for an automobile allowance of $9,600 per year.

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

      Under the Employment Agreement, if involuntary termination or voluntary termination follows a change in control of the bank or the company, Mr. Amos or, in the event of his death, his beneficiary, would receive a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of stock-based incentives previously awarded to Mr. Amos; or (ii) three times the average of the three preceding taxable years' annual compensation. The bank would also continue Mr. Amos's life, health, and disability coverage for thirty-six months. In the event of a change in control of the bank, the total amount of payment due under the Employment Agreement, based solely on the base salary paid to Mr. Amos, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $471,600.

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

      T. MARK STAMM. Effective October 1, 1997, the bank entered into an employment agreement (the "Stamm Agreement") with Mr. Stamm. The Stamm Agreement and subsequent modifications are intended to ensure that the bank and the company would be able to retain the services of an experienced mortgage banking professional.

      The Stamm Agreement was for a one-year term with total compensation comprised of three elements, a base salary, a production bonus, and a net income bonus, based on the net income of the then mortgage banking division of the bank. In addition to the salary and bonus provisions, the Stamm Agreement provides for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated personnel. The Stamm Agreement also provides Mr. Stamm with the use of an automobile.

      Effective October 1, 2000, the Stamm Agreement was modified to provide for his employment as President of Greater Atlantic Mortgage for a two-year term. Under the modified agreement, Mr. Stamm's compensation continues to be comprised of three elements, a base salary for Mr. Stamm of $108,000, a production bonus of two basis points, payable monthly on each loan closed in a month and a net income bonus. However, the net income bonus was modified to 40% on the first $1,250,000, 20% on the next $2,670,000 and 40% on anything over $3,920,000 of the net income, as defined, of Greater Atlantic Mortgage. For the year ended September 30, 2001, Greater Atlantic Mortgage had net income before bonus of $1.1 million.

      The Stamm Agreement provides for termination by the bank for cause (as defined in the Stamm Agreement) at any time. In the event the bank chose to terminate Mr. Stamm's employment for reasons other than for cause, Mr. Stamm or, in the event of death, Mr. Stamm's beneficiary would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to Mr. Stamm during the remaining term of the Stamm Agreement, but in no event less than three months. The bank would also continue and pay for Mr. Stamm's life, health and disability coverage for a term of at least six months, but in no event less than three months.

      Under the Stamm Agreement, if involuntary termination or voluntary termination follows a change in control of the bank, Mr. Stamm or, in the event of his death, his beneficiary, would be entitled to receive a severance payment generally equal to the greater of: (i) the payments due for the remaining term of the agreement, including the value of stock-based incentives previously awarded to Mr. Stamm; or (ii) three times the average of the base salary, excluding bonuses and all other forms of compensation paid or to be paid to Mr. Stamm during the three preceding years. During fiscal year 2000, using funds from a deferred compensation plan, Mr. Stamm reimbursed Greater Atlantic Mortgage $498,876 for a receivable arising from losses sustained by Greater Atlantic Mortgage and is obligated in the sum of an additional $500,000 arising from such losses. However, if Greater Atlantic Mortgage were to terminate Mr. Stamm without cause during the two-year term of the Stamm Agreement, he would be reimbursed for the $498,876 payment after deducting any bonus earned and not paid. Further, if during the term of the Stamm Agreement Mr. Stamm should resign or if Greater Atlantic Mortgage had a net loss from operations of $250,000 before computing bonus and was closed, Mr. Stamm's termination would be without any requirement for reimbursement of the $498,876. The bank would also continue Mr. Stamm's life, health, and disability coverage for thirty-six months. In the event of a change in control of the bank, the total amount of payment due under the Stamm Agreement , based solely on the base salary paid to Mr. Stamm, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $324,000.

DIRECTORS' COMPENSATION

      FEES. Since the formation of the Company, the executive officers, directors and other personnel have been compensated for services by the Bank and have not received additional remuneration from the Company. Outside directors of the Bank, including the Chairman of the Board, received $200 for each Board meeting and $100 for each committee meeting attended. Beginning October 1, 1998, outside directors of the Bank received $500 for each Board meeting and $250 for each committee meeting attended. Beginning on that same date, the Chairman was made a salaried officer of the Company and the Bank and in those capacities received compensation at the rate of $3,000 per month. Beginning December 1, 1999, outside directors of the Bank received $600 for each Board meeting and $300 for each committee meeting attended.

1997 INCENTIVE STOCK OPTION AND WARRANT PLAN

      Under the Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan (the "Option Plan"), which was ratified by shareholders in 1997, options are granted to employees at the discretion of a committee comprised of disinterested directors who administer the plan.


         The following table provides information with respect to options granted to the Chief Executive Officer in fiscal year 2001.

                                                           Percent of Total
                                                            Options / SARs
                            Number of Securities              Granted to
                            Underlying Options /             Employees in            Exercise or Base
        Name                  SARs Granted (#)               Fiscal Year              Price ($ / Sh)          Expiration Date
         (a)                         (b)                         (c)                       (d)                      (e)
---------------------    ---------------------------    ----------------------    ----------------------    --------------------
   Carroll E. Amos                  8,666                        100%                     $4.00                  12-1-2010


         The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding stock options held by the Chief Executive Officer as of September 30, 2001.  Also
reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the price of the Common Stock as of the end of the fiscal year on September
30, 2001.  At September 30, 2001, options for 45,000 shares of Common Stock were exercisable by Mr. Amos.


                                                                      Fiscal Year End Options / SAR Values
                                           ----------------------------------------------------------------------------------------
                             Shares
                            Acquired                                Number of Securities                 Value of Unexercised In-
                               on              Value               Underlying Unexercised                  the-Money Options at
                            Exercise         Realized          Options at Fiscal Year End (#)             Fiscal Year End ($) (1)
        Name                  (#)               ($)              Exercisable / Unexercisable            Exercisable / Unexercisable
---------------------    --------------    -------------    -------------------------------------    ------------------------------
   Carroll E. Amos             0                 0                       45,000 / 0                              0 / 0

(1) Average market value of underlying securities during the fiscal year 2001 ($3.785 per share) minus the average exercise or base price of $7.05 per share.

STOCK OPTION AND WARRANT PLAN

      Under the stock option plan, as amended, 94,685 warrants, each with a warrant price of $7.50, were granted in fiscal 1998 to the members of the board of directors and original stockholders on the basis of one warrant for each share of stock purchased. Mr. Amos was not granted warrants in fiscal 1998, but was granted 16,667 options to purchase the company stock at the $7.50 warrant price.

      On December 31, 1999, the Board of Directors voted to increase the number of shares of common stock with respect to which options may be granted from 76,667 shares to 225,000 shares. That action was approved by the stockholders at the annual meeting held on March 14, 2000.

      The grants of stock options are designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the company as an incentive to contribute to the success of the company, and reward employees for outstanding performance. All employees of the company, the bank and its subsidiaries are eligible to participate in the stock option plan. The committee administering the plan will determine the terms of awards granted to officers and employees. The committee will also determine whether stock options will qualify as incentive stock options or non-statutory stock options, as described below, the number of shares subject to each stock option, the exercise price of each stock option, the method of exercising stock options, and the time when stock options become exercisable. Only employees may receive grants of Incentive stock options.

      An individual generally will not recognize taxable income upon the grant of a non-statutory stock option or incentive stock option or upon the exercise of an incentive stock option, provided the individual does not dispose of the shares received through the exercise of the incentive stock option for at least one year after the date the individual receives the shares in connection with the option exercise and two years after the date of grant of the stock option (a "disqualifying disposition"). No compensation deduction will generally be available to the company as a result of the exercise of incentive stock options unless there has been a disqualifying disposition. In the case of a non-statutory stock option and in the case of a disqualifying disposition of shares received in connection with the exercise of an incentive stock option, an individual will recognize ordinary income upon exercise of the stock option (or upon the disqualifying disposition) in an amount equal to the amount by which the fair market value of the common stock exceeds the exercise price of the stock option. The amount of any ordinary income recognized by an optionee upon the exercise of a non-statutory stock option or due to a disqualifying disposition will be a deductible expense to the company for tax purposes. In the case of limited rights, the holder will recognize any amount paid to him or her upon exercise in the year in which the payment is made and the company will be entitled to a deduction for federal income tax purposes of the amount paid.

      Stock options are exercisable for a period of time following the date on which the optionee ceases to perform services for the bank or the company, except that in the event of death or disability, options accelerate and become fully vested and could be exercisable for up to one year thereafter or such other period of time as determined by the company. In the case of death or disability, stock options may be exercised for a period of 12 months or such other period of time as determined by the committee. However, any incentive stock options exercised more than three months following the date the employee ceases to perform services as an employee would be treated essentially as a non-statutory stock option. In the event of retirement, if the optionee continues to perform services as a director or consultant on behalf of the bank, the company or an affiliate, unvested options and awards would continue to vest in accordance with their original vesting schedule until the optionee ceases to serve as a consultant or director. In the event of death, disability or normal retirement, the company, if requested by the optionee, or the optionee's beneficiary, could elect, in exchange for vested options, to pay the optionee, or the optionee's beneficiary in the event of death, the amount by which the fair market value of the common stock exceeds the exercise price of the options on the date of the employee's termination of employment.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the company's common stock as of September 30, 2001, by (i) each director of the company, (ii) all directors and executive officers as a group and (iii) each person who is known by the company to own beneficially 5% or more of the common stock.
                                                                            Shares of
                                                                              Common
                                                                              Stock         Ownership
                                                                           Beneficially   as a Percent
Directors and Executive Officers                                              Owned         of Class
------------------------------------------------------------------------- -------------- ---------------
Charles W. Calomiris (1).................................................     454,279          15.11%
Carroll E. Amos..........................................................      44,160           1.47
Paul J. Cinquegrana......................................................      48,734           1.62
Jeffrey M. Gitelman......................................................      84,913           2.82
James B. Vito............................................................      64,942           2.16
Jeffrey W. Ochsman.......................................................         500           0.02
                                                                          -------------- ---------------
Directors and executive officers as a group..............................     697,528          23.19%
------------------------------------------------------------------------- ============== ===============

Principal Shareholders (2)
-------------------------------------------------------------------------
The Ochsman Children Trust...............................................     238,597           7.93%
Robert I. Schattner......................................................     427,896          14.23
-------------------------------------------------------------------------
(1)  Includes 379,895 shares or 12.63% held by the estate of William Calomiris as to which Charles W. Calomiris is the personal representative.
(2)  The information is derived from the Schedule 13D filed by Dr. Schattner on December 31, 1999 and
     Form 4 filed on May 8, 2001 and the Schedule 13D filed by The Ochsman Children Trust on March 27, 2001.

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

      The bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The bank's policy provides that all loans made by the bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate balance of loans to directors and executive officers is $540,000 and $445,000 at September 30, 2001 and 2000, respectively. Such loans were made by the bank in the ordinary course of business, with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

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

(b)   Reports on Form 8-K
      None.


* Incorporated by reference from the From SB-2 filed with the Securities and Exchange Commission on April 13, 1999, Registration No. 333-76169

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GREATER ATLANTIC FINANCIAL CORP.

                                    By: /s/ Carroll E. Amos
                                        ----------------------------------------
                                        Carroll E. Amos
                                        Chief Executive Officer, President
                                         and Director

                                        Dated: December 10, 2001

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dated indicated.


Name                        Title                          Date
----                        -----                          ----

/s/ Charles W. Calomiris
-------------------------
Charles W. Calomiris        Chairman of the Board          December 10, 2001

/s/ Carroll E. Amos         Chief Executive Officer,
-------------------------   President and Director         December 10, 2001
Carroll E. Amos

/s/ Paul J. Cinquegrana
-------------------------
Paul J. Cinquegrana         Director                       December 10, 2001

/s/ Jeffrey M. Gitelman
-------------------------
Jeffrey M. Gitelman         Director                       December 10, 2001

/s/ James B. Vito
-------------------------
James B. Vito               Director                       December 10, 2001

/s/ Jeffrey W. Ochsman
-------------------------
Jeffrey W. Ochsman          Director                       December 10, 2001

/s/ David E. Ritter         Senior Vice President and
-------------------------   Chief Financial Officer        December 10, 2001
David E. Ritter