Form 10QSB
period 2001-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2002-02-13
CIK 1082735

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

            At February 13, 2002, there were 3,007,434 shares of the registrant's Common Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      December 31, 2001 (unaudited) and September 30, 2001 (audited)..........3

      Consolidated Statements of Operations (unaudited) Three months ended
      December 31, 2001 and September 30, 2001................................4

      Consolidated Statements of Comprehensive Income (unaudited) Three months ended December 31, 2001 and September 30, 2001 ..................5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      Three months ended December 31, 2001 and September 30, 2001.............5

      Consolidated Statements of Cash Flows (unaudited) Three months ended
      December 31, 2001 and September 30, 2001................................6

      Notes to Consolidated Financial Statements..............................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........18

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.................19

Item 6.  Exhibits and Reports on Form 8-K....................................19


SIGNATURES...................................................................20
----------


                                         GREATER ATLANTIC FINANCIAL CORP.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                           December 31,         September 30,
                                                                               2001                  2001
                                                                          ---------------       ---------------
                                                                           (Unaudited)
                                                                                 (dollars in thousands)
 Assets
 Cash and cash equivalents                                                   $  1,887              $  1,456
 Interest bearing deposits                                                      3,290                 1,962
 Investment securities
    Available-for-sale                                                        140,099               146,366
    Held-to-maturity                                                           21,119                22,739
    Trading                                                                         -                 1,312
 Loans held for sale                                                           29,766                14,683
 Loans receivable, net                                                        188,806               164,603
 Accrued interest and dividends receivable                                      2,679                 2,777
 Deferred income taxes                                                          1,520                 1,520
 Federal Home Loan Bank stock, at cost                                          5,335                 3,910
 Premises and equipment, net                                                    6,811                 6,350
 Goodwill                                                                       1,284                 1,284
 Prepaid expenses and other assets                                              1,411                 1,642
                                                                          ---------------       ---------------
                   Total assets                                              $404,007              $370,604
                                                                          ===============       ===============
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $248,225              $229,982
Advance payments from borrowers for taxes and insurance                           286                   220
Accrued expenses and other liabilities                                          1,384                 1,399
Income taxes payable                                                                4                     -
Advances from the FHLB and other borrowings                                   132,641               117,823
                                                                          ---------------       ---------------
Total liabilities                                                             382,540               349,424
                                                                          ---------------       ---------------
Commitments and contingencies
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,007,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,132                25,132
   Accumulated deficit                                                         (3,179)               (3,450)
   Accumulated other comprehensive loss                                          (516)                 (532)
                                                                          ---------------       ---------------
Total stockholders' equity                                                     21,467                21,180
                                                                          ---------------       ---------------
Total liabilities and stockholders' equity                                   $404,007              $370,604
                                                                          ===============       ===============


                                         GREATER ATLANTIC FINANCIAL CORP.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                   Three Months Ended
                                                                                      December 31,
                                                                              ------------------------------
                                                                                  2001            2000
                                                                              -------------   --------------
                                                                                (dollars in thousands)
                Interest income
                  Loans                                                           $3,328          $ 2,964
                  Investments                                                      2,051            2,578
                                                                              -------------   --------------
                Total interest income                                              5,379            5,542
                                                                              -------------   --------------
                Interest expense
                  Deposits                                                         2,429            2,818
                  Borrowed money                                                   1,021            1,427
                                                                              -------------   --------------
                Total interest expense                                             3,450            4,245
                                                                              -------------   --------------
                Net interest income                                                1,929            1,297
                Provision for loan losses                                            150                -
                                                                              -------------   --------------
                Net interest income after provision for loan losses                1,779            1,297
                                                                              -------------   --------------
                Noninterest income
                  Fees and service charges                                           251              213
                  Gain on sale of loans                                            1,921              601
                  Gain (loss) on sale of investment securities                        58               16
                  Gain on sale of real estate owned                                    -               43
                  Other operating income                                               2                -
                                                                              -------------   --------------
                Total noninterest income                                           2,232              873
                                                                              -------------   --------------
                Noninterest expense
                  Compensation and employee benefits                                1,847            1,242
                  Occupancy                                                           444              311
                  Professional services                                               168              221
                  Advertising                                                         208              101
                  Deposit insurance premium                                            11                7
                  Furniture, fixtures and equipment                                   201              138
                  Data processing                                                     251              177
                  Other operating expenses                                            604              391
                                                                              --------------  --------------
                Total noninterest expense                                           3,734            2,588
                                                                              --------------  --------------
                Earnings (loss) before income tax provision                           277             (418)
                                                                              --------------  --------------
                Income tax provision                                                    6                -
                                                                              --------------  --------------
                Net earnings (loss)                                               $   271         $   (418)
                                                                              ==============  ==============

                Basic and diluted earnings (loss) per share                       $  0.09         $  (0.14)
                Basic weighted average shares                                   3,007,434        3,007,434
                Diluted weighted average shares                                 3,027,283        3,007,434



                                GREATER ATLANTIC FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------
Three months ended December 31,                                    2001             2000
----------------------------------------------------------------------------------------------
                                                                       (in thousands)
Net earnings (loss)                                                  $ 271           $ (418)
----------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
   Unrealized gains on securities                                       16              358
----------------------------------------------------------------------------------------------
Other comprehensive income                                              16              358
----------------------------------------------------------------------------------------------
Comprehensive income (loss)                                          $ 287           $  (60)
==============================================================================================


                                           GREATER ATLANTIC FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                Additional   Accumulated         Other            Total
                                       Preferred     Common      Paid-in       Earnings      Comprehensive    Stockholders'
                                         Stock        Stock      Capital      (Deficit)      Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Balance at September 30, 2000                $-         $ 30    $ 25,132      $  (2,928)          $ (1,367)        $ 20,867

Other comprehensive income                    -            -           -              -                358              358

Net loss for the period                       -            -           -           (418)                 -             (418)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 2000                 $-         $ 30    $ 25,132      $  (3,346)          $ (1,009)        $ 20,807
==============================================================================================================================
Balance at September 30, 2001                $-         $ 30    $ 25,132      $  (3,450)          $   (532)        $ 21,180

Other comprehensive income                    -            -           -              -                 16               16

Net earnings for the period                   -            -           -            271                                 271
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                 $-         $ 30    $ 25,132      $  (3,179)          $   (516)        $ 21,467
==============================================================================================================================


                                         GREATER ATLANTIC FINANCIAL CORP.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
Three months ended December 31,                                                      2001           2000
--------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Cash flow from operating activities
Net (loss) income                                                                  $    271       $   (418)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities
  Provision for loan loss                                                               150              -
  Amortization of excess of purchase price over assets acquired                           -             24
  Amortization of deposit acquisition adjustment                                         23             63
  Amortization of loan acquisition adjustment                                            (6)           (7)
  Depreciation and amortization                                                         168            108
  Proceeds from sale of trading securities                                            1,130         20,077
  Proceeds from repayments of trading securities                                        183            595
  Amortization of trading security premiums                                               8              -
  Net gain on trading securities                                                         (9)           (15)
  Realized loss (gain) on sale of investments                                             -             (1)
  Realized (gain) loss on sale of mortgaged-backed securities                           (49)             -
  Amortization of investment security premiums                                          354            294
  Amortization of mortgage-backed securities premiums                                   152             79
  Amortization of deferred fees                                                         (86)           (52)
  Discount accretion net of premium amortization                                         76             22
  Loss on disposal of fixed asset                                                         -              -
  Gain on sale of foreclosed real estate                                                  -            (43)
  Gain on sale of loans held for sale                                                (1,921)          (601)
(Increase) decrease in assets
  Disbursements for origination of loans                                           (106,963)       (31,407)
  Proceeds from sales of loans                                                       93,803         31,163
  Accrued interest and dividend receivable                                               98           (503)
  Prepaid expenses and other assets                                                     230            (65)
  Deferred loan fees collected, net of deferred costs incurred                         (213)            (5)
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                (15)        (2,356)
  Income taxes payable                                                                    4             53
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                $(12,612)      $ 17,005
==============================================================================================================



                                         GREATER ATLANTIC FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

-------------------------------------------------------------------------------------------------------------
Three months ended December 31,                                                  2001              2000
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flow from investing activities
  Net increase in loans                                                        $(24,123)         $(12,781)
  Purchases of premises and equipment                                              (629)             (684)
  Proceeds from sales of foreclosed real estate                                       -               152
  Purchases of investment securities                                             (7,056)          (31,875)
  Proceeds from sale of investment securities                                         -             2,412
  Proceeds from repayments of investment securities                               5,659             1,705
  Purchases of mortgage-backed securities                                             -           (5,209)
  Proceeds from sale of mortgage-backed securities                                3,935               939
  Proceeds from repayments of mortgage-backed securities                          4,907             3,015
  Purchases of FHLB stock                                                        (1,425)             (465)
  Proceeds from sale of FHLB stock                                                    -               625
  Acquisition, net of cash acquired                                                   -                 1
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (18,732)          (42,165)
-------------------------------------------------------------------------------------------------------------
Cash flow from  financing activities
  Net increase in deposits                                                       18,220             3,488
  Net advances from FHLB                                                         25,700            21,900
  Net borrowings on reverse repurchase agreements                               (10,883)              605
  Increase in advance payments by borrowers for taxes and insurance                  66               (38)
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        33,103            25,955
-------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                             1,759               795
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                 3,418             5,717
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                    $  5,177          $  6,512
=============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF DECEMBER 31, 2001 AND FOR THE THREE MONTHS
                             THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2002 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

       In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. No impaired loans were identified by the company at or during the three months ended December 31, 2001 and 2000. An analysis of the change in the allowance for loan losses follows:

--------------------------------------------------------------------------------
At or for the Three Months Ended December 31,             2001             2000
--------------------------------------------------------------------------------
                                                         (dollars in thousands)
Balance at beginning of period                             $810            $765
Provisions                                                  150               -
Dominion reserves                                             -             100
--------------------------------------------------------------------------------
Total charge-offs                                            (9)              -
Total recoveries                                              4               -
--------------------------------------------------------------------------------
Net charge-offs                                              (5)              -
--------------------------------------------------------------------------------
Balance at end of period                                   $955            $865
================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period          0.00%           0.00%
================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                295.67%          74.50%
================================================================================
Allowance for loan losses to total loans                   0.49%           0.57%
================================================================================

(3) REGULATORY MATTERS

         The bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS, with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank did not pay any dividends during the periods ended September 30, 2001 or December 31, 2001.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
          INFORMATION AS OF DECEMBER 31, 2001 AND FOR THE THREE MONTHS
                             THEN ENDED IS UNAUDITED

         Effective December 19, 1992, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The "Prompt Corrective Action" section of FDICIA created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At December 31, 2001 the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:

---------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
            At December 31, 2001                Balance      Percent      Balance      Percent      Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                         $20,162       5.00%      $20,668        5.13%        $  506
Tier 1 Risk-based                                $12,708       6.00%      $20,668        9.76%        $7,960
Total Risk-based                                 $21,180      10.00%      $21,623       10.21%        $  443
===============================================================================================================

(4) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended December 31, 2001 and 2000.

                                                                        For the Three Months Ended December
                                                                                        31,
                                                                       ---------------------------------------
      (dollars in thousands except per share amounts)                      2001                     2000
      -----------------------------------------------                  --------------          ---------------

Net earnings (loss)                                                            $271                    $(418)
Weighted average common shares outstanding                                3,007,434                3,007,434
Common stock equivalents due to dilutive effect of
stock options                                                                19,849                        -

Total weighted average common shares and common
share equivalents outstanding                                             3,027,283                3,007,434
Basic earnings (loss) per common share                                        $0.09                   $(0.14)
Diluted earnings (loss) per common share                                      $0.09                   $(0.14)

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
          INFORMATION AS OF DECEMBER 31, 2001 AND FOR THE THREE MONTHS
                             THEN ENDED IS UNAUDITED

(5) SEGMENT REPORTING

         The company has two reportable segments, banking and mortgage banking. The bank operates retail deposit branches in the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumer and small businesses with deposit products such as demand, transaction, savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in residential real estate loans purchased from GAMC and others, and also invests in mortgage-backed and other securities. The mortgage banking segment activities, which are conducted principally through GAMC, include the origination of residential real estate loans either for the bank's portfolio or for sale into the secondary market with servicing released.

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the Three Months Ended December 31,         Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2001                                           $  1,662      $   117       $  1,779      $      -      $  1,779
2000                                              1,259           38          1,297             -         1,297
Noninterest income:
2001                                           $    254      $ 1,997       $  2,251      $    (19)     $  2,232
2000                                                212          682            894           (21)          873
Noninterest expense:
2001                                           $  2,206      $ 1,547       $  3,753      $     19      $  3,734
2000                                              1,868          741          2,609            21         2,588
Net income:
2001                                           $   (297)     $   568       $    271      $      -      $    271
2000                                               (398)         (20)          (418)            -          (418)
Segment assets:
2001                                           $400,190      $32,314       $432,504      $(28,497)     $404,007
2000                                            318,241        7,123        325,364        (5,413)      319,951
(1) Segment net interest income reflects income after provisions for loan losses.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
          INFORMATION AS OF DECEMBER 31, 2001 AND FOR THE THREE MONTHS
                             THEN ENDED IS UNAUDITED

(6) RECENT ACCOUNTING STANDARDS

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

       The Company adopted SFAS 142 on October 1, 2001 and, accordingly, discontinued amortization of the exiting goodwill. The adoption of SFAS 142 will reduce amortization expense by approximately $93,000 in fiscal 2002.

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

       The profitability of the company, and more specifically, the profitability of its primary subsidiary Greater Atlantic Bank, depends primarily on its non-interest income and net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charge fees and commissions earned by non-bank subsidiaries.

       The company's profitability is also affected by the level of its operating expenses. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

       At December 31, 2001 the company's total assets were $404.0 million, compared to $370.6 million held at September 30, 2001, representing an increase of 9.01%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at December 31, 2001 were $188.8 million, an increase of $24.2 million or 14.70% from the $164.6 million held at September 30, 2001. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At December 31, 2001 investment securities were $161.2 million, a decrease of $9.2 million or 5.40% from the $170.4 million held at September 30, 2001. Deposits at December 31, 2001 were $248.2 million, an increase of $18.2 million from the $230.0 million held at September 30, 2001. The increase in deposits consisted primarily of certificates of deposit and NOW and money market accounts.

                COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

       NET INCOME. For the three months ended December 31, 2001, the company had net earnings of $271,000 or $0.09 per share compared to a loss of $418,000 or $0.14 per share for the three months ended December 31, 2000. The $689,000 improvement in earnings over the comparable period one year ago resulted from increases in net interest income, and noninterest income. Those increases exceeded an increase in noninterest expense and in the bank's provision for income tax. The income tax provision of $6,000 recognized in the period results from the utilization of available net operating losses and application of the alternative minimum tax. The company believes that it will continue to generate taxable income, for the foreseeable future, which will assure utilization of the existing net operating losses.

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

       The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                 Difference
----------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                          2001              2000           Amount             %
----------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Interest income:
   Loans                                                $ 3,328           $ 2,964            $364           12.28%
   Investments                                            2,051             2,578            (527)         (20.44)
----------------------------------------------------------------------------------------------------------------------
Total                                                     5,379             5,542            (163)          (2.94)
----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                               2,429             2,818            (389)         (13.80)
   Borrowings                                             1,021             1,427            (406)         (28.45)
----------------------------------------------------------------------------------------------------------------------
Total                                                     3,450             4,245            (795)         (18.73)
----------------------------------------------------------------------------------------------------------------------
Net interest income                                     $ 1,929           $ 1,297            $632           48.73%
======================================================================================================================

       Our growth in net interest income for the three months ended December 31, 2001 was due primarily to the increases in average interest-earning assets and net interest margin. Average interest-earning assets increased $103.9 million or 37.69% over the comparable period one-year ago and was coupled with a 15 basis point increase in net interest margin (net interest income divided by average interest-earning assets). The increase in net interest margin resulted from the significant increase in average interest earning assets coupled with a decrease in the cost of funds.

       INTEREST INCOME. Interest income for the three months ended December 31, 2001 decreased $163,000 compared to the three months ended December 31, 2000, primarily as a result of a decrease in the average yields earned on loans, and investment securities. The decrease in interest income from the loan and investment portfolio for the three months ended December 31, 2001 compared to interest income earned for the 2000 period resulted from a decrease of 237 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase of $103.9 million in the average balance of loans and investment securities outstanding.

       INTEREST EXPENSE. The $795,000 decrease in interest expense for the three months ended December 31, 2001 compared to the 2000 period was principally the result of a 263 basis point decrease in the cost of funds on average deposits and borrowed funds. That decrease was partially offset by an increase of $94.5 million in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 468 basis point decrease in rates paid on certificates of deposit and NOW and money market accounts. That decrease was offset by an increase of $53.0 million of certificates and NOW and money market accounts, or 31.00%, from $170.9 million for the three months ended December 31, 2000 to $223.9 million for the three months ended December 31, 2001. The average rate paid for deposits decreased from 6.46% for the three months ended December 31, 2000 to 4.25% for the three months ended December 31, 2001. That decrease in rate of 221 basis points was offset by an increase of $54.2 million in the average outstanding balance of deposits.

       The decrease in interest expense on borrowings for the three months ended December 31, 2001 compared to the 2000 period was principally the result of a 340 basis point decrease in the cost of borrowed funds and was offset by an increase in average borrowed funds of $40.4 million. Components accountable for the decrease of $795,000 in interest expense were a $1.5 million increase in average volume offset by a $2.3 million decrease in average cost. The decrease in rates resulted from the Federal Reserve lowering its benchmark interest rate (overnight bank lending rate) eleven times since January 3, 2001 by a total of 4.75% to a 40 year low of 1.75%.


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

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                                      2001                                    2000
                                     --------------------------------------- ----------------------------------------
                                                     INTEREST                                INTEREST     AVERAGE
                                        AVERAGE      INCOME/       AVERAGE     AVERAGE       INCOME/       YIELD/
                                        BALANCE      EXPENSE     YIELD/RATE    BALANCE       EXPENSE        RATE
                                     --------------------------------------- ----------------------------------------
ASSETS:                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 153,624     $ 2,527        6.58%     $ 107,103       $ 2,163         8.08%
   Consumer loans                        40,335         533        5.29         23,516           561         9.54
   Commercial business loans             14,474         268        7.41          9,120           240        10.53
                                     ------------  ------------ ------------ ------------  ------------- ------------
      Total loans                       208,433       3,328        6.39        139,739         2,964         8.48

Investment securities                   136,637       1,581        4.63         84,279         1,641         7.79
Mortgage-backed securities               34,540         470        5.44         51,684           937         7.25
                                     ------------  ------------ ------------ ------------  ------------- ------------

      Total interest-earning assets     379,610       5,379        5.67        275,702         5,542         8.04
                                                   ------------ ------------              -------------- ------------

Non-earning assets                       14,566                                 12,027
                                     --------------                          -------------
  Total assets                        $ 394,176                              $ 287,729
                                     ==============                          =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   4,835     $    31        2.56      $   3,618            35         3.87
   Now and money market accounts         73,496         518        2.82         48,103           680         5.65
   Certificates of deposit              150,353       1,880        5.00        122,773         2,103         6.85
                                     ------------  ------------ ------------ ------------  ------------- ------------
      Total deposits                    228,684       2,429        4.25        174,494         2,818         6.46

   FHLB advances                         88,087         780        3.54         53,293           865         6.49
   Other borrowings                      38,301         241        2.52         32,745           562         6.87
                                     ------------  ------------ ------------ ------------  ------------- ------------
  Total interest-bearing
   liabilities                          355,072       3,450        3.89        260,532         4,245         6.52
                                                   ------------ ------------              -------------- ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      15,898                                  4,360
Other liabilities                         1,995                                  1,499
                                     --------------                          -------------
  Total liabilities                     372,965                                266,391
Stockholders' equity                     21,211                                 21,338
                                     ==============                          =============
  Total liabilities and
  stockholders' equity                $ 394,176                              $ 287,729
                                     ==============                          =============

Net interest income                                 $ 1,929                                  $ 1,297
                                                   ============                           ==============
Interest rate spread                                               1.78%                                     1.52%
                                                                ============                             ============
Net interest margin                                                2.03%                                     1.88%
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

                                                        THREE MONTHS ENDED
                                                  DECEMBER 31, 2001 COMPARED TO
                                                        DECEMBER 30, 2000
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME            RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                             $   940        $   (576)         $  364
Consumer loans                                    401            (429)            (28)
Commercial business loans                         141            (113)             28
                                          ----------------  -------------- --------------
      Total loans                               1,482          (1,118)            364
Investments                                     1,019          (1,079)            (60)
Mortgage-backed securities                       (311)           (156)           (467)
                                          ----------------  -------------- --------------
Total interest-earning assets                 $ 2,190        $ (2,353)         $ (163)
                                          ================  ============== ==============

Savings accounts                              $    12        $    (16)         $   (4)
Now and money market accounts                     359            (521)           (162)
Certificates of deposit                           472            (695)           (223)
                                          ----------------  -------------- --------------
  Total deposits                                  843          (1,232)           (389)
FHLB advances                                     565            (650)            (85)
Other borrowings                                   95            (416)           (321)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities              1,503          (2,298)           (795)
                                          ================  ============== ==============
Change in net interest income                 $   687        $    (55)         $  632
                                          ================  ============== ==============

       PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process which segments the loan portfolio into groups based on various risk factors including the types of loans and asset classifications. Each segment is then assigned a reserve percentage based upon the perceived risk in that segment. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the company will not have to increase its provisions for loan losses in the future. The increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. Non-performing assets were $323,000 or 0.08% of total assets at December 31, 2001, compared to $1,2 million at December 31, 2000. While non-performing assets declined $900,000 from the comparable period one year ago, the provision for loan losses increased $150,000 during the three months ended December 31, 2001 as management took a more aggressive posture in assessing collectibility of certain classified loans in the 30 day or more delinquent category. Not withstanding an improvement in overall credit quality, the bank's net charge-offs (charge-offs less recoveries) were $5,000 during the three months ended December 31, 2001.

       NONINTEREST INCOME. Noninterest income increased $1.4 million during the three months ended December 31, 2001, over the comparable period one year ago. That increase was primarily the result of increases in gain on sale of loans, fees on loans, service charges on deposits and an improvement of $42,000 in gains from sales of investment securities. The level of gain on sale of loans during the three months ended December 31, 2001 resulted from the company taking advantage of an increase in loan origination volumes and sales, and from margins being higher when compared to the year ago period. The following table presents a comparison of the components of noninterest income.

                                                                                             Difference
-------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                        2001             2000           Amount             %
-------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Noninterest income:
   Gain on sale of loans                              $ 1,921            $ 601         $ 1,320         219.63%
   Service fees on loans                                  130              107              23          21.50
   Service fees on deposits                               121              105              16          15.24
   Gain (loss) on sale of investment securities            58               16              42         262.50
   Gain on sale of real estate owned                        -               43             (43)       (100.00)
   Other operating income                                   2                1               1         100.00
-------------------------------------------------------------------------------------------------------------------
      Total noninterest income                        $ 2,232            $ 873         $ 1,359         155.67%
===================================================================================================================

         NONINTEREST EXPENSE. Noninterest expense increased $1.1 million from $2.6 million for the three months ended December 31, 2000 to $3.7 million for the comparable period in the current year. The increase was primarily attributable to an $807,000 increase in non-interest expense from the comparable period one year ago, as a result of increased loan origination and sales activity at the bank's mortgage banking subsidiary. The increase in the bank's noninterest expense was primarily in compensation, advertising, data processing, occupancy and furniture fixtures and equipment, as a result of the expansion and growth of the bank. The increase at the mortgage company level was primarily in compensation and other operating expense of $550,000 and $162,000, respectively. The following table presents a comparison of the components of noninterest expense.

                                                                                                   Difference
------------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                                 2001           2000          Amount             %
------------------------------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                         $ 1,847         $ 1,242        $   605          48.71%
   Occupancy                                                      444             311            133          42.77
   Professional services                                          168             221            (53)        (23.98)
   Advertising                                                    208             101            107         105.94
   Deposit insurance premium                                       11               7              4          57.14
   Furniture, fixtures and equipment                              201             138             63          45.65
   Data processing                                                251             177             74          41.81
   Other operating expense                                        604             391            213          54.48
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                     $ 3,734         $ 2,588        $ 1,146           44.28%
========================================================================================================================

       INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax provision recognized in the period results from the utilization of available net operating losses and application of the alternative minimum tax. The company believes that it will continue to generate taxable income, for the foreseeable future, which will assure utilization of the existing net operating losses.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The company has little or no risk related to trading accounts, commodities or foreign exchange.

         Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the company's net interest income and capital, while adjusting the company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the company's market risk exposure since September 30, 2001.

GREATER ATLANTIC FINANCIAL CORP.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6   Exhibits and Reports on Form 8-K
         Not Applicable

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


                                       GREATER ATLANTIC FINANCIAL CORP.
                                       --------------------------------
                                                (Registrant)


Date: February 13, 2002                By: /s/ Carroll E. Amos
                                           -------------------
                                           Carroll E. Amos
                                           President and Chief Executive Officer



Date: February 13, 2002                By: /s/ David E. Ritter
                                           -----------------------
                                           David E. Ritter
                                           Senior Vice President and Chief
                                            Financial Officer