Form 10QSB
period 2002-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2002-05-15
CIK 1082735

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At May 13, 2002, there were 3,012,434 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding


                                           GREATER ATLANTIC FINANCIAL CORP.
                                           QUARTERLY REPORT ON FORM 10-QSB
                                        FOR THE QUARTER ENDED MARCH 31, 2002

                                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                          PAGE NO.
------------------------------                                                                          --------

Item 1. Financial Statements
      Consolidated Statements of Financial Condition
      March 31, 2002 (unaudited) and September 30, 2001 (audited)...........................................3

      Consolidated Statements of Operations (unaudited)
      Three and six months ended March 31, 2002 and March 31, 2001..........................................4

      Consolidated Statements of Comprehensive Income (unaudited)
      Six months ended March 31, 2002 and March 31, 2001 ...................................................5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      Six months ended March 31, 2002 and March 31, 2001....................................................5

      Consolidated Statements of Cash Flows (unaudited)
      Six months ended March 31, 2002 and March 31, 2001....................................................6

      Notes to Consolidated Financial Statements............................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................................24

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K..................................................................25


SIGNATURES.................................................................................................26
----------



                        GREATER ATLANTIC FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                            March 31,           September 30,
                                                                               2002                  2001
                                                                          ---------------       ---------------
                                                                           (Unaudited)
                                                                                 (dollars in thousands)
 Assets
 Cash and cash equivalents                                                    $ 1,388               $ 1,456
 Interest bearing deposits                                                      6,322                 1,962
 Investment securities
    Available-for-sale                                                        159,686               146,366
    Held-to-maturity                                                           19,634                22,739
    Trading                                                                         -                 1,312
 Loans held for sale                                                            4,629                14,683
 Loans receivable, net                                                        219,512               164,603
 Accrued interest and dividends receivable                                      2,729                 2,777
 Deferred income taxes                                                          1,520                 1,520
 Federal Home Loan Bank stock, at cost                                          4,735                 3,910
 Premises and equipment, net                                                    7,399                 6,350
 Goodwill                                                                       1,284                 1,284
 Prepaid expenses and other assets                                              3,103                 1,642
                                                                           ---------------       ---------------
                   Total assets                                              $431,941              $370,604
                                                                          ===============       ===============
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $254,223              $229,982
Advance payments from borrowers for taxes and insurance                           262                   220
Accrued expenses and other liabilities                                          1,289                 1,399
Income taxes payable                                                                -                     -
Advances from the FHLB and other borrowings                                   144,847               117,823
                                                                          ---------------       ---------------
Total liabilities                                                             400,621               349,424
                                                                          ---------------       ---------------
Commitments and contingencies
                                                                          ---------------       ---------------
Guaranteed convertible preferred securities of subsidiary trust                 9,473                     -
                                                                          ---------------       ---------------
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,012,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,152                25,132
   Accumulated deficit                                                         (3,123)               (3,450)
   Accumulated other comprehensive loss                                          (212)                 (532)
                                                                          ---------------       ---------------
Total stockholders' equity                                                     21,847                21,180
                                                                          ---------------       ---------------
Total liabilities and stockholders' equity                                   $431,941              $370,604
                                                                          ===============       ===============


                                                 GREATER ATLANTIC FINANCIAL CORP.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended                      Six Months Ended
                                                                      March 31,                             March 31,
                                                         ------------------------------------   -----------------------------------
                                                               2002               2001               2002               2001
                                                         -----------------   ----------------   ---------------   -----------------
                                                                                    (dollars in thousands)
Interest income
  Loans                                                          $3,361             $3,231            $6,689              $6,195
  Investments                                                     1,643              2,995             3,693               5,573
                                                         -----------------   ----------------   ---------------   -----------------
Total interest income                                             5,004              6,226            10,382              11,768
                                                         -----------------   ----------------   ---------------   -----------------
Interest expense
  Deposits                                                        2,059              2,918             4,488               5,736
  Borrowed money                                                    949              1,624             1,969               3,051
                                                         -----------------   ----------------   ---------------   -----------------
Total interest expense                                            3,008              4,542             6,457               8,787
                                                         -----------------   ----------------   ---------------   -----------------
Net interest income                                               1,996              1,684             3,925               2,981
Provision for loan losses                                           280                 46               429                  46
                                                         -----------------   ----------------   ---------------   -----------------
Net interest income after provision for loan losses               1,716              1,638             3,496               2,935
                                                         -----------------   ----------------   ---------------   -----------------
Noninterest income
  Fees and service charges                                          220                220               470                 432
  Gain on sale of loans                                           1,893                937             3,814               1,538
  Gain (loss) on sale of investment securities                       10                  -                68                  16
  Gain on sale of real estate owned                                   -                  2                 -                  45
  Other operating income                                             (1)                 3                 1                   4
                                                         -----------------   ----------------   ---------------   -----------------
Total noninterest income                                          2,122              1,162             4,353               2,035
                                                         -----------------   ----------------   ---------------   ----------------
      Noninterest expense
        Compensation and employee benefits                        1,886              1,334             3,732               2,576
        Occupancy                                                   438                392               882                 703
        Professional services                                       147                223               315                 444
        Advertising                                                 179                148               387                 249
        Deposit insurance premium                                    10                  9                22                  16
        Furniture, fixtures and equipment                           209                157               411                 295
        Data processing                                             291                220               542                 397
        Provision for loss on real estate owned                       -                  3                 -                   3
        Other operating expenses                                    616                454             1,219                 845
                                                         ----------------   -----------------   ---------------    ----------------
      Total noninterest expense                                   3,776              2,940             7,510               5,528
                                                         ----------------   -----------------   ---------------    ----------------
      Loss before income tax provision                               62               (140)              339                (558)
                                                         ----------------   -----------------   ---------------    ----------------
      Income tax provision                                            6                  -                12                   -
                                                         ----------------   -----------------   ---------------    ----------------
      Net income (loss)                                             $56              $(140)             $327               $(558)
                                                         ================   =================   ===============    ================

      Basic and diluted earnings (loss) per share                $ 0.02            $ (0.05)           $ 0.11             $ (0.19)
      Basic weighted average shares                           3,009,378          3,007,434         3,008,396           3,007,434
      Basic and diluted weighted average shares               3,035,186          3,007,434         3,028,654           3,007,434





                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
--------------------------------------------------------------------------------------
Six months ended March 31,                                          2002        2001
--------------------------------------------------------------------------------------
                                                                     (in thousands)
Net earnings (loss)                                                 $ 327     $(558)
--------------------------------------------------------------------------------------
Other comprehensive income, net of tax
   Unrealized gains on securities                                      15       714
   Unrealized gains on hedges                                         305         -
--------------------------------------------------------------------------------------
Other comprehensive income                                            320       714
--------------------------------------------------------------------------------------
Comprehensive income                                                $ 647     $ 156
======================================================================================




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
                                           Stock       Stock      Capital     (Deficit)       Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance at September 30, 2000                $-         $ 30    $ 25,132      $ (2,928)          $ (1,367)        $ 20,867

Other comprehensive income                    -            -           -              -               714              714

Net loss for the period                       -            -           -          (558)                 -             (558)
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                    $-         $ 30    $ 25,132      $ (3,486)            $ (653)        $ 21,023
==============================================================================================================================
Balance at September 30, 2001                $-         $ 30    $ 25,132      $ (3,450)            $ (532)        $ 21,180

Options Exercised                             -            -          20              -                 -               20

Other comprehensive income                    -            -           -              -               320              320

Net earnings for the period                   -            -           -            327                                327
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                    $-         $ 30    $ 25,152      $ (3,123)            $ (212)        $ 21,847
==============================================================================================================================


                                   GREATER ATLANTIC FINANCIAL CORP.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




--------------------------------------------------------------------------------------------------------------
Six months ended March 31,                                                           2002           2001
--------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)

Cash flow from operating activities
Net income (loss)                                                                     $ 327         $ (558)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
  Provision for loan loss                                                               429             46
  Amortization of excess of purchase price over assets acquired                           -             24
  Amortization of deposit acquisition adjustment                                         46            117
  Amortization of loan acquisition adjustment                                           (14)            (7)
  Depreciation and amortization                                                         336            231
  Proceeds from sale of trading securities                                            1,129         20,093
  Proceeds from repayments of trading securities                                        183          1,076
  Amortization of trading security premiums                                               8               -
  Net gain on trading securities                                                         (9)              -
  Realized loss (gain) on sale of investments                                           (10)              -
  Realized (gain) loss on sale of mortgaged-backed securities                           (49)           (16)
  Amortization of investment security premiums                                        1,260            605
  Amortization of mortgage-backed securities premiums                                   242            118
  Amortization of deferred fees                                                        (153)           (99)
  Discount accretion net of premium amortization                                        125             30
  Loss on disposal of fixed asset                                                         -              2
  Gain on sale of foreclosed real estate                                                  -            (45)
  Gain on sale of loans held for sale                                                (3,814)        (1,538)
(Increase) decrease in assets
  Disbursements for origination of loans                                           (181,475)       (96,874)
  Proceeds from sales of loans                                                      195,345         78,116
  Accrued interest and dividend receivable                                               49           (675)
  Prepaid expenses and other assets                                                  (1,058)          (225)
  Deferred loan fees collected, net of deferred costs incurred                         (136)            (7)
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                               (109)        (1,830)
  Income taxes payable                                                                    -             55
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                  12,652        $(1,361)
==============================================================================================================


                        Greater Atlantic Financial Corp.
         Consolidated Statements of Cash Flows (Unaudited) - (Continued)

-------------------------------------------------------------------------------------------------------------
Six months ended March 31,                                                       2002              2001
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flow from investing activities
  Net increase in loans                                                        $(55,160)         $(11,627)
  Purchases of premises and equipment                                            (1,385)           (1,403)
  Proceeds from sales of foreclosed real estate                                        -               218
  Purchases of investment securities                                            (33,985)          (65,847)
  Proceeds from sale of investment securities                                      8,780             2,410
  Proceeds from repayments of investment securities                               10,483             6,041
  Purchases of mortgage-backed securities                                        (9,762)           (8,795)
  Proceeds from sale of mortgage-backed securities                                 3,935               925
  Proceeds from repayments of mortgage-backed securities                           8,905             6,722
  Purchases of FHLB stock                                                        (1,425)           (1,090)
  Proceeds from sale of FHLB stock                                                   600               625
  Deferred losses on hedging activity                                              (100)                 -
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (69,114)          (71,821)
-------------------------------------------------------------------------------------------------------------
Cash flow from  financing activities
  Net increase in deposits                                                        24,196            48,234
  Net advances from FHLB                                                          12,500             3,700
  Net borrowings on reverse repurchase agreements                                 14,523            16,544
  Increase in advance payments by borrowers for taxes and insurance                   42               169
  Issuance of convertible preferred securities                                     9,473                --
  Capital contributions                                                               20                 -
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         60,754            68,647
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   4,292           (4,535)
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                  3,418             5,717
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                      $ 7,710           $ 1,182
=============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS INFORMATION AS OF MARCH 31, 2002 AND
                  FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2002 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

        In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. No impaired loans were identified by the company at or during the six months ended March 31, 2002 and 2001. An analysis of the change in the allowance for loan losses follows:

------------------------------------------------------------------------------------------
At or for the Six Months Ended March 31,                      2002             2001
------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Balance at beginning of period                                $810              $765
Provisions                                                     429                46
Dominion reserves                                                -               100
Total charge-offs                                              (23)              (61)
Total recoveries                                                 5                 -
------------------------------------------------------------------------------------------
Net charge-offs                                                (18)              (61)
------------------------------------------------------------------------------------------
Balance at end of period                                    $1,221              $850
==========================================================================================
Ratio of net charge-offs during the period
  to average loans outstanding during the period              0.01%             0.04%
==========================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                   397.72%           230.35%
==========================================================================================
Allowance for loan losses to total loans                      0.56%             0.56%
==========================================================================================

(3) REGULATORY MATTERS

         The bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank did not pay any dividends during the periods ended September 30, 2001 or March 31, 2002.

                        GREATER ATLANTIC FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL
              STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31,
               2002 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At March 31, 2002 the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:


---------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
              At March 31, 2002                 Balance      Percent      Balance      Percent      Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                         $21,550       5.00%      $28,765        6.67%        $7,215
Tier 1 Risk-based                                $12,083       6.00%      $28,765       14.28%       $16,682
Total Risk-based                                 $20,138      10.00%      $29,986       14.89%        $9,848
===============================================================================================================

(4) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the six months ended March 31, 2002 and 2001.


                                                                         For the Six Months Ended March 31,
                                                                       ---------------------------------------
      (dollars in thousands except per share amounts)                      2002                     2001
      -----------------------------------------------
                                                                       --------------          ---------------
Net earnings (loss)                                                            $327                    $(558)
Weighted average common shares outstanding                                3,008,396                3,007,434
Common stock equivalents due to dilutive effect of                           20,258
stock options                                                                                              -

Total weighted average common shares and common
share equivalents outstanding                                             3,028,654                3,007,434
Basic earnings (loss) per common share                                        $0.11                   $(0.19)
Diluted earnings (loss) per common share                                      $0.11                   $(0.19)



(5) STOCKHOLDERS EQUITY

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). Initially, the Plan reserved options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000 and March 15, 2002, to increase the number of options available for grant to 225,000 and 350,000 shares to employees, respectively. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. There were 61,000 Options issued during the six months ended March 31, 2002 to officers and employees and 5,000 exercised at $6.00 during that same period. The exercise price for the stock options and warrants is the fair market value at grant date. As of March 31, 2002, 94,685 warrants were outstanding at an exercise price of $7.50. Effective March 15, 2002, the Company established

                        GREATER ATLANTIC FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL
              STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31,
               2002 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

the 2002 Stock Option Plan for Outside Directors. The Plan reserves options for 100,000 shares to non-employee directors of the Company.

(6) SEGMENT REPORTING

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

         Since the company derives a significant portion of its banking revenue from interest income as offset by interest expense, the segments are reported below using net interest income. Because the company also evaluates performance based on noninterest income and noninterest expense, these measures of segment profit and loss are also presented.

--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the Six Months Ended March 31,              Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2002                                            $ 3,268        $ 228        $ 3,496         $   -       $ 3,496
2001                                              2,877           58          2,935             -         2,935
Noninterest income:
2002                                             $  422       $3,966        $ 4,388        $  (35)      $ 4,353
2001                                                424        1,658          2,082           (47)        2,035
Noninterest expense:
2002                                            $ 4,405       $3,140        $ 7,545         $  35       $ 7,510
2001                                              3,913        1,662          5,575            47         5,528
Net income:
2002                                            $  (727)      $1,054         $  327         $   -        $  327
2001                                               (613)          55           (558)            -          (558)
Segment assets:
2002                                           $430,090       $6,220       $436,310      $ (4,369)     $431,941
2001                                            346,653       26,935        373,588       (10,148)      363,440
(1) Segment net interest income reflects income after provisions for loan losses.


                        GREATER ATLANTIC FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL
              STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31,
               2002 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(7) RECENT ACCOUNTING STANDARDS

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

         SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 are reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

         The Company adopted SFAS 142 on October 1, 2001 and, accordingly, discontinued amortization of the existing goodwill. The adoption of SFAS 142 will reduce amortization expense by approximately $93,000 in fiscal 2002.

(8) GUARANTEED CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

         On March 20, 2002, Greater Atlantic Capital Trust I (the, "Trust"), a Delaware statutory business trust and a wholly owned Trust subsidiary of the Company issued $9.6 million aggregate liquidation amount (963,038 shares) of 6.50% cumulative preferred securities maturing on December 31, 2031 with an option to call on or after December 31, 2003. Conversion of the preferred securities into the Company's common stock may occur at any time on or after 60 days after the closing of the offering. The Company may redeem the preferred securities, in whole or in part, at any time on or after December 31, 2003. Distributions on the preferred securities are payable quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2002. The Trust also issued 29,762 common securities to the Company for $297,620. The Company purchased all the shares of the common stock. The proceeds from the sale of the preferred securities and the proceeds from the sale of the trust's common securities were utilized to purchase from the Company junior subordinated debt securities of $9,928,000 bearing interest of 6.50% and maturing December 31, 2031. All intercompany interest and equity were eliminated in consolidation.

         The Trust was formed for the sole purpose of investing the proceeds from the sale of the convertible preferred securities in the corresponding convertible debentures. The Company has fully and unconditionally

                        GREATER ATLANTIC FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL
              STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31,
               2002 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

guaranteed the preferred securities along with all obligations of the trust related thereto. The sale of the preferred securities yielded $9.2 million after deducting offering expenses. The company currently intends to retain approximately $1.5 million of the proceeds for general corporate purposes, investing the retained funds in short-term investments. The remaining $8.0 million of the proceeds will be invested in Greater Atlantic Bank to increase its capital position. Initially, these funds will be invested in investment securities. Subsequently, such proceeds may be used to fund new loans.

 (9) INTEREST RATE EXCHANGE AGREEMENTS

         Beginning in fiscal 2002, the bank utilizes derivative financial instruments to hedge its interest rate risk. The bank does not hold or issue derivative financial instruments for trading purposes. Beginning in 2002, the bank adopted statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The bank bases the estimated fair values of these agreements on the cost of interest-rate exchange agreements with similar terms at available market prices, excluding accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgements regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgements often have a material effect on the fair value estimates. Since those estimates are made as of a specific time, they are susceptible to material near term changes.

         The bank entered into various interest-rate swaps that total $50 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 3.95% - 4.53%, and expires between 2 and 3 years. The bank also entered into various interest rate caps that total $24 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives as cash flow hedges, under the guidelines of SFAS 133, whereby the fair value of these contracts are reflected in other assets with the offset recorded as accumulated other comprehensive income. The fair value of those contracts was $405,000.

         The following table categorizes interest-rate exchange agreements by the Bank as of March 31, 2002.

-----------------------------------------------------------------------------------------------------------------
                                                            Monthly         Gross        Gross
Total by class type of interest rate        Notional       Amortized      Unrealized    Unrealized   Estimated
exchange agreements                          Amount          Cost           Gains        Losses       Fair Value
-----------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)

Interest rate swaps:
   Bank pays fixed receives variable         $ 50,000        $ 100          $ 304          $ 3          $ 301
Interest rate caps:
   Interest rate caps purchased                24,000           14            104            -            104
-----------------------------------------------------------------------------------------------------------------
 Total                                       $ 74,000        $ 114          $ 408          $ 3          $ 405
================================================================================================================


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

         The profitability of the company, and more specifically, the profitability of its primary subsidiary Greater Atlantic Bank, depends primarily on its non-interest income and net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charge fees and commissions earned by non-bank subsidiaries

         The level of its operating expenses also affects the company's profitability. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

         At March 31, 2002 the company's total assets were $431.9 million, compared to $370.6 million held at September 30, 2001, representing an increase of 16.54%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at March 31, 2002 were $219.5 million, an increase of $54.9 million or 33.35% from the $164.6 million held at September 30, 2001. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At March 31, 2002 investment securities were $179.3 million, an increase of $8.9 million or 5.22% from the $170.4 million held at September 30, 2001. Deposits at March 31, 2002 were $254.2 million, an increase of $24.2 million from the $230.0 million held at September 30, 2001. The increase in deposits consisted primarily of certificates of deposit and NOW and money market accounts.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2002 AND MARCH 31, 2001

         NET INCOME. For the three months ended March 31, 2002, the company had net earnings of $56,000 or $0.02 per share compared to a loss of $140,000 or $0.05 per share for the three months ended March 31, 2001. The $196,000 improvement in earnings over the comparable period one-year ago resulted from increases in net interest income and in noninterest income. Those increases exceeded increases in the provision for loan losses related to a commercial business loan that is 60 days contractually delinquent, in noninterest expense and in the bank's provision for income tax. The income tax provision recognized in the period results from the utilization of available net operating losses and application of the alternative minimum tax. The company believes that it will continue for the foreseeable future to generate taxable income, which will assure utilization of the existing net operating losses.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                 Difference
----------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                             2002              2001           Amount             %
----------------------------------------------------------------------------------------------------------------------

Interest income:
   Loans                                                $ 3,361           $ 3,231            $130            4.02%
   Investments                                            1,643             2,995          (1,352)         (45.14)
----------------------------------------------------------------------------------------------------------------------
Total                                                     5,004             6,226          (1,222)         (19.63)
----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                               2,059             2,918            (859)         (29.44)
   Borrowings                                               949             1,624            (675)         (41.56)
----------------------------------------------------------------------------------------------------------------------
Total                                                     3,008             4,542          (1,534)         (33.77)
----------------------------------------------------------------------------------------------------------------------
Net interest income                                     $ 1,996           $ 1,684            $312           18.53%
======================================================================================================================

         Our growth in net interest income for the three months ended March 31, 2002 was due primarily to the increase in average interest-earning assets. Average interest-earning assets increased $68.8 million or 21.43% over the comparable period one-year ago and were partially offset by a 5 basis point decrease in net interest margin (net interest income divided by average interest-earning assets).

         INTEREST INCOME. Interest income for the three months ended March 31, 2002 decreased $1.2 million compared to the three months ended March 31, 2001, primarily as a result of a decrease of 263 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase of $68.8 million in the average balance of loans and investment securities outstanding.

         INTEREST EXPENSE. The $1.5 million decrease in interest expense for the three months ended March 31, 2002 compared to the 2001 period was principally the result of a 264 basis point decrease in the cost of funds on average deposits and borrowed funds. That decrease was partially offset by an increase of $60.4 million in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 242 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset by an increase of $38.9 million in certificates, savings and NOW and money market accounts, or 19.67%, from $197.4 million for the three months ended March 31, 2001 to $236.3 million for the three months ended March 31, 2002.

         The decrease in interest expense on borrowings for the three months ended March 31, 2002 compared to the 2001 period was principally the result of a 300 basis point decrease in the cost of borrowed funds and was partially offset by an increase in average borrowed funds of $21.6 million. Components accountable for the decrease of $675,000 in interest expense were a $317,000 increase in average volume offset by a $992,000 decrease in average cost. The decrease in rates resulted from the Federal Reserve lowering its benchmark interest rate (overnight bank lending rate) eleven times since January 3, 2001 by a total of 4.75% to a 40 year low of 1.75%.

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

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                       2002                                    2001
                                     --------------------------------------- ----------------------------------------
                                                     INTEREST                                INTEREST      AVERAGE
                                        AVERAGE      INCOME/      AVERAGE      AVERAGE       INCOME/       YIELD/
                                        BALANCE      EXPENSE     YIELD/RATE    BALANCE       EXPENSE        RATE
                                     --------------------------------------- ----------------------------------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Real estate loans                  $ 150,153     $ 2,438        6.49%     $ 118,406       $ 2,367        8.00%
   Consumer loans                        47,276         530        4.48         26,854           579        8.62
   Commercial business loans             22,548         393        6.97         11,994           285        9.50
                                     ------------  ------------ ------------ -----------  -------------- ------------
      Total loans                       219,977       3,361        6.11        157,254         3,231        8.22

Investment securities                   139,887       1,258        3.60        116,916         2,201        7.53
Mortgage-backed securities               30,004         385        5.13         46,892           794        6.77
                                     ------------  ------------- ------------ -----------  -------------- ------------

      Total interest-earning assets     389,868       5,004        5.13        321,062         6,226        7.76
                                                   ------------ ------------               -------------- ------------

Non-earning assets                       15,688                                 13,728
                                     ------------                             -----------
  Total assets                        $ 405,556                              $ 334,790
                                     ============                             ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                     $ 5,197          25        1.92        $ 4,164            33        3.17
   Now and money market accounts         75,788         386        2.04         55,220           707        5.12
   Certificates of deposit              155,270       1,648        4.25        138,033         2,178        6.31
                                     ------------  ------------ ------------ ------------  ------------- ------------
      Total deposits                    236,255       2,059        3.49        197,417         2,918        5.91

   FHLB advances                         83,441         667        3.20         67,375           988        5.87
   Other borrowings                      48,885         282        2.31         43,362           636        5.87
                                     ------------  ------------ ------------ ------------  ------------- ------------
  Total interest-bearing liabilities    368,581       3,008        3.26        308,154         4,542        5.90
                                                   ------------ ------------               ------------- ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      12,093                                  4,571
Other liabilities                         3,222                                  1,380
                                     --------------                          -------------
  Total liabilities                     383,896                                314,105
Stockholders' equity                     21,660                                 20,685
                                     ==============                          =============
  Total liabilities and
stockholders'                         $ 405,556                              $ 334,790
   Equity
                                     ==============                          =============

Net interest income                                 $ 1,996                                  $ 1,684
                                                   ============                           ==============
Interest rate spread                                                1.87%                                    1.86%
                                                                ============                             ============
Net interest margin                                                 2.05%                                    2.10%
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

                                                       THREE MONTHS ENDED
                                                   MARCH 31, 2002 COMPARED TO
                                                         MARCH 31, 2001
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                               VOLUME            RATE            TOTAL
                                          -----------------------------------------------
                                                            (IN THOUSANDS)

Real estate loans                               $ 635          $ (564)           $ 71
Consumer loans                                    440            (489)            (49)
Commercial business loans                         251            (143)            108
                                          ----------------  -------------- --------------
       Total loans                               1,326          (1,196)            130
Investments                                       432          (1,375)           (943)
Mortgage-backed securities                       (286)           (123)           (409)
                                          ----------------  -------------- --------------
Total interest-earning assets                 $ 1,472        $ (2,694)       $ (1,222)
                                          ================  ============== ==============

Savings accounts                                 $  8          $  (16)           $ (8)
Now and money market accounts                     263            (584)           (321)
Certificates of deposit                           272            (802)           (530)
                                          ----------------  -------------- --------------
  Total deposits                                  543          (1,402)           (859)
FHLB advances                                     236            (557)           (321)
Other borrowings                                   81            (435)           (354)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities                860          (2,394)         (1,534)
                                          ================  ============== ==============
Change in net interest income                   $ 612         $  (300)           $312
                                          ================  ============== ==============

         PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process which segments the loan portfolio into groups based on various risk factors including the types of loans and asset classifications. Each segment is then assigned a reserve percentage based upon the perceived risk in that segment. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the company will not have to increase its provisions for loan losses in the future. The increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. Non-performing assets were $307,000 or 0.07% of total assets at March 31, 2002, compared to $369,000 at March 31, 2001. While non-performing assets declined a modest $62,000 from the comparable period one year ago, the provision for loan losses was increased $234,000 during the three months ended March 31, 2002. This was a result of management taking a more aggressive posture in assessing collectibility of a $2.3 million commercial business loan that is 60 days contractually delinquent. Not withstanding an improvement in overall credit quality, the bank's net charge-offs (charge-offs less recoveries) were $13,000 during the three months ended March 31, 2002.

         NONINTEREST INCOME. Noninterest income increased $960,000 during the three months ended March 31, 2002, over the comparable period one year ago. That increase was primarily the result of increases in gain on sale of loans and an improvement of $10,000 in gains from sales of investment securities. The level of gain on sale of loans during the three months ended March 31, 2002 resulted from the company taking advantage of an increase in loan origination volumes and sales, and from margins being higher when compared to the year-ago period. The following table presents a comparison of the components of noninterest income.

                                                                                             Difference
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                            2002             2001           Amount           %
-------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Noninterest income:
   Gain on sale of loans                              $ 1,893             $937           $ 956          102.03%
   Service fees on loans                                  108              117             (9)         (7.69)
   Service fees on deposits                               112              103               9           8.74
   Gain (loss) on sale of investment securities            10                -              10              -
   Gain on sale of real estate owned                        -                2             (2)       (100.00)
   Other operating income                                  (1)               3             (4)       (133.33)
-------------------------------------------------------------------------------------------------------------------
      Total noninterest income                        $ 2,122           $1,162           $ 960           82.62%
===================================================================================================================

         NONINTEREST EXPENSE. Noninterest expense increased $836,000 from $2.9 million for the three months ended March 31, 2001 to $3.8 million for the comparable period in the current year. The increase was primarily attributable to a $645,000 increase in the mortgage company's non-interest expense from the comparable period one year ago, as a result of increased loan origination and sales. The increase in the bank's noninterest expense was primarily in compensation, advertising, data processing, occupancy and furniture fixtures and equipment, as a result of the expansion and growth of the bank. The increase at the mortgage company level was primarily in compensation and other operating expense of $403,000 and $138,000, respectively. The following table presents a comparison of the components of noninterest expense.

                                                                                                     Difference
--------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                      2002          2001          Amount             %
--------------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                          $ 1,886         $ 1,334          $ 552            41.38%
   Occupancy                                                       438             392             46           11.73
   Professional services                                           147             223            (76)         (34.08)
   Advertising                                                     179             148             31           20.95
   Deposit insurance premium                                        10               9              1           11.11
   Furniture, fixtures and equipment                               209             157             52           33.12
   Data processing                                                 291             220             71           32.27
   Provision for loss on real estate owned                           -               3             (3)        (100.00)
   Other operating expense                                         616             454            162           35.68
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                      $ 3,776         $ 2,940          $ 836            28.44%
==========================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The income tax provision recognized in the period results from the utilization of available net operating losses and application of the alternative minimum tax. The company believes that it will continue to generate taxable income, for the foreseeable future, which will assure the use of existing net operating losses.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
                     ENDED MARCH 31, 2002 AND MARCH 31, 2001

         Net Income. For the six months ended March 31, 2002, the Company had net earnings of $327,000 or $0.11 per share compared to a loss of $558,000 or $0.19 per share for the six months ended March 31, 2001. The $885,000 increase in net earnings over the comparable period one year ago was primarily due to increases in net interest income, and noninterest income. Those increases exceeded increases in the provision for loan losses, in noninterest expense and in the provision for income taxes. The income tax provision recognized in the period results from the utilization of available net operating losses and application of the alternative minimum tax. The company believes that it will continue to generate taxable income, for the foreseeable future, which will assure utilization of the existing net operating losses.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                  Difference
-----------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                                  2002             2001            Amount             %
-----------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
   Loans                                                   $6,689           $6,195             $494            7.97%
   Investments                                              3,693            5,573           (1,880)         (33.73)
-----------------------------------------------------------------------------------------------------------------------
Total                                                      10,382           11,768           (1,386)         (11.78)
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                 4,488            5,736           (1,248)         (21.76)
   Borrowings                                               1,969            3,051           (1,082)         (35.46)
-----------------------------------------------------------------------------------------------------------------------
Total                                                       6,457            8,787           (2,330)         (26.52)
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                        $3,925           $2,981            $ 944           31.67%
=======================================================================================================================

         Our growth in net interest income for the six months ended March 31, 2002 was due primarily to the increase in average interest-earning assets resulting from our planned growth. Average interest-earning assets increased $86.4 million or 28.94% over the comparable period one-year ago and was coupled with a 4 basis point increase in net interest margin (net interest income divided by average interest-earning assets). The increase in net interest margin resulted from an increase in average earning assets exceeding the increase in average interest bearing liabilities coupled with a decrease in the cost of funds exceeding the decrease in yields earned on interest earning assets.

         INTEREST INCOME. Interest income for the six months ended March 31, 2002 decreased $1.4 million compared to the six months ended March 31, 2001, primarily as a result of a decrease in the average yields earned on loans and investment securities. The decrease in interest income from the loan and investment portfolio for the six months ended March 31, 2002 compared to interest income earned for the 2001 period resulted from a decrease of 249 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase of $86.4 million in the average balance of loans and investment securities outstanding.

         INTEREST EXPENSE. The $2.3 million decrease in interest expense for the six months ended March 31, 2002 compared to the 2001 period was principally the result of a 261 basis point decrease in the cost of funds on average deposits and borrowed funds. That decrease was partially offset by an increase of $77.5 million in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 231 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset by an increase of $46.5 million of certificates, savings and NOW and money market accounts, or 25.01%, from $186.0 million for the six months ended March 31, 2001 to $232.5 million for the six months ended March 31, 2002.

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

                                                                For the Six months Ended March 31,
                                       --------------------------------------------------------------------------------
                                                        2002                                    2001
                                       --------------------------------------- ----------------------------------------
                                                      Interest                               Interest       Average
                                          Average      Income/     Average      Average       Income/        Yield/
                                          Balance      Expense    Yield/Rate    Balance       Expense         Rate
                                       --------------------------------------- ----------------------------------------
                                                                  (dollars in thousands)
ASSETS:
Interest-earning assets:
   Real estate loans                     $151,888      $4,965        6.54%     $112,754        $4,530         8.04%
   Consumer loans                          43,806       1,063        4.85        25,185         1,140         9.05
   Commercial business loans               18,511         661        7.14        10,557           525         9.95
                                       ------------- ------------ ------------ ------------ -------------  ------------
      Total loans                         214,205       6,689        6.25       148,496         6,195         8.34

Investment securities                     138,262       2,838        4.11       100,598         3,842         7.64
Mortgage-backed securities                 32,272         855        5.30        49,288         1,731         7.02
                                       ------------- ------------ ------------ ------------ -------------  ------------

      Total interest-earning assets       384,739      10,382        5.40       298,382        11,768         7.89
                                                     ------------ ------------              -------------  ------------

Non-earning assets                         15,127                                12,878
                                       --------------                          ------------
  Total assets                           $399,866                              $311,260
                                       ==============                          ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                       $ 5,016          56        2.23       $ 3,891            68         3.50
   Now and money market accounts           74,642         904        2.42        51,661         1,387         5.37
   Certificates of deposit                152,812       3,528        4.62       130,403         4,281         6.57
                                       -------------- ----------- ------------ ------------ -------------  ------------
      Total deposits                      232,470       4,488        3.86       185,955         5,736         6.17

   FHLB advances                           85,764       1,446        3.37        60,334         1,853         6.14
   Other borrowings                        43,593         523        2.40        38,053         1,198         6.30
                                       -------------- ----------- ------------ ------------ -------------  ------------
    Total interest-bearing liabilities    361,827       6,457        3.57       284,342         8,787         6.18
                                                     ------------ ------------              -------------  ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits        13,995                                 4,466
Other liabilities                           2,593                                 1,382
                                       --------------                          ------------
  Total liabilities                       378,415                               290,190
Stockholders' equity                       21,451                                21,070
                                       ==============                          ============
  Total liabilities and stockholders'
   equity                                $399,866                              $311,260
                                       ==============                          ============

Net interest income                                    $3,925                                  $2,981
                                                     ============                           =============
Interest rate spread                                                  1.83%                                    1.71%
                                                                  ============                             ============
Net interest margin                                                   2.04%                                    2.00%
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

                                                              SIX MONTHS ENDED
                                                         MARCH 31, 2002 COMPARED TO
                                                               MARCH 31, 2001
                                             -----------------------------------------------
                                                           CHANGE ATTRIBUTABLE TO
                                             -----------------------------------------------
                                             VOLUME                RATE                TOTAL
                                             -----------------------------------------------
                                                            (IN THOUSANDS)

Real estate loans                                $1,572         $(1,137)           $ 435
Consumer loans                                      843            (920)             (77)
Commercial business loans                           396            (260)             136
                                             ---------------   --------------   ------------
      Total loans                                 2,811          (2,317)             494
Investments                                       1,439          (2,443)          (1,004)
Mortgage-backed securities                         (598)           (278)            (876)
                                             ---------------   --------------   ------------
Total interest-earning assets                    $3,652         $(5,038)         $(1,386)
                                             ===============   ==============   ============
 Savings accounts                                  $ 20           $ (32)           $ (12)
Now and money market accounts                       617          (1,100)            (483)
Certificates of deposit                             736          (1,489)            (753)
                                             ---------------   --------------   ------------
  Total deposits                                  1,373          (2,621)          (1,248)
FHLB advances                                       781          (1,188)            (407)
Other borrowings                                    174            (849)            (675)
                                             ---------------   --------------   ------------
Total interest-bearing liabilities              $ 2,328         $(4,658)         $(2,330)
                                             ===============   ==============   ============
Change in net interest income                   $ 1,324          $ (380)           $ 944
                                             ===============   ==============   ============

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased from $46,000 during the six months ended March 31, 2001 to $429,000 during the six months ended March 31, 2002 as management took a more aggressive posture in assessing collectibility of a $2.3 commercial business loan classified 60 days contractually delinquent. Not withstanding the question of collectibility of the above mentioned loan, net charge-offs decreased from $61,000 during the six months ended March 31, 2001 to $18,000 during the six months ended March 31, 2002.

         NONINTEREST INCOME. Noninterest income increased $2.3 million during the six months ended March 31, 2002, over the comparable period one year ago. That increase was primarily the result of the increase in gain on sale of loans, service fees on loans, service charges on deposits and an improvement in gains on sale of investment securities. The significant level of gains during the six months ended March 31, 2002 resulted from the company taking advantage of loan origination volumes coupled with home loan refinancing and a favorable interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

         The following table presents a comparison of the components of noninterest income.

                                                                                               Difference
----------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                             2002             2001           Amount               %
----------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Noninterest income:
   Gain on sale of loans                                $3,814          $1,538          $2,276             147.98%
   Service fees on loans                                   238             224              14               6.25
   Service fees on deposits                                232             208              24              11.54
   Gain (loss) on sale of investment securities             68              16              52             325.00
   Gain on sale of real estate owned                         -              45             (45)           (100.00)
   Other operating income                                    1               4              (3)            (75.00)
----------------------------------------------------------------------------------------------------------------------
      Total noninterest income                          $4,353          $2,035          $2,318             113.91%
======================================================================================================================

         During the six months ended March 31, 2002, the mortgage company originated $181.5 million in mortgage loans for sale compared to $96.9 million originated in the comparable period one year ago. The $84.6 million increase in loan originations was largely attributable to decreases in interest rates and increases in home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Loan sales for the six months ended March 31, 2002 amounted to $195.3 million compared to sales of $78.1 million during the comparable period one year ago. Sales of loans resulted in gains of $3.8 million and $1.5 million for the six months ended March 31, 2002 and 2001, respectively.

         NONINTEREST EXPENSE. Noninterest expense for the six months ended March 31, 2002, amounted to $7.5 million, an increase of $2.0 million or 35.85% from the $5.5 million incurred in the six months ended March 31, 2001. The increase was primarily attributable to a $1.5 million increase in the mortgage banking subsidiary's noninterest expense. Noninterest expenses of the Bank increased $530,000 from the comparable period one year ago. The increase in the mortgage banking subsidiary's noninterest expense was primarily in compensation of $954,000, advertising of $153,000 and other operating expense of $300,000. The bank's increases were primarily in compensation, occupancy, furniture fixtures and equipment and data processing.

         The following table presents a comparison of the components of noninterest expense.
                                                                                                Difference
---------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                                    2002          2001          Amount            %
---------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                         $3,732        $2,576        $ 1,156           44.88%
   Occupancy                                                     882           703            179          25.46
   Professional services                                         315           444           (129)        (29.05)
   Advertising                                                   387           249            138          55.42
   Deposit insurance premium                                      22            16              6          37.50
   Furniture, fixtures and equipment                             411           295            116          39.32
   Data processing                                               542           397            145          36.52
   Provision for loss on real estate owned                         -             3             (3)       (100.00)
   Other operating expense                                     1,219           845            374          44.26
---------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                     $7,510        $5,528         $1,982           35.85%
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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $167.4 million or 38.75% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the six months ended March 31, 2002, the bank's loan purchases and originations totaled $109.0 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $43.7 million for the six months ended March 31, 2002.

         The bank has other sources of liquidity if a need for additional funds arises. At March 31, 2002, the bank had $87.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $42.6 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At March 31, 2002, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $135.4 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2002, totaled $83.6 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         To mitigate the impact of changes in market interest rates on our interest-earning assets and interest-bearing liabilities, we actively manage the amounts and maturities of these assets and liabilities. A key component of this strategy is the origination and retention of short-term and adjustable-rate assets and the origination and sale of fixed-rate loans. We retain short-term and adjustable-rate assets because they have repricing characteristics that more closely match the repricing characteristics of our liabilities.

         To further mitigate the risk of timing differences in the repricing of assets and liabilities, our interest-earning assets are matched with interest-bearing liabilities that have similar repricing characteristics. For example, the interest rate risk of holding fixed-rate loans is managed with long-term deposits and borrowings, and the risk of holding ARMs is managed with short-term deposits and borrowings. Periodically, mismatches are identified and managed by adjusting the repricing characteristics of our interest-bearing liabilities with derivatives, such as interest rate caps and interest rate swaps.

         Through the use of these derivative instruments, management attempts to reduce or offset increases in interest expense related to deposits and borrowings. We use interest rate caps and pay-fixed interest rate swaps to protect against rising interest rates.

         The interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the repricing period. At March 31, 2002, we held an aggregate notional value of $74 million of caps and pay-fixed interest rate swaps. None of the interest rate caps had strike rates that were in effect at March 31, 2002, as current LIBOR rates were below the strike rates.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, noninterest-bearing checking accounts and custodial accounts are not sensitive to interest rate fluctuations and provide a growing source of noninterest income through depositor and other retail banking fees.

GREATER ATLANTIC FINANCIAL CORP.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         On March 20, 2002, the Company's wholly owned subsidiary, Greater Atlantic Capital Trust I (the "Trust"), issued $9.6 million in convertible trust preferred securities due December 31, 2031 (the "Preferred Securities"). The Preferred Securities were issued pursuant a registration statement (Registration Nos. 333-75570 and 333-75570-01) initially filed with the Securities and Exchange Commission on December 20, 2001 and effective on February 4, 2002. The aggregate offering proceeds of the Preferred Securities were $9.6 million, aggregate offering expenses were $157,000 and net offering proceeds were $9.5 million. In exchange for the proceeds of the offering and the proceeds from the sale of the Trust's common securities, the Company issued approximately $9.9 million aggregate principal amount of junior subordinated debentures to the Trust in an offering exempt from registration under Section 4(2) of the Act. The Company currently intends to retain approximately $1.5 million of the proceeds for general corporate purposes, investing the retained funds in short-term investments. The remaining $8.0 million of the proceeds will be invested in Greater Atlantic Bank to increase its capital position. Initially, these funds will be invested in investment securities. Subsequently, such proceeds may be used to fund new loans.



Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         Form 8-K filed on January 22, 2002

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


                             GREATER ATLANTIC FINANCIAL CORP.
                             --------------------------------
                                     (Registrant)


Date: May 14, 2002           /s/Carroll E. Amos
                             -------------------------------------
                             Carroll E. Amos
                             President and Chief Executive Officer



Date: May 14, 2002           /s/David E. Ritter
                             -------------------------------------------------
                             David E. Ritter
                             Senior Vice President and Chief Financial Officer