Form 10QSB
period 2002-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 2002-08-07
CIK 1082735

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

    At August 5, 2002, there were 3,012,434 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      June 30, 2002 (unaudited) and September 30, 2001 (audited)..............3

      Consolidated Statements of Operations (unaudited) Three and nine months ended June 30, 2002 and June 30, 2001.......................4

      Consolidated Statements of Comprehensive Income (unaudited) Nine months ended June 30, 2002 and June 30, 2001............................5

      Consolidated Statements of Changes in Stockholders' Equity
      (unaudited) Nine months ended June 30, 2002 and June 30, 2001...........5

      Consolidated Statements of Cash Flows (unaudited) Nine months ended June 30, 2002 and June 30, 2001...................................6

      Notes to Consolidated Financial Statements..............................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........24

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K....................................25


SIGNATURES...................................................................26
----------



                                 GREATER ATLANTIC FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                             June 30,           September 30,
                                                                               2002                 2001
                                                                          ---------------       --------------
                                                                           (Unaudited)
                                                                                   (dollars in thousands)
 Assets
 Cash and cash equivalents                                                    $  1,215             $  1,456
 Interest bearing deposits                                                       1,600                1,962
 Investment securities
    Available-for-sale                                                         195,307              146,366
    Held-to-maturity                                                            18,724               22,739
    Trading                                                                          -                1,312
 Loans held for sale                                                             8,137               14,683
 Loans receivable, net                                                         250,686              164,603
 Accrued interest and dividends receivable                                       3,005                2,777
 Deferred income taxes                                                           1,520                1,520
 Federal Home Loan Bank stock, at cost                                           6,140                3,910
 Premises and equipment, net                                                     7,810                6,350
 Goodwill                                                                        1,284                1,284
 Prepaid expenses and other assets                                               2,521                1,642
                                                                          ----------------      ---------------
                   Total assets                                               $497,949             $370,604
                                                                          ===============       ===============
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $265,197              $229,982
Advance payments from borrowers for taxes and insurance                           289                   220
Accrued expenses and other liabilities                                          2,778                 1,399
Income taxes payable                                                                -                     -
Advances from the FHLB and other borrowings                                   199,867               117,823
                                                                          ---------------       ---------------
Total liabilities                                                             468,131               349,424
                                                                          ---------------       ---------------
Commitments and contingencies

                                                                          ---------------       ---------------
Guaranteed convertible preferred securities of subsidiary trust                 9,346                     -
                                                                          ---------------       ---------------
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,012,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,152                25,132
   Accumulated deficit                                                         (2,954)               (3,450)
   Accumulated other comprehensive loss                                        (1,756)                 (532)
                                                                          ---------------       ---------------
Total stockholders' equity                                                     20,472                21,180
                                                                          ---------------       ---------------
Total liabilities and stockholders' equity                                   $497,949              $370,604
                                                                          ===============       ===============




                                         GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended                     Nine Months Ended
                                                                      June 30,                               June 30,
                                                         ------------------------------------   -----------------------------------
                                                               2002               2001               2002               2001
                                                         -----------------   ----------------   ---------------   -----------------
                                                                                 (dollars in thousands)
Interest income
  Loans                                                          $3,519             $3,239           $10,209              $9,433
  Investments                                                     2,013              2,899             5,706               8,472
                                                         -----------------   ----------------   ---------------   -----------------
Total interest income                                             5,532              6,138            15,915              17,905
                                                         -----------------   ----------------   ---------------   -----------------
Interest expense
  Deposits                                                        1,975              3,031             6,463               8,766
  Borrowed money                                                  1,618              1,380             3,588               4,431
                                                         -----------------   ----------------   ---------------   -----------------
Total interest expense                                            3,593              4,411            10,051              13,197
                                                         -----------------   ----------------   ---------------   -----------------
Net interest income                                               1,939              1,727             5,864               4,708
Provision for loan losses                                           110                  8               539                  54
                                                         -----------------   ----------------   ---------------   -----------------
Net interest income after provision for loan losses               1,829              1,719             5,325               4,654
                                                         -----------------   ----------------   ---------------   -----------------
Noninterest income
  Fees and service charges                                          234                297               704                 729
  Gain on sale of loans                                           1,939              1,363             5,753               2,901
  Gain (loss) on sale of investment securities                       81                  6               150                  21
  Gain on sale of real estate owned                                   -                  1                 -                  46
  Other operating income                                              5                 (1)                5                   4
                                                         ----------------   ----------------   ---------------   -----------------
Total noninterest income                                          2,259              1,666             6,612               3,701
                                                         ----------------   -----------------   ---------------   ----------------
Noninterest expense
   Compensation and employee benefits                             1,843              1,690             5,575               4,266
   Occupancy                                                        436                466             1,318               1,169
   Professional services                                            211                202               526                 646
   Advertising                                                      250                127               637                 376
   Deposit insurance premium                                         11                  9                32                  25
   Furniture, fixtures and equipment                                210                179               621                 475
   Data processing                                                  304                238               846                 635
   Provision for loss on real estate owned                            -                 (3)                -                   -
   Other real estate owned expenses                                   -                  3                 -                   3
   Other operating expenses                                         654                521             1,874               1,365
                                                         ----------------   -----------------   ---------------   ----------------
Total noninterest expense                                         3,919              3,432            11,429               8,960
                                                         ----------------   -----------------   ---------------   ----------------
Loss before income tax provision                                    169                (47)              508                (605)
                                                         ----------------   -----------------   ---------------   ----------------
Income tax provision                                                  -                  -                12                   -
                                                         ----------------   -----------------   ---------------   ----------------
Net income (loss)                                                 $ 169              $ (47)            $ 496              $ (605)
                                                         ================   =================   ===============   ================
Basic and diluted earnings (loss) per share                      $ 0.06            $ (0.02)            $0.16              $(0.20)
Basic weighted average shares                                 3,012,434          3,007,434         3,009,742           3,007,434
Basic and diluted weighted average shares                     3,036,593          3,007,434         3,031,190           3,007,434

                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
--------------------------------------------------------------------------------
Nine months ended June 30,                              2002              2001
--------------------------------------------------------------------------------
                                                            (in thousands)
Net earnings (loss)                                    $ 496            $ (605)
--------------------------------------------------------------------------------
Other comprehensive income, net of tax
   Unrealized gains on securities                         92               749
   Unrealized loss on hedges                          (1,316)                -
--------------------------------------------------------------------------------
Other comprehensive income (loss)                     (1,224)              749
--------------------------------------------------------------------------------
Comprehensive income (loss)                           $ (728)             $144
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
                                         Stock        Stock      Capital      (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance at September 30, 2000                $-         $ 30    $ 25,132      $ (2,928)         $ (1,367)        $ 20,867

Other comprehensive income                    -            -           -             -               749              749

Net loss for the period                       -            -           -          (605)                -             (605)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30,, 2001                    $-         $ 30    $ 25,132      $ (3,533)         $   (618)        $ 21,011
==============================================================================================================================
Balance at September 30, 2001                $-         $ 30    $ 25,132      $ (3,450)         $   (532)        $ 21,180

Options Exercised                             -            -          20             -                 -               20

Other comprehensive loss                      -            -           -             -            (1,224)          (1,224)

Net earnings for the period                   -            -           -           496                                496
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                     $-         $ 30    $ 25,152      $ (2,954)         $ (1,756)        $ 20,472
==============================================================================================================================




                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




--------------------------------------------------------------------------------------------------------------
Nine months ended June 30,                                                           2002           2001
--------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Cash flow from operating activities
Net income (loss)                                                                     $ 496         $ (605)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
  Provision for loan loss                                                               539             54
  Amortization of excess of purchase price over assets acquired                           -             24
  Amortization of deposit acquisition adjustment                                         46            143
  Amortization of loan acquisition adjustment                                           (20)           (20)
  Depreciation and amortization                                                         508            372
  Proceeds from sale of trading securities                                            1,129         20,077
  Proceeds from repayments of trading securities                                        183          1,263
  Amortization of trading security premiums                                               8             38
  Net gain on trading securities                                                         (9)           (15)
  Realized loss (gain) on sale of investments                                           (92)             -
  Realized (gain) loss on sale of mortgaged-backed securities                           (49)            (6)
  Amortization of investment security premiums                                        2,224          1,310
  Amortization of mortgage-backed securities premiums                                   325           (178)
  Amortization of deferred fees                                                        (223)          (162)
  Discount accretion net of premium amortization                                        139             51
  Loss on disposal of fixed asset                                                         -              2
  Gain on sale of foreclosed real estate                                                  -            (45)
  Gain on sale of loans held for sale                                                (5,753)        (2,901)
(Increase) decrease in assets
  Disbursements for origination of loans                                           (283,225)      (162,429)
  Proceeds from sales of loans                                                      295,525        156,200
  Accrued interest and dividend receivable                                             (227)          (561)
  Prepaid expenses and other assets                                                    (881)        (1,341)
  Deferred loan fees collected, net of deferred costs incurred                        1,086            161
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                528         (2,469)
  Income taxes payable                                                                    -             55
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                  12,257          9,018
--------------------------------------------------------------------------------------------------------------




                                GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

-------------------------------------------------------------------------------------------------------------
Nine months ended June 30,                                                       2002              2001
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flow from investing activities
  Net increase in loans                                                       $ (87,604)        $ (23,440)
  Purchases of premises and equipment                                            (1,968)           (1,799)
  Proceeds from sales of foreclosed real estate                                       -               217
  Purchases of investment securities                                            (66,447)          (79,307)
  Proceeds from sale of investment securities                                    15,389             2,389
  Proceeds from repayments of investment securities                              14,831            11,136
  Purchases of mortgage-backed securities                                       (27,266)           (8,795)
  Proceeds from sale of mortgage-backed securities                                3,935             1,831
  Proceeds from repayments of mortgage-backed securities                         12,316            11,638
  Purchases of FHLB stock                                                        (2,830)           (1,395)
  Proceeds from sale of FHLB stock                                                  600             1,300
  Deferred losses on hedging activity                                              (464)                -
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (139,508)          (86,225)
-------------------------------------------------------------------------------------------------------------
Cash flow from  financing activities
  Net increase in deposits                                                       35,170            55,772
  Net advances from FHLB                                                         40,700             6,950
  Net borrowings on reverse repurchase agreements                                41,343            12,915
  Increase in advance payments by borrowers for taxes and insurance                  69               111
  Issuance of convertible preferred securities                                    9,346                 -
  Issuance of common shares                                                          20                 -
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       126,648            75,748
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   (603)           (1,459)
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                 3,418             5,717
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                   $   2,815         $   4,258
=============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 INFORMATION AS OF JUNE 30, 2002 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2002 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

      In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. No impaired loans were identified by the company at or during the nine months ended June 30, 2002 and 2001. An analysis of the change in the allowance for loan losses follows:

--------------------------------------------------------------------------------
At or for the Nine Months Ended June 30,                  2002             2001
--------------------------------------------------------------------------------
                                                         (dollars in thousands)
Balance at beginning of period                           $810              $765
Provisions                                                539                54
Dominion reserves                                           -               100
Total charge-offs                                         (27)             (112)
Total recoveries                                           13                 3
--------------------------------------------------------------------------------
Net charge-offs                                           (14)             (109)
--------------------------------------------------------------------------------
Balance at end of period                               $1,335              $810
================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period        0.01%             0.07%
================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                              351.32%           369.86%
================================================================================
Allowance for loan losses to total loans                 0.52%             0.50%
================================================================================

(3) REGULATORY MATTERS

      The bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank did not pay any dividends during the year ended September 30, 2001 or the period ended June 30, 2002.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2002 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At June 30, 2002 the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:


---------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
              At June 30, 2002                  Balance      Percent      Balance      Percent     Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                         $24,934       5.00%      $29,106        5.84%       $ 4,172
Tier 1 Risk-based                                $13,408       6.00%      $29,106       13.03%       $15,698
Total Risk-based                                 $22,346      10.00%      $30,441       13.62%       $ 8,095
===============================================================================================================

(4) EARNINGS PER SHARE

      Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the nine months ended June 30, 2002 and 2001.

                                                                         For the nine Months Ended June 30,
                                                                       ---------------------------------------
      (dollars in thousands except per share amounts)                      2002                     2001
      -----------------------------------------------                  --------------          ---------------
Net earnings (loss)                                                          $496                    $(605)
Weighted average common shares outstanding                              3,009,742                3,007,434
Common stock equivalents due to dilutive effect of
stock options                                                              21,448                        -

Total weighted average common shares and common
share equivalents outstanding                                           3,031,190                3,007,434
Basic earnings (loss) per common share                                      $0.16                   $(0.20)
Diluted earnings (loss) per common share                                    $0.16                   $(0.20)

(5) STOCKHOLDERS EQUITY

      Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). Initially, the Plan reserved options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000 and March 15, 2002, to increase the number of options available for grant to employees of 225,000 and 350,000 shares, respectively. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. There were 61,000 Options issued during the nine months ended June 30, 2002 to officers and employees and 5,000 options exercised at $6.00 during that same period. The exercise price for the stock options and warrants is the fair market value at grant date. As of June 30, 2002, 94,685 warrants were outstanding at an exercise price of $7.50. Effective March 15, 2002, the Company

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2002 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

established the 2002 Stock Option Plan for Outside Directors. That Plan reserves options for 100,000 shares to non-employee directors of the Company.

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the Nine Months Ended June 30,              Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2002                                           $  5,076      $   249       $  5,325      $      -      $  5,325
2001                                              4,541          113          4,654             -         4,654
Noninterest income:
2002                                           $    676      $ 5,975       $  6,651      $    (39)     $  6,612
2001                                                575        3,199          3,774           (73)        3,701
Noninterest expense:
2002                                           $  6,665      $ 4,803       $ 11,468      $     39      $ 11,429
2001                                              6,005        3,028          9,033            73         8,960
Net income:
2002                                           $   (925)     $ 1,421       $    496      $      -      $    496
2001                                               (889)         284           (605)            -          (605)
Segment assets:
2002                                           $494,195      $ 9,303       $503,498      $ (5,549)     $497,949
2001                                            367,548       34,866        402,414       (32,496)      369,918
(1) Segment net interest income reflects income after provisions for loan losses.


                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2002 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

(7) RECENT ACCOUNTING STANDARDS

      In July 2001, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"). SAB 102 sets forth guidelines for determining the allowance for loan losses under generally accepted accounting principles. In addition, SAB 102 sets forth guidelines for documentation by registrants in support of the allowance for loan losses. The Company adopted SAB 102 on October 1, 2001. The Company's banking subsidiary has a detailed loan classification and estimated loss calculation methodology in effect which is the basis for the determination of the allowance for loan losses. This methodology and related documentation thereof, has been in effect since the Company acquired the banking subsidiary in 1997. The Company believes that adoption of SAB 102 will have no impact on the financial statements.

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" (SFAS No. 141), and No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning on and after December 15, 2001.

      SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives are also to be tested for impairment. Goodwill recognized on or before June 30, 2001, is to be assigned to one or more reporting units and tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

      The Company adopted SFAS 142 on October 1, 2001 and, accordingly, discontinued amortization of the existing goodwill. The adoption of SFAS 142 will reduce amortization expense by approximately $93,000 in fiscal 2002.

(8) GUARANTEED CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

      On March 20, 2002, Greater Atlantic Capital Trust I (the, "Trust"), a Delaware statutory business trust and a wholly owned Trust subsidiary of the Company issued $9.6 million aggregate liquidation amount (963,038 shares) of 6.50% cumulative preferred securities maturing on December 31, 2031, with an option to call on or after December 31, 2003. Conversion of the preferred securities into the Company's common stock may occur at any time on or after 60 days after the closing of the offering. The Company may redeem the preferred securities, in whole or in part, at any time on or after December 31, 2003. Distributions on the preferred securities are payable quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2002. The Trust also issued 29,762 common securities to the Company for $297,620. The Company purchased all the shares of the common stock. The proceeds from the sale of the preferred securities and the proceeds from the sale of the trust's common securities were utilized to purchase from the Company junior subordinated debt securities of $9,928,000 bearing interest of 6.50% and maturing December 31, 2031. All intercompany interest and equity were eliminated in consolidation.

      The Trust was formed for the sole purpose of investing the proceeds from the sale of the convertible preferred securities in the corresponding convertible debentures. The Company has fully and unconditionally

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2002 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

guaranteed the preferred securities along with all obligations of the trust related thereto. The sale of the preferred securities yielded $9.2 million after deducting offering expenses. The company currently intends to retain approximately $1.5 million of the proceeds for general corporate purposes, investing the retained funds in short-term investments. The remaining $8.0 million of the proceeds was invested in Greater Atlantic Bank to increase its capital position. Initially, these funds will be invested in investment securities. Subsequently, such proceeds may be used to fund new loans.

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

      The bank entered into various interest-rate swaps that total $50 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 3.95% - 4.53%, and expires between 2 and 3 years. The bank also entered into various interest rate caps that total $24 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives as cash flow hedges, under the guidelines of SFAS 133, whereby the fair value of these contracts are reflected in other assets with the offset recorded as accumulated other comprehensive income. At June 30, 2002, the fair value of those contracts was a loss of $853,000.

      The following table categorizes interest-rate exchange agreements by the Bank as of June 30, 2002.

------------------------------------------------------------------------------------------------------------
                                                      Monthly       Gross         Gross
Total by class type of interest rate    Notional      Amortized     Unrealized    Unrealized    Estimated
exchange agreements                     Amount        Cost          Gains         Losses        Fair Value
------------------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Interest rate swaps:
   Bank pays fixed receives variable     $ 50,000       $ 105          $ -         $ 791           $ 791
Interest rate caps:
   Interest rate caps purchased            24,000          14           54           116              62
------------------------------------------------------------------------------------------------------------
Total                                    $ 74,000       $ 119         $ 54         $ 907           $ 853
============================================================================================================

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

      At June 30, 2002 the company's total assets were $497.9 million, compared to the $370.6 million held at September 30, 2001, representing an increase of 34.36%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at June 30, 2002 were $250.7 million, an increase of $86.1 million or 52.30% from the $164.6 million held at September 30, 2001. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At June 30, 2002 investment securities were $214.0 million, an increase of $43.6 million or 25.59% from the $170.4 million held at September 30, 2001. Deposits at June 30, 2002 were $265.2 million, an increase of $35.2 million from the $230.0 million held at September 30, 2001. The increase in deposits consisted primarily of certificates of deposit and NOW and money market accounts.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2002 AND JUNE 30, 2001

      NET INCOME. For the three months ended June 30, 2002, the company had net earnings of $169,000 or $0.06 per share compared to a loss of $47,000 or $0.02 per share for the three months ended June 30, 2001. The $216,000 improvement in earnings over the comparable period one-year ago resulted from increases in net interest income and in noninterest income. Those increases exceeded a $102,000 increase in the provision for loan losses related to a commercial business loan that is 60 days contractually delinquent and a $487,000 increase in noninterest expense.

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

      The following table presents a comparison of the components of interest income and expense and net interest income.


                                                                                                Difference
---------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                             2002              2001           Amount             %
---------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
   Loans                                               $ 3,519           $ 3,239          $  280            8.64%
   Investments                                           2,013             2,899            (886)         (30.56)
---------------------------------------------------------------------------------------------------------------------
Total                                                    5,532             6,138            (606)          (9.87)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,975             3,031          (1,056)         (34.84)
   Borrowings                                            1,618             1,380             238           17.25
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,593             4,411            (818)         (18.54)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,939           $ 1,727          $  212           12.28%
=====================================================================================================================

      Our growth in net interest income for the three months ended June 30, 2002 was due primarily to a decrease in the cost of our interest-bearing liabilities. While average interest-earning assets increased $101.3 million or 28.14% over the comparable period one-year ago, the increase was partially offset by a 24 basis point decrease in net interest margin (net interest income divided by average interest-earning assets).

      INTEREST INCOME. Interest income for the three months ended June 30, 2002 decreased $606,000 compared to the three months ended June 30, 2001, primarily as a result of a decrease of 202 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase of $101.3 million in the average balance of loans and investment securities outstanding.

      INTEREST EXPENSE. The $818 million decrease in interest expense for the three months ended June 30, 2002 compared to the 2001 period was principally the result of a 188 basis point decrease in the cost of funds on average deposits and borrowed funds. That decrease was partially offset by an increase of $93.8 million in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 217 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset by an increase of $24.0 million, or 10.49%, in certificates, savings and NOW and money market accounts from $228.7 million for the three months ended June 30, 2001 to $252.7 million for the three months ended June 30, 2002.

      The increase in interest expense on borrowings for the three months ended June 30, 2002 compared to the 2001 period was principally the result of an increase in average borrowed funds of $69.8 million and was partially offset by a 140 basis point decrease in the cost of borrowed funds. Components accountable for the increase of $238,000 in interest expense were a $263,000 increase in average volume offset by a $25,000 decrease in average cost. The decrease in rates resulted from the Federal Reserve lowering its benchmark interest rate (overnight bank lending rate) eleven times since January 3, 2001 by a total of 4.75% to a 40 year low of 1.75%.

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

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------------------------
                                                      2002                                    2001
                                     --------------------------------------- ----------------------------------------
                                                     INTEREST                               INTEREST      AVERAGE
                                        AVERAGE      INCOME/     AVERAGE       AVERAGE      INCOME/        YIELD/
                                        BALANCE      EXPENSE    YIELD/RATE     BALANCE      EXPENSE         RATE
                                     --------------------------------------- ----------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Real estate loans                  $ 166,711     $ 2,523        6.05%     $ 136,297       $ 2,420        7.10%
   Consumer loans                        53,542         588        4.39         30,803           572        7.43
   Commercial business loans             27,414         408        5.95         10,697           247        9.24
                                     ------------  ------------ ------------ ------------   ------------ ------------
      Total loans                       247,667       3,519        5.68        177,797         3,239        7.29

Investment securities                   174,006       1,502        3.45        136,298         2,175        6.38
Mortgage-backed securities               39,388         511        5.19         45,714           724        6.34
                                     ------------  ------------ ------------ ------------   ------------ ------------
      Total interest-earning assets     461,061       5,532        4.80        359,809         6,138        6.82
                                                   ------------ ------------                ------------ ------------

Non-earning assets                       17,164                                 14,533
                                     --------------                          -------------
  Total assets                        $ 478,225                              $ 374,342
                                     ==============                          =============
LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   6,206          29        1.87      $   4,226            34        3.22
   Now and money market accounts         73,091         362        1.98         66,440           705        4.24
   Certificates of deposit              173,390       1,584        3.65        158,039         2,292        5.80
                                     ------------  ------------ ------------ ------------   ------------ ------------
      Total deposits                    252,687       1,975        3.13        228,705         3,031        5.30

   FHLB advances                        105,078         777        2.96         60,388           802        5.31
   Other borrowings                      75,532         841        4.45         50,439           578        4.58
                                     ------------  ------------ ------------ ------------   ------------ ------------
  Total interest-bearing
liabilities                             433,297       3,593        3.32        339,532         4,411        5.20
                                                   ------------ ------------                ------------ ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      11,718                                 11,668
Other liabilities                        11,542                                  2,228
                                     --------------                          -------------
  Total liabilities                     456,557                                353,428
Stockholders' equity                     21,668                                 20,914
                                     ==============                          =============
  Total liabilities and
stockholders' Equity                  $ 478,225                              $ 374,342
                                     ==============                          =============

Net interest income                                 $ 1,939                                  $ 1,727
                                                   ============                           ==============
Interest rate spread                                               1.48%                                    1.62%
                                                                ============                             ============
Net interest margin                                                1.68%                                    1.92%
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

                                                        THREE MONTHS ENDED
                                                    JUNE 30, 2002 COMPARED TO
                                                          JUNE 30, 2001
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME            RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                              $  540         $  (437)         $  103
Consumer loans                                    422            (406)             16
Commercial business loans                         386            (225)            161
                                          ----------------  -------------- --------------
      Total loans                               1,348          (1,068)            280
Investments                                       602          (1,275)           (673)
Mortgage-backed securities                       (100)           (113)           (213)
                                          ----------------  -------------- --------------
Total interest-earning assets                  $1,850         $(2,456)         $ (606)
                                          ================  ============== ==============

Savings accounts                               $   16         $   (21)         $   (5)
Now and money market accounts                      71            (414)           (343)
Certificates of deposit                           223            (931)           (708)
                                          ----------------  -------------- --------------
  Total deposits                                  310          (1,366)         (1,056)
FHLB advances                                     594            (619)            (25)
Other borrowings                                  288             (25)            263
                                          ----------------  -------------- --------------
Total interest-bearing liabilities              1,192          (2,010)           (818)
                                          ================  ============== ==============
Change in net interest income                  $  658         $  (446)         $  212
                                          ================  ============== ==============

      PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process which segments the loan portfolio into groups based on various risk factors including the types of loans and asset classifications. Each segment is then assigned a reserve percentage based upon the perceived risk in that segment. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the company will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations.

      Non-performing assets were $380,000 or 0.08% of total assets at June 30, 2002, compared to $219,000 at June 30, 2001. While non-performing assets increased a modest $161,000 from the comparable period one year ago, the provision for loan losses was increased $102,000 during the three months ended June 30, 2002, as management took a more aggressive posture in assessing collectibility of a $2.1 million commercial business loan that is 60 days contractually delinquent. Not withstanding the decline in overall credit quality of a modest 1 basis point when compared to total assets, the bank's net recoveries (recoveries exceed charge-offs) were $4,000 during the three months ended June 30, 2002.

      NONINTEREST INCOME. Noninterest income increased $593,000 during the three months ended June 30, 2002, over the comparable period one year ago. That increase was primarily the result of an increase in gain on sale of loans and an improvement of $75,000 in gains from sales of investment securities. The level of gain on sale of loans during the three months ended June 30, 2002 resulted from the company taking advantage of an increase in loan origination volumes and sales, and from margins being greater when compared to the year-ago period. The following table presents a comparison of the components of noninterest income.

                                                                                             Difference
-------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                            2002             2001           Amount             %
-------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Noninterest income:
   Gain on sale of loans                              $ 1,939          $ 1,363           $ 576          42.26%
   Service fees on loans                                  112              166             (54)        (32.53)
   Service fees on deposits                               122              131              (9)         (6.87)
   Gain (loss) on sale of investment securities            81                6              75       1,250.00
   Gain on sale of real estate owned                        -                1              (1)       (100.00)
   Other operating income                                   5               (1)              6         600.00
-------------------------------------------------------------------------------------------------------------------
      Total noninterest income                        $ 2,259          $ 1,666           $ 593          35.59%
===================================================================================================================

      NONINTEREST EXPENSE. Noninterest expense increased $487,000 from $3.4 million for the three months ended June 30, 2001 to $3.9 million for the comparable period in the current year. The increase was primarily attributable to a $361,000 increase in the mortgage company's non-interest expense from the comparable period one year ago, as a result of increased loan origination and sales. The increase in the bank's noninterest expense was primarily in compensation, data processing, and furniture fixtures and equipment, as a result of the expansion and growth of the bank. The increase at the mortgage company level was primarily in compensation, advertising and other operating expense of $66,000, $134,000 and $114,000, respectively. The following table presents a comparison of the components of noninterest expense.

                                                                                                     Difference
--------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                      2002           2001          Amount             %
--------------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                          $ 1,843        $ 1,690           $ 153            9.05%
   Occupancy                                                       436            466             (30)          (6.44)
   Professional services                                           211            202               9            4.46
   Advertising                                                     250            127             123           96.85
   Deposit insurance premium                                        11              9               2           22.22
   Furniture, fixtures and equipment                               210            179              31           17.32
   Data processing                                                 304            238              66           27.73
   Provision for loss on real estate owned                           -             (3)              3          100.00
   Loss from foreclosed real estate                                  -              3              (3)        (100.00)
   Other operating expense                                         654            521             133           25.53
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                      $ 3,919        $ 3,432           $ 487           14.19%
==========================================================================================================================

      INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Based on recent tax legislation, the company expects to offset all taxable income in fiscal 2002 with existing net operating losses carried forward from prior years. The company believes that it will continue to generate taxable income, for the foreseeable future, which will assure the use of existing net operating losses.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
                      ENDED JUNE 30, 2002 AND JUNE 30, 2001

      NET INCOME. For the nine months ended June 30, 2002, the Company had net earnings of $496,000 or $0.16 per share compared to a loss of $605,000 or $0.20 per share for the nine months ended June 30, 2001. The $1.1 million increase in net earnings over the comparable period one year ago was primarily due to increases in net interest income, and noninterest income. Those increases exceeded increases in the provision for loan losses and in noninterest expense. The increase in net interest income was influenced by the use of the net proceeds from the recently completed Trust Preferred Securities offering and a very favorable interest rate environment which allowed the bank's mortgage banking subsidiary to increase its origination and sales volumes over the prior fiscal year.

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

      The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                  Difference
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                 2002             2001            Amount            %
-----------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
   Loans                                                  $10,209          $ 9,433          $   776           8.23%
   Investments                                              5,706            8,472           (2,766)        (32.65)
-----------------------------------------------------------------------------------------------------------------------
Total                                                      15,915           17,905           (1,990)        (11.11)
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                 6,463            8,766           (2,303)        (26.27)
   Borrowings                                               3,588            4,431             (843)        (19.03)
-----------------------------------------------------------------------------------------------------------------------
Total                                                      10,051           13,197           (3,146)        (23.84)
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                       $ 5,864          $ 4,708          $ 1,156          24.55%
=======================================================================================================================

      Our growth in net interest income for the nine months ended June 30, 2002 was due primarily to a decline in the cost of our interest-bearing liabilities. Average interest-earning assets increased $91.3 million or 28.64% over the comparable period one-year ago but was offset by a 6 basis point decrease in net interest margin (net interest income divided by average interest-earning assets). The decrease in net interest margin resulted from a charge of $318,000 representing payments made on certain interest rate swap and cap agreements that took effect during the nine months ended June 30, 2002 without a similar charge having been made in the comparable period one year ago. That decrease was offset by increases in average interest earning assets exceeding increases in average interest bearing liabilities by $8.4 million and in the cost of those funds declining 2 basis points more than the yields earned on interest earning assets.

      INTEREST INCOME. Interest income for the nine months ended June 30, 2002 decreased $2.0 million compared to the nine months ended June 30, 2001, primarily as a result of a decrease in the average yields earned on loans and investment securities. The decrease in interest income from the loan and investment portfolio for the nine months ended June 30, 2002 compared to interest income earned for the 2001 period resulted from a decrease of 232 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase of $91.3 million in the average balance of loans and investment securities outstanding.

      INTEREST EXPENSE. The $3.1 million decrease in interest expense for the nine months ended June 30, 2002 compared to the 2001 period was principally the result of a 234 basis point decrease in the cost of funds on average deposits and borrowed funds. That decrease was partially offset by an increase of $82.9 million in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 224 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset by an increase of $39.0 million of certificates, savings and NOW and money market accounts, or 19.48%, from $200.2 million for the nine months ended June 30, 2001 to $239.2 million for the nine months ended June 30, 2002.

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

                                                             FOR THE NINE MONTHS ENDED JUNE 30,
                                       --------------------------------------------------------------------------------
                                                        2002                                    2001
                                       --------------------------------------- ----------------------------------------
                                                       INTEREST                               INTEREST       AVERAGE
                                          AVERAGE      INCOME/      AVERAGE       AVERAGE     INCOME/        YIELD/
                                          BALANCE      EXPENSE     YIELD/RATE     BALANCE     EXPENSE        RATE
                                       --------------------------------------- ----------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Real estate loans                     $156,829     $ 7,488        6.37%     $120,602       $ 6,949         7.68%
   Consumer loans                          47,051       1,650        4.68        27,057         1,712         8.44
   Commercial business loans               21,479       1,071        6.65        10,604           772         9.71
                                       ------------  ------------ ------------ ------------ -------------  ------------
      Total loans                         225,359      10,209        6.04       158,263         9,433         7.95

Investment securities                     150,177       4,340        3.85       112,498         6,016         7.13
Mortgage-backed securities                 34,644       1,366        5.26        48,097         2,456         6.81
                                       ------------  ------------ ------------ ------------ -------------  ------------
      Total interest-earning assets       410,180      15,915        5.17       318,858        17,905         7.49
                                                     ------------ ------------              -------------  ------------

Non-earning assets                         15,806                                13,429
                                       --------------                          ------------
  Total assets                           $425,986                              $332,287
                                       ==============                          ============
LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                      $  5,412          85        2.09      $  4,003           101         3.36
   Now and money market accounts           74,125       1,266        2.28        56,587         2,092         4.93
   Certificates of deposit                159,671       5,112        4.27       139,615         6,573         6.28
                                       ------------  ------------ ------------ ------------ -------------  ------------
      Total deposits                      239,208       6,463        3.60       200,205         8,766         5.84

   FHLB advances                           92,202       2,222        3.21        60,352         2,654         5.86
   Other borrowings                        54,240       1,366        3.36        42,182         1,777         5.62
                                       ------------  ------------ ------------ ------------ -------------  ------------
  Total interest-bearing liabilities      385,650      10,051        3.47       302,739        13,197         5.81
                                                     ------------ ------------              -------------  ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits        13,236                                 6,867
Other liabilities                           5,614                                 1,635
                                       --------------                          ------------
  Total liabilities                       404,500                               311,241
Stockholders' equity                       21,486                                21,046
                                       ==============                          ============
  Total liabilities and stockholders'
   equity                                $425,986                              $332,287
                                       ==============                          ============

Net interest income                                   $ 5,864                                 $ 4,708
                                                     ============                           =============
Interest rate spread                                                 1.70%                                    1.68%
                                                                  ===========                              ============
Net interest margin                                                  1.91%                                    1.97%
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

                                                NINE MONTHS ENDED
                                             JUNE 30, 2002 COMPARED TO
                                                   JUNE 30, 2001
                                   ---------------------------------------------
                                               CHANGE ATTRIBUTABLE TO
                                   ---------------------------------------------
                                       VOLUME            RATE            TOTAL
                                   ---------------------------------------------
                                                  (IN THOUSANDS)

Real estate loans                     $ 2,087         $(1,548)           $ 539
Consumer loans                          1,265          (1,327)             (62)
Commercial business loans                 792            (493)             299
                                   -------------   --------------   ------------
      Total loans                       4,144          (3,368)             776
Investments                             2,015          (3,691)          (1,676)
Mortgage-backed securities               (687)           (403)          (1,090)
                                   -------------   --------------   ------------
Total interest-earning assets         $ 5,472         $(7,462)         $(1,990)
                                   =============   ==============   ============

Savings accounts                        $  36           $ (52)           $ (16)
Now and money market accounts             648          (1,474)            (826)
Certificates of deposit                   944          (2,405)          (1,461)
                                   -------------   --------------   ------------
  Total deposits                        1,628          (3,931)          (2,303)
FHLB advances                           1,401          (1,833)            (432)
Other borrowings                          508            (919)            (411)
                                   -------------   --------------   ------------
Total interest-bearing liabilities    $ 3,537         $(6,683)         $(3,146)
                                   =============   ==============   ============
Change in net interest income         $ 1,935          $ (779)         $ 1,156
                                   =============   ==============   ============

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased from $54,000 during the nine months ended June 30, 2001 to $539,000 during the nine months ended June 30, 2002 as management took a more aggressive posture in assessing collectibility of a $2.1 commercial business loan classified 60 days contractually delinquent. Not withstanding the question of collectibility of the above mentioned loan, net charge-offs decreased from $109,000 during the nine months ended June 30, 2001 to $14,000 during the nine months ended June 30, 2002.

         NONINTEREST INCOME. Noninterest income increased $2.9 million during the nine months ended June 30, 2002, over the comparable period one year ago. That increase was primarily the result of the increase in gain on sale of loans, service charges on deposits and an improvement in gains on sale of investment securities. The significant level of gains during the nine months ended June 30, 2002 resulted from the company taking advantage of loan origination volumes coupled with home loan refinancing and a favorable interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

         The following table presents a comparison of the components of noninterest income.
                                                                                              Difference
---------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                            2002             2001           Amount               %
---------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Noninterest income:
   Gain on sale of loans                              $ 5,753         $ 2,901         $ 2,852             98.31%
   Service fees on loans                                  349             390             (41)           (10.51)
   Service fees on deposits                               355             339              16              4.72
   Gain on sale of investment securities                  150              21             129            614.29
   Gain on sale of real estate owned                        -              46             (46)          (100.00)
   Other operating income                                   5               4               1             25.00
---------------------------------------------------------------------------------------------------------------------
      Total noninterest income                        $ 6,612         $ 3,701         $ 2,911             78.65%
=====================================================================================================================

         During the nine months ended June 30, 2002, the mortgage company originated $283.2 million in mortgage loans for sale compared to $162.4 million originated in the comparable period one year ago. The $120.8 million increase in loan originations was largely attributable to decreases in interest rates and increases in home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Loan sales for the nine months ended June 30, 2002 amounted to $295.5 million compared to sales of $156.2 million during the comparable period one year ago. Sales of loans resulted in gains of $5.8 million and $2.9 million for the nine months ended June 30, 2002 and 2001, respectively.

         NONINTEREST EXPENSE. Noninterest expense for the nine months ended June 30, 2002, amounted to $11.4 million, an increase of $2.5 million or 27.56% from the $9.0 million incurred in the nine months ended June 30, 2001. The increase was primarily attributable to a $1.8 million increase in the mortgage banking subsidiary's noninterest expense. Noninterest expenses of the Bank increased $656,000 from the comparable period one year ago. The increase in the mortgage banking subsidiary's noninterest expense was primarily in compensation of $1.0 million, advertising of $288,000 and other operating expense of $414,000. The bank's increases were primarily in compensation, occupancy, furniture fixtures and equipment, data processing and other operating expense.

         The following table presents a comparison of the components of noninterest expense.
                                                                                                Difference
---------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                    2002          2001          Amount            %
---------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                        $ 5,575       $ 4,266        $ 1,309           30.68%
   Occupancy                                                   1,318         1,169            149           12.75
   Professional services                                         526           646           (120)         (18.58)
   Advertising                                                   637           376            261           69.41
   Deposit insurance premium                                      32            25              7           28.00
   Furniture, fixtures and equipment                             621           475            146           30.74
   Data processing                                               846           635            211           33.23
   Provision for loss on real estate owned                         -             3             (3)        (100.00)
   Other operating expense                                     1,874         1,365            509           37.29
---------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                   $ 11,429       $ 8,960        $ 2,469           27.56%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Based on recent tax legislation, the company expects to offset all taxable income in fiscal 2002 with existing net operating losses carried forward from prior years. The company believes that it will continue to generate taxable income, for the foreseeable future, which will assure utilization of the existing net operating losses.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2002, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $216.8 million or 43.55% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the nine months ended June 30, 2002, the bank's loan purchases and originations totaled $165.9 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $93.7 million for the nine months ended June 30, 2002.

         The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2002, the bank had $115.2 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $34.3 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At June 30, 2002, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $145.5 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2002, totaled $123.4 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the repricing period. At June 30, 2002, we held an aggregate notional value of $74 million of caps and pay-fixed interest rate swaps. None of the interest rate caps had strike rates that were in effect at June 30, 2002, as current LIBOR rates were below the strike rates.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, noninterest-bearing checking accounts and custodial accounts less sensitive to interest rate fluctuations and provide a growing source of noninterest income through depositor and other retail banking fees.

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

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) Greater Atlantic Financial Corp. annual Stockholder's Meeting was held on April 10, 2002.

         (b)  Omitted per instructions

         (c) A brief description of each matter voted upon at the Annual Stockholder's Meeting held on April 10, 2002 and number of votes cast for, against or withheld

              1.  Election of Directors.
                                        Votes For  Votes Against  Votes Withheld
                                        ---------  -------------  --------------
                  Charles W. Calomiris  2,680,338        0             8,500
                  Carroll E. Amos       2,677,338        0            11,500
                  James B. Vito         2,680,338        0             8,500

         In addition to Charles W. Calomiris, Carroll E. Amos and James B. Vito the terms of office of Directors Paul J. Cinquegrana, Jeffrey M. Gitelman and Jeffrey W. Ochsman continued after the meeting.

              2. Ratification of an amendment to the Greater Atlantic Financial Corp. 1997 stock option and warrant plan.

                                        Votes For  Votes Against  Votes Withheld
                                        ---------  -------------  --------------
                                        1,835,261      70,845          10,200

              3. Approval of the Greater Atlantic Financial Corp. 2002 Stock Option Plan for Outside Directors.

                                        Votes For  Votes Against  Votes Withheld
                                        ---------  -------------  --------------
                                        1,823,761     80,845          11,700

              4.  Election of BDO Seidman, LLP as Independent Auditor.

                                        Votes For  Votes Against  Votes Withheld
                                        ---------  -------------  --------------
                                        2,686,635      1,000           1,200

         (d)      None

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 99.1 Certification of Chief Executive Officer Carroll E. Amos pursuant to 18 U.S.C. 1350

         Exhibit 99.2 Certification of Chief Financial Officer David E. Ritter pursuant to 18 U.S.C. 1350

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


                                           GREATER ATLANTIC FINANCIAL CORP.
                                           --------------------------------
                                                    (Registrant)


Date: August 6, 2002                       By: /s/ Carroll E. Amos
                                           -----------------------
                                           Carroll E. Amos
                                           President and Chief Executive Officer



Date: August 6, 2002                       By: /s/ David E. Ritter
                                           -----------------------
                                           David E. Ritter
                                           Senior Vice President and
                                            Chief Financial Officer