Form 10KSB
period 2002-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2002-12-20
CIK 1082735

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467

                        GREATER ATLANTIC FINANCIAL CORP.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                       54-1873112
           --------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

10700 PARKRIDGE BOULEVARD, SUITE P50                      703-391-1300
      RESTON, VIRGINIA 20191                              ------------
      ----------------------                     (Registrant's Telephone Number,
                                                        Including Area Code)
(Address of Principal Executive Offices)
            (Zip Code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $31,472,018

As of December 6, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of the specified date within the last 60 days was $18,978,334.

                  As of December 6, 2002, there were 3,012,434
                    shares of the registrant's Common Stock,
                     par value $0.01 per share, outstanding.



                                      INDEX

PART I                                                                                                              Page
                                                                                                                    ----
Item 1.             Description of Business..................................................................        3
                    Business.................................................................................        3
                    Market Area and Competition..............................................................        3
                    Market Risk..............................................................................        3
                    Lending Activities.......................................................................        4
                    Asset Quality............................................................................        7
                    Allowance for Loan Losses................................................................        8
                    Investment Activities....................................................................       11
                    Sources of Funds.........................................................................       14
                    Subsidiary Activities....................................................................       16
                    Personnel................................................................................       16
                    Regulation and Supervision...............................................................       17
                    Federal and State Taxation...............................................................       23
Item 2.             Description of Property..................................................................       25
Item 3.             Legal Proceedings........................................................................       26
Item 4.             Submission of Matter to a Vote of Security Holders.......................................       26

PART II
Item 5.             Market for Registrant's Common Equity and Related Stockholder
                    Matters..................................................................................       26
Item 6.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................................       27
Item 7.             Consolidated Financial Statements and Supplementary Information..........................       49

PART III
Item 8.             Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure......................................................       87
Item 9.             Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16 (A) of the Exchange Act.......................................       87
Item 10.            Executive Compensation...................................................................       89
Item 11.            Security Ownership of Certain Beneficial Owners and Management...........................       94
Item 12.            Certain Relationships and Related Transactions...........................................       94

PART IV
Item 13.            Exhibits, and Reports on Form 8-K........................................................       95
Item 14.            Controls and Procedures..................................................................       95

SIGNATURES          .........................................................................................       96

CERTIFICATIONS      .........................................................................................       97

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

BUSINESS

         We are a savings and loan holding company which was organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank ("Bank"), a federally-chartered savings bank, and its wholly-owned subsidiary, Greater Atlantic Mortgage Corporation ("Greater Atlantic Mortgage"). We offer traditional banking services to customers through the nine bank branches located throughout the greater Washington, DC/Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage. We established the Greater Atlantic Capital Trust I ("Trust") in January 2002 to issue certain convertible preferred securities which we completed in March 2002.

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

ACQUISITION OF DOMINION SAVINGS BANK, FSB

         On August 22, 2000, the company completed the acquisition of Dominion Savings Bank, FSB, Front Royal, Virginia. The acquisition is being accounted for as a purchase and accordingly, the financial statements include assets and liabilities acquired at fair value and results of operations from the date of acquisition. Shareholders of Dominion were paid approximately $1.1 million in cash, resulting in goodwill of approximately $1.4 million.

LENDING ACTIVITIES

         General. Net loans receivable at September 30, 2002 were $248.1 million, an increase of $83.5 million or 50.71% from the $164.6 million held at September 30, 2001. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties, land loans, consumer and commercial business loans. Loans held for sale, net amounted to $14.6 million at September 30, 2002 compared to $14.7 million at September 30, 2001, a modest decrease of $130,000. During fiscal year 2002, the origination and purchase of single-family residential loans, along with the origination of consumer loans and the origination and purchase of commercial business loans for the banks portfolio, increased resulting in an increase of $95.6 million in the aggregate of loans originated and purchased for the bank's portfolio.

         The following table sets forth the bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                               For the Years Ended
                                                                                  September 30,
                                                                           -------------------------
                                                                                 2002         2001
                                                                           ------------ ------------
                                                                                 (in thousands)
Total loans at beginning of period (1).....................................    $191,431     $146,975
Originations of loans for investment:
   Single-family residential...............................................      91,333       35,843
   Commercial real estate..................................................       3,715        5,055
   Construction............................................................      15,021        5,825
   Land loans..............................................................       7,042        6,701
   Second trust............................................................         652        1,368
   Commercial business.....................................................      29,799       16,534
   Consumer................................................................      51,893       32,540
                                                                           ------------ ------------
      Total originations and purchases for investment......................     199,455      103,866
Loans originated for resale by Greater Atlantic Bank ......................       1,135        2,997
Loans originated for resale by Greater Atlantic Mortgage ..................     424,280      246,927
                                                                           ------------ ------------
Total originations.........................................................     624,870      353,790
Repayments.................................................................    (117,644)     (68,494)
Sale of loans originated for resale by Greater Atlantic Bank...............      (1,241)      (2,891)
Sale of loans originated for resale by Greater Atlantic Mortgage...........    (423,770)    (237,949)
                                                                           ------------ ------------
Net activity in loans......................................................      82,215       44,456
                                                                           ------------ ------------
Total loans at end of period (1)...........................................    $273,646     $191,431
                                                                           ============ ============

(1)  Includes loans held for sale of $14.6 million and $14.7 million at September 30, 2002 and 2001, respectively.




         Loan Portfolio.  The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                             At September 30,
                                                      ----------------------------------------------------------
                                                                     2002                    2001
                                                      ------------------------------ ---------------------------
                                                                           % of                         % of
                                                                           Total                        Total
                                                           Amount          Loans         Amount         Loans
                                                      ------------   -----------    -----------       ----------
                                                                          (dollars in thousands)
Mortgage loans:
   Single-family(1)...................................    $122,143          47.11%      $84,570         47.84%
   Multi-family.......................................         536           0.21           634          0.36
   Construction.......................................      18,993           7.32        19,110         10.81
   Commercial real estate.............................      18,932           7.30        17,977         10.17
   Land...............................................       9,947           3.84         5,431          3.07
                                                      ------------      -----------    ----------   ----------
      Total mortgage loans............................     170,551          65.78       127,722         72.25
                                                      ------------      -----------    ----------   ----------
Commercial business and consumer loans:
   Commercial business................................      28,880          11.14        11,675          6.61
   Consumer:
      Home equity.....................................      58,531          22.58        35,353         20.00
      Automobile......................................         771           0.30         1,269          0.72
      Other...........................................         533           0.20           750          0.42
                                                      ------------      -----------   -----------   ----------
         Total commercial business and
          consumer loans..............................      88,715          34.22        49,047         27.75
                                                      ------------      -----------   -----------   ----------
         Total loans..................................     259,266         100.00%      176,769        100.00%
                                                                        ===========                 ==========
Less:
   Allowance for loan losses..........................      (1,699)                        (810)
   Loans in process...................................     (11,103)                     (11,756)
   Unearned premium...................................       1,617                          400
                                                      ------------                    -----------
        Loans receivable, net.........................    $248,081                     $164,603
                                                      ============                    ===========

(1) Includes loans secured by second trusts on single-family residential property.

         Loan Maturity. The following table shows the remaining contractual maturity of the bank's total loans at September 30, 2002. Loans that have adjustable rates are shown as amortizing when the interest rates are next subject to change. The table does not include the effect of future principal prepayments.


                                                                 At September 30, 2002
                                              ------------------------------------------------------------
                                                                 Multi-         Commercial
                                                One- to        Family and        Business
                                                 Four-         Commercial          and           Total
                                                Family        Real Estate        Consumer        Loans
                                              -------------  --------------   -------------- -------------
                                                                     (in thousands)

Amounts due in:
   One year or less.......................    $  30,950        $ 14,536         $ 69,375      $114,861
   After one year:
   More than one year to three years......       45,129           5,711            4,722        55,562
   More than three years to five years....       21,859           1,925            1,328        25,112
   More than five years to 15 years.......       15,995           4,348            1,394        21,737
   More than 15 years.....................       18,497             498           11,896        30,891
                                          -------------  --------------   -------------- -------------
      Total amount due....................    $ 132,430        $ 27,018         $ 88,715      $248,163
                                          =============  ==============   ============== =============

         The following table sets forth, at September 30, 2002, the dollar amount of loans contractually due after September 30, 2003, identifying whether such loans have fixed interest rates or adjustable interest rates. At September
30, 2002, the bank had $20.3 million of construction, acquisition and development, land and commercial business loans that were contractually due after September 30, 2003.


                                                                       Due After September 30, 2003
                                                             -----------------------------------------------
                                                                   Fixed        Adjustable        Total
                                                             ----------------  --------------  -------------
                                                                              (in thousands)

Real estate loans:
   One- to four-family.......................................     $37,712         $63,768      $101,480
   Multi-family and commercial...............................      11,924             558        12,482
                                                             ------------  --------------  ------------
      Total real estate loans................................      49,636          64,326       113,962
Commercial business and consumer loans.......................       6,808          12,532        19,340
                                                             ------------  --------------  ------------
      Total loans............................................     $56,444         $76,858      $133,302
                                                             ============  ==============  ============

         One- to Four-Family Mortgage Lending. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2002, the bank's one- to four- family mortgage loans totaled $122.1 million, or 47.11% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 33.42% were fixed-rate loans and 66.58% were ARM loans.

         Construction and Development Lending. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing land for sale. At September 30, 2002, construction and development loans (including land loans) totaled $28.9 million, or 11.17%, of the bank's total loans, of which, land loans totaled $9.9 million, or 3.84% of total loans. Such loans are secured by a lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate generally based on the prime rate as reported in The Wall Street Journal. All the bank's land loans are secured by property in its primary market area.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the bank's primary market area. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 2002 was $19.5 million, or 7.51% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 2002, was a $3.1 million commercial real estate loan secured by real property in Springfield, Virginia.

         COMMERCIAL BUSINESS LENDING. At September 30, 2002, the bank had $28.9 million in commercial business loans which amounted to 11.14% of total loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and generally indexed to the prime rate as published in The Wall Street Journal.

         CONSUMER LENDING. Consumer loans at September 30, 2002 amounted to $59.8 million or 23.09% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and loans on new and used automobiles. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

         The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's home equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 2002, these loans totaled $58.5 million or 22.58% of the bank's total loans and 65.98% of commercial business and consumer loans. Other types of consumer loans, primarily consisting of secured and unsecured personal loans and new and used automobile loans, totaled $1.3 million, or 0.51% of the bank's total loans and 1.47% of commercial business and consumer loans at September 30, 2002.

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

         The bank's management reviews and classifies the bank's assets on a regular basis and the board of directors reviews management's reports on a quarterly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 2002, the bank had $2.1 million of loans designated as Substandard which consisted of two commercial business loans, five residential loans, two commercial real estate loan and three consumer loans. At that same date, the bank had $612,000 of assets classified as Doubtful, consisting of one commercial business loan. At September 30, 2002, the bank had no loans classified as Loss. As of September 30, 2002, the bank also had four residential loans, two commercial real estate, four second trust and one home equity loan, totaling $859,000, designated as Special Mention.

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


                                                                                  September 30,
                                                                            -------------------------
                                                                               2002          2001
                                                                            -----------   -----------
                                                                             (dollars in thousands)

Mortgage loans:
   Single-family............................................................       $388          $340
   Commercial real estate...................................................         21            36
   Construction.............................................................          -           122
   Commercial business......................................................         45             -
   Consumer.................................................................          -             8
                                                                            -----------   -----------
Total non-accrual loans.....................................................        454           506
REO.........................................................................          -             -
                                                                            -----------   -----------
Total non-performing assets.................................................       $454          $506
                                                                            ===========   ===========

Non-performing loans to total loans held for investment.....................      0.18%         0.29%
                                                                            ===========   ===========
Total non-performing assets to total assets, at period end..................      0.09%         0.14%
                                                                            ===========   ===========

         During the year ended September 30, 2002, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $19,000.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. There can be no assurance that the bank will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance. As of September 30, 2002, the bank's allowance for loan losses amounted to $1.7 million or 0.66% of total loans. While the allowance for loan losses to total non-performing loans at September 30, 2002 is 374.23%, the allowance as a percentage of total loans increased 0.20%, from 0.46% at September 30, 2001 to 0.66% at September 30, 2002. The increase resulted notwithstanding a $82.5 million increase in total loans, from $176.8 million at September 30, 2001 to $259.3 million at September 30, 2002. The increase was due to management taking a more aggressive posture is assessing collectibility of a $1.9 million commercial business loan when it became evident that the borrower's cash flows had become more constrained and that given the current economy and our collateral position, we believed it prudent to increase the allowance for loss on the loan. Since September 30, 2002 our conclusions proved well founded as the borrower declared bankruptcy on November 1, 2002.

         Subsequent to the bankruptcy, the bank determined that the collection of $600,000 of the existing $1.9 million in debt is highly unlikely and consequently charged-off this amount against the allowance for loan losses during the December 31, 2002 quarter. In addition, due to the anticipated sale of a portion of the collateral at less than the current estimated realizable value the bank expects to record an additional provision for loan losses of approximately $200,000 during the quarter ending December 31, 2002.

         Based on management's estimates of overall asset quality and actual loss experience, the allowance is considered adequate to cover estimated losses in loans receivable at September 30, 2002.

         The following table sets forth activity in the bank's allowance for loan losses.


                                                                        At or For the Years
                                                                              Ended
                                                                           September 30,
                                                                   ---------------------------
                                                                       (dollars in thousands)
                                                                         2002            2001
                                                                   ------------   ------------
Balance at beginning of period.....................................     $   810          $ 765
Provisions.........................................................         968             55
Dominion reserves..................................................           -            100

Total charge-offs..................................................         (98)          (131)
Total recoveries...................................................          19             21
                                                                   ------------   ------------
Net charge-offs....................................................         (79)          (110)
Balance at end of period...........................................      $1,699          $ 810
                                                                   ============   ============
Ratio of net charge-offs during the period
   to average loans outstanding during the period..................       0.03%          0.07%
                                                                   ============   ============
Allowance for loan losses to total non-performing
    loans at end of period.........................................     374.23%        160.08%
                                                                   ============   ============
Allowance for loan losses to total loans...........................       0.66%          0.46%
                                                                   ============   ============



         The following table sets forth the bank's allowance for loan losses in each of the categories listed and the percentage of such amounts to the total allowance and the percentage of such amounts to total loans.


                                                                            At September 30,
                                             --------------------------------------------------------------------------
                                                            2002                                   2001
                                             -----------------------------------    -----------------------------------
                                                                Percent of                             Percent of
                                                       -------------------------               ------------------------
                                                           Total        Total                     Total        Total
                                              Amount     Allowance      Loans         Amount    Allowance      Loans
                                             --------- -------------  ----------    ---------- ------------ -----------
                                                                      (dollars in thousands)

Mortgage loans:
   Single-family.............................  $   148             8.71%       0.06%      $ 95           11.73%       0.06%
   Multi-family..............................        4             0.23        -             5            0.62        -
   Construction..............................       80             4.71        0.03         74            9.14        0.04
   Commercial real estate....................      219            12.89        0.08        195           24.07        0.11
   Land......................................       72             4.24        0.03         53            6.54        0.03
                                             ---------    -------------  ----------    -------    ------------  ----------
      Total mortgage loans...................      523            30.78        0.20        422           52.10        0.24
                                             ---------    -------------  ----------    -------    ------------  ----------
Commercial and Consumer:
   Commercial................................    1,005            59.15        0.39        263           32.47        0.15
   Consumer:
      Home equity............................      151             8.89        0.06         88           10.86        0.05
      Automobile.............................       20             1.18        0.01         31            3.83        0.02
                                             ---------    -------------  ----------    -------    ------------  ----------
       Total commercial and consumer.........    1,176            69.22        0.46        382           47.16        0.22
                                             ---------    -------------  ----------    -------    ------------  ----------
Unallocated..................................        -             -           -             6            0.74        -
                                             ---------    -------------  ----------    -------    ------------  ----------
Total........................................   $1,699           100.00%       0.66%      $810          100.00%       0.46%
                                             =========    =============  ==========    =======    ============  ==========

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

         At September 30, 2002, the bank had invested $52.1 million in mortgage-backed securities, or 10.38% of total assets, of which $49.5 million were classified as available-for-sale and $2.6 million were classified as held-to- maturity. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment securities.


                                                                          September 30,
                                                      -----------------------------------------------------
                                                                 2002                       2001
                                                      -------------------------- --------------------------
                                                                     Estimated                  Estimated
                                                        Amortized      Market     Amortized       Market
                                                          Cost         Value         Cost         Value
                                                      ------------- ------------ ------------  ------------
                                                                           (in thousands)

 Available-for-sale:
   Corporate debt securities..........................   $    1,902   $    1,890   $      974    $    1,025
   CMOs...............................................       12,582       12,578        6,971         6,994
   U.S. Government securities.........................      127,554      127,702      106,124       105,794
                                                      ------------- ------------ ------------  ------------
      Total available-for-sale........................      142,038      142,170      114,069       113,813
                                                      ------------- ------------ ------------  ------------
Held-to-maturity:
   Corporate debt securities..........................        1,020          933        1,029           991
   U.S. Government securities.........................       14,057       13,677       16,460        15,956
                                                      ------------- ------------ ------------  ------------
      Total held-to-maturity..........................       15,077       14,610       17,489        16,947
                                                      ------------- ------------ ------------  ------------
      Total investment securities.....................     $157,115     $156,780     $131,558      $130,760
                                                      ============= ============ ============  ============
Investment securities with:
   Fixed rates........................................   $    3,206   $    3,180   $    3,443    $    3,477
   Adjustable rates...................................      153,909      153,600      128,115       127,283
                                                      ------------- ------------ ------------  ------------
      Total...........................................     $157,115     $156,780     $131,558      $130,760
                                                      ============= ============ ============  ============




         The following table sets forth information regarding the amortized cost and estimated market value of the bank's mortgage-backed securities.

                                                                          September 30,
                                                  ----------------------------------------------------------
                                                             2002                            2001
                                                  --------------------------      --------------------------
                                                                 Estimated                       Estimated
                                                   Amortized       Market          Amortized       Market
                                                      Cost         Value              Cost         Value
                                                  ------------  ------------      ------------  ------------
                                                                          (in thousands)

Available for sale:
   FHLMC..........................................     $17,350       $17,338           $11,770       $11,745
   FNMA...........................................      25,268        25,211            19,059        19,020
   GNMA...........................................       6,923         6,954             1,797         1,788
                                                  ------------  ------------      ------------  ------------
      Total.......................................      49,541        49,503            32,626        32,553
                                                  ------------  ------------      ------------  ------------
Held-to-maturity:
   FHLMC..........................................       1,199         1,212             2,276         2,303
   FNMA...........................................       1,410         1,437             2,974         3,023
                                                  ------------  ------------      ------------  ------------
       Total Held-to-maturity.....................       2,609         2,649             5,250         5,326
                                                  ------------  ------------      ------------  ------------
       Total......................................     $52,150       $52,152           $37,876       $37,879
                                                  ============  ============      ============  ============
Mortgage-backed securities with:
   Fixed rates....................................    $  2,209       $ 2,212          $  3,445      $  3,445
   Adjustable rates...............................      49,941        49,940            34,431        34,434
                                                  ------------  ------------      ------------  ------------
      Total.......................................     $52,150       $52,152           $37,876       $37,879
                                                  ============  ============      ============  ============
      Trading securities.......................... $         -   $         -       $         -      $  1,312
                                                  ============  ============      ============  ============

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities available-for-sale and mortgage-backed securities available-for-sale.


                                                                           At September 30, 2002
                              ------------------------------------------------------------------------------------------------------
                                                     More than One      More than Five
                                One Year or Less  Year to Five Years  Years to Ten Years   More than Ten Years         Total
                              ------------------- ------------------ -------------------  ---------------------- -------------------

                                         Weighted           Weighted           Weighted                 Weighted            Weighted
                              Carrying    Average Carrying  Average  Carrying    Value     Carrying      Value   Carrying   Average
                                Value     Yield    Value     Yield     Value     Yield       Value       Yield     Value     Yield
                              --------- --------- -------- --------- --------  --------   ----------   ---------  --------  --------
                                                                      (dollars in thousands)

Investment securities
available-for-sale:
 Adjustable-rate securities:
   CMO's....................   $      -        -%   $    -        -%  $      -         -%  $   11,371      3.05   $  11,371    3.05%
   Corporate debt...........          -        -         -        -          -         -          850      2.43         850    2.43
   U.S. Government agency...          -        -     1,091     5.88          -         -      126,611      5.33     127,702    5.33
                              --------- --------- -------- --------  ---------  --------  -----------  --------   ---------  ------
       Total................          -        -     1,091     5.88          -         -      138,832      5.12     139,923    5.13
                              --------- --------- -------- --------  ---------  --------  -----------  --------   ---------  ------
 Fixed-rate:
   Corporate debt...........          -        -         -        -          -         -        1,040      6.73       1,040    6.73
   CMOs.....................          -        -         -        -      1,207      7.37            -         -       1,207    7.37
                              --------- --------- -------- --------  ---------  --------  -----------  --------   ---------  ------
       Total................          -        -         -        -      1,207      7.37        1,040      6.73       2,247    7.07
                              --------- --------- -------- --------  ---------  --------  -----------  --------   ---------  ------
Total investment securities
available-for-sale..........          -        -     1,091     5.88      1,207      7.37      139,872      5.14     142,170    5.16
                              --------- --------- -------- --------  ---------  --------  -----------  --------   ---------  ------

Mortgage-backed securities
available-for-sale:
 Adjustable-rate securities:
   FNMA.....................        103     5.02         -        -          -         -       23,582      5.18      23,685    5.18
   FHLMC....................          -        -         -        -          -         -       17,288      5.81      17,288    5.81
   GNMA.....................          -        -       191     6.55          -         -        6,763      5.51       6,954    5.54
                              --------- --------- -------- --------  ---------  --------  -----------   -------   ---------  ------
       Total................        103     5.02       191     6.55          -         -       47,633      5.45      47,927    5.46
                              --------- --------- -------- --------  ---------  --------  -----------   -------   ---------  ------
 Fixed-rate:
   FNMA.....................          -        -       304     8.03        552      9.11          670      9.06       1,526    8.87
   FHLMC....................          -        -        50     7.60          -         -            -         -          50    7.60
                              --------- --------- -------- --------  ---------  --------  -----------   -------   ---------  ------
       Total................          -        -       354     7.97        552      9.11          670      9.06       1,576    8.83
                              --------- --------- -------- --------  ---------  --------  -----------   -------   ---------  ------
Total mortgage-backed
securities available-for-sale       103     5.02       545     7.47        552      9.11       48,303      5.50      49,503    5.56
                              --------- --------- -------- --------  ---------  --------  -----------   -------   ---------  ------
Total investments...........   $    103     5.02%  $ 1,636     6.41%  $  1,759      7.91   $  188,175      5.23%  $ 191,673    5.26%
                              ========= ========= ======== ========  =========  ========  ===========   =======   =========  ======




         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's held-to-maturity investment securities held-to-maturity and mortgage-backed securities held-to-maturity.

                                                                           At September 30, 2002
                              ------------------------------------------------------------------------------------------------------
                                                     More than One      More than Five
                               One Year or Less   Year to Five Years  Years to Ten Years   More than Ten Years         Total
                              ------------------- ------------------ -------------------  ---------------------- -------------------

                                         Weighted           Weighted           Weighted                 Weighted            Weighted
                              Carrying    Average Carrying  Average  Carrying    Value     Carrying      Value   Carrying   Average
                                Value     Yield    Value     Yield     Value     Yield       Value       Yield     Value     Yield
                              --------- --------- -------- --------- --------  --------   ----------   ---------  --------  --------
                                                                      (dollars in thousands)

Investment securities held-to
 maturity:
 Adjustable-rate securities:
   U.S. Government agency....           $     629    4.63%  $  628     5.88      483     5.83%   $ 12,317    4.51   $14,057    4.62%
                                        --------- -------- --------  -------  -------  --------  -------- -------- --------- ------
       Total.................                 629    4.63      628     5.88      483     5.83      12,317    4.51    14,057    4.62
                                        --------- -------- --------  -------  -------  --------  -------- -------- --------- ------
 Fixed-rate:
   Corporate debt............                   -       -    1,020     7.15        -        -           -       -     1,020    7.15
                                        --------- -------- --------  -------  -------  --------  -------- -------- --------- ------
       Total......................              -       -    1,020     7.15        -        -           -       -     1,020    7.15
                                        --------- -------- --------  -------  -------  --------  -------- -------- --------- ------
Total investment securities held-to-
maturity..........................            629    4.63    1,648     6.66      483     5.83      12,317    4.51    15,077    4.79
                                        --------- -------- --------  -------  -------  --------  -------- -------- --------- ------

Mortgage-backed securities he
maturity:
 Adjustable-rate securities:
   FNMA...........................              -       -        -        -        -        -         789    6.26       789    6.26
   FHLMC..........................              -       -        -        -        -        -       1,199    6.94     1,199    6.94
                                        --------- -------- -------- --------  -------  --------  -------- -------  -------- -------
       Total......................              -       -        -        -        -        -       1,988    6.67     1,988    6.67
                                        --------- -------- -------- --------  -------  --------  -------- -------  -------- -------
 Fixed-rate:
   FNMA...........................              -       -        -        -        -        -         621    6.50       621    6.50
                                        --------- -------- -------- --------  -------  --------  -------- -------  -------- -------
       Total......................              -       -        -        -        -        -         621    6.50       621    6.50
                                        --------- -------- -------- --------  -------  --------  ----------------- -------- -------
Total mortgage-backed securities
held-to-maturity                                -       -        -        -        -        -       2,609    6.63     2,609    6.63
                                        --------- -------- -------- --------  -------  --------  -------- -------  -------- -------
Total held-to-maturity investments        $   629    4.63%  $1,648     6.66%  $  483      5.83%   $14,926    4.88   $17,686    5.06%
                                        ========= ======== ======== ========  =======  ========  ======== =======  ======== =======

SOURCES OF FUNDS

         GENERAL. Deposits, loan repayments and prepayments, cash flows generated from operations, Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements are the primary sources of the bank's funds for use in lending, investing and for other general purposes.

         DEPOSITS. Because the bank has aggressively marketed its deposit products, expanded its branch network and used brokered deposits to fund its mortgage-banking activities, total deposits increased to $281.9 million at September 30, 2002 from $230.0 million at September 30, 2001, an increase of 22.56%. Certificates of deposit increased $41.6 million. The bank offers a variety of deposit accounts with a range of interest rates and terms. The bank's deposits consist of checking, money market, savings, NOW, certificate accounts and Individual Retirement Accounts. Of the funds deposited in the bank, 67.03% are in certificate of deposit accounts at September 30, 2002. At September 30, 2002, transaction-based accounts (savings, NOW, money market and noninterest bearing deposits) represented 32.97% of total deposits.

         At September 30, 2002, $138.9 million, or 73.51% of the bank's certificate of deposit accounts were to mature within one year.


         The following table sets forth the distribution and the rates paid on each category of the bank's deposits.


                                                                             At September 30,
                                      ------------------------------------------------------------------------------------
                                                         2002                                            2001
                                      --------------------------------------------    ------------------------------------
                                                      Percent of                                      Percent of
                                                        Total             Rate                          Total        Rate
                                          Balance      Deposits           Paid         Balance        Deposits       Paid
                                      -----------   -------------      -----------    ----------- ------------- ----------
                                                                          (dollars in thousands)

Savings accounts......................   $  8,393           2.98%          1.91        $  4,641            2.02%      3.15%
Now and money market accounts.........     71,924          25.52           1.95          71,229           30.97       3.50
Certificates of deposit...............    188,953          67.03           3.02         147,365           64.08       5.26
Noninterest-bearing deposits:
    Demand deposits...................     12,607           4.47             -            6,747            2.93         -
                                      -----------    --------------    -----------  -----------   -------------   ----------
        Total deposits................   $281,877         100.00%          2.58%       $229,982          100.00%      4.52%
                                      ===========    ==============    ===========  ===========   =============   ==========

         The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.


                                                                         At September 30, 2002
                                                                 --------------------------------
                                                                      Amount              Rate
                                                                 ------------         -----------
Balances maturing:                                                       (dollars in thousands)
Three months or less...........................................      $ 70,323               2.49%
Three months to one year.......................................        68,575               2.91
One year to three years........................................        37,086               3.55
Over three years...............................................        12,969               4.90
                                                                 ------------         -----------
         Total.................................................      $188,953               3.02%
                                                                 ============         ===========

         At September 30, 2002, the bank had $83.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                      Weighed
                                                                                      Average
                          Maturity Period                            Amount             Rate
------------------------------------------------------------------------------      -----------
                                                                      (dollars in thousands)

Three months or less...............................................   $ 48,901         2.07%
Over 3 through 6 months............................................     16,708         2.28
Over 6 through 12 months...........................................      9,170         3.12
Over 12 months.....................................................      8,934         3.84
                                                                    ----------      -----------
      Total........................................................    $83,713         2.41%
                                                                    ==========      ===========

         Borrowings. FHLB advances amounted to $96.5 million at September 30, 2002 an increase from the $74.5 million at September 30, 2001 and other borrowings (reverse repurchase agreements) amounted to $91.0 million, an increase of $47.7 million compared to $43.3 million at September 30, 2001. During the fiscal year ended September 30, 2002, all reverse repurchase agreements represented agreements to repurchase the same securities. At September 30, 2002, borrowings consisted of FHLB advances and reverse repurchase agreements totaling $187.5 million.



         The following table sets forth information regarding the bank's borrowed funds:

                                                                                   At or for the years ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                        2002           2001
                                                                                   -------------   -----------
                                                                                     (dollars in thousands)
FHLB Advances:
Average balance outstanding.................................................         $  99,269       $60,784
Maximum amount outstanding at any month-end during the period...............           123,500        74,500
Balance outstanding at end of period........................................            96,500        74,500
Weighted average interest rate during the period............................             3.10%         5.59%
Weighted average interest rate at end of period.............................             3.12%         4.47%

Reverse repurchase agreements:
Average balance outstanding.................................................            68,577        43,217
Maximum amount outstanding at any month-end during the period...............            95,577        53,279
Balance outstanding at end of period........................................            91,011        43,323
Weighted average interest rate during the period............................             3.43%         5.14%
Weighted average interest rate at end of period.............................             1.97%         3.32%

SUBSIDIARY ACTIVITIES

         We have two subsidiaries; the bank and Greater Atlantic Capital Trust
I. We established the Trust in January 2002 to issue certain convertible preferred securities which we completed in March 2002. See discussion of the Trust in Note 21 to the financial statements. The bank has one wholly-owned subsidiary, Greater Atlantic Mortgage Corporation, and, in furtherance of our community banking focus, we have expanded the operations of Greater Atlantic Mortgage in order to diversify our revenue stream and support our growth. The strategy of Greater Atlantic Mortgage is to originate mortgage loans for sale in the secondary market and to develop profitable niche mortgage products, such as Federal Housing Administration ("FHA") streamline refinancings and the origination of loans on condominiums in connection with the conversion of cooperative apartments to condominiums. Currently, the operations of Greater Atlantic Mortgage employ approximately 69 persons in Tysons Corner, Virginia, Wheaton and Rockville, Maryland and Ft. Lauderdale, Florida. For the fiscal year ended September 30, 2002, Greater Atlantic Mortgage originated $424.3 million of single-family residential loans, respectively, the majority of which consisted of loans insured by the FHA or partially guaranteed by the Veterans Administration ("VA") which were pre-sold in the secondary market with servicing released.

PERSONNEL

         As of September 30, 2002, we had 148 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

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

FEDERAL SAVINGS INSTITUTION REGULATION

         BUSINESS ACTIVITIES. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal savings bank, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

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

         The Office of Thrift Supervision has authority to establish higher capital requirements when it deems that the circumstances of a particular institution so require.

         The following table presents the bank's capital position at September 30, 2002.


                                                                                      Capital
                                                                     Excess    ----------------------
                                        Actual        Required   (Deficiency)    Actual     Required
                                        Capital       Capital        Amount      Percent    Percent
                                     ------------  ------------  ------------  ----------  ----------
                                                               (dollars in thousands)
Tangible........................        $28,647      $ 7,528       $21,119         5.71%        1.50%
Core (Leverage).................         28,647       20,076         8,571         5.71         4.00
Risk-based......................         30,346       17,959        12,387        13.52         8.00

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

         In addition to any assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. Greater Atlantic's assessment rate for fiscal 2002 ranged from
1.70 to 1.82 basis points.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2002, Greater Atlantic's limit on loans to one borrower was $4.7 million, and Greater Atlantic's largest aggregate outstanding loan to one borrower was $4.7 million.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2002, Greater Atlantic maintained 100% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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


         ASSESSMENTS. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in Greater Atlantic's latest quarterly thrift financial report. The assessments paid by Greater Atlantic for the fiscal year ended September 30, 2002, totaled $91,000.

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

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

FEDERAL HOME LOAN BANK SYSTEM

         Greater Atlantic is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Greater Atlantic, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Greater Atlantic was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2002 of $5.5 million.

         The Federal Home Loan Banks are required to provide funds used for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. Those requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal

Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Greater Atlantic's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Bank's funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2003, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $6.0 million to and including $42.1 million; a 10% reserve ratio is applied above $42.1. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Greater Atlantic complies with the foregoing requirements.

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

         CORPORATE ALTERNATIVE MINIMUM TAX ("AMT"). The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Before 2002, only 90% of AMTI could be offset by net operating loss carryovers. Recently, the United States Congress passed legislation which increased the amount of AMTI which could be offset by existing net operating losses from 90% to 100%. Presently, elimination of the 90% ceiling on use of net operating losses to reduce or eliminate AMT exists for two years. Accordingly, the company, and the bank, do not expect to record a provision for income taxes in fiscal 2003. AMTI is increased by an amount equal to 75% of the amount by which the bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The bank does not expect to be subject to the AMT until at least fiscal 2004.

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

ITEM 2.           PROPERTIES

         We currently conduct our business from nine full-service banking offices and our administrative office. The following table sets forth certain information concerning the bank's offices as of September 30, 2002.


                                                                                                 Net Book Value
                                                                                                 of Property or
                                                                    Original                        Leasehold
                                                                       Year        Date of        Improvements
                                                       Leased or    Leased or        Lease             at
Location                                                 Owned      Acquired      Expiration    September 30, 2002
----------------------------------------------------- ------------ -----------   ------------   -----------------
                                                                                                  (in thousands)

ADMINISTRATIVE OFFICES:
10700 Parkridge Boulevard
Reston, Virginia 20191...............................    Leased       1998         03-31-03      $     165
BRANCH OFFICES:
11834 Rockville Pike
Rockville, Maryland 20852............................    Leased       1998         06-15-05            158
8070 Ritchie Highway
Pasadena, Maryland 21122.............................    Leased       1998         08-31-08             19
153 Defense Highway
Annapolis, Maryland 21401............................    Owned        2000                             880
250 N. Glebe Road
Arlington, Virginia 22203............................    Leased       1998         03-31-03             29
1025 Connecticut Avenue, N.W.
Washington, D.C. 20036...............................    Leased       1998         07-31-08            186
46901 Cedar Lakes Plaza
Sterling, Virginia 20164.............................    Leased       1999         02-28-19            328
43086 Peacock Market Plaza
South Riding, Virginia 20152.........................    Leased       2000         6-30-15             326
1 South Royal Avenue
Front Royal, Virginia 22630..........................    Owned        1977                             780
9484 Congress Street
New Market, Virginia 22844...........................    Owned        1989                             472
2800 Valley Avenue
Winchester, Virginia 22601...........................    Owned        1978                           1,784
GREATER ATLANTIC MORTGAGE OFFICES:
8230 Old Courthouse Road
Vienna, Virginia 22182...............................    Leased       1995         12-31-04             46
11300 Rockville Pike
Rockville, Maryland 20852............................    Leased       2001         1-31-06               1
02730 University Boulevard
Wheaton, Maryland 20902..............................    Leased       2000         9-30-05               3
800 East Broward Boulevard
Ft. Lauderdale, Florida 33301........................    Leased       2001         6-30-03               -
                                                                                                ----------
                                    Total............................................               $5,177
                                                                                                ==========

         The total net book value of the company's furniture, fixtures and equipment at September 30, 2002 was $7.8 million. The properties are considered by management to be in good condition.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 2002, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. The company's common stock is listed on the NASDAQ Stock Market under the symbol "GAFC". The company has not paid a dividend on it's common stock.

         As of September 30, 2002, there were 3,012,434 total shares outstanding and approximately 457 shareholders of record.


HIGH/LOW STOCK PRICE                                   Fiscal Years September 30,
                                          --------------------------------------------------
                                                    2002                       2001
                                          -----------------------    -----------------------
                                              High         Low           High         Low
First Quarter.............................    6.41        5.10           3.00        2.13
Second Quarter............................    6.50        5.99           5.13        3.00
Third Quarter.............................    6.70        6.07           4.75        3.00
Fourth Quarter............................    6.65        5.81           5.75        4.63


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

GENERAL

         The profitability of the company, and more specifically, the profitability of its primary subsidiary, the bank, depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGEMENTS

         The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent liabilities. Management continually evaluates its estimates and judgments including those related to the allowance for loan losses and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The company believes that of its significant accounting policies, the following may involve a higher degree of judgment or complexity.

ALLOWANCE FOR LOAN LOSSES

         The company maintains an allowance for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Management classifies loans as substandard, doubtful or loss as required by federal regulations. Management provides a 100% reserve for all assets classified as loss. Further, management bases its estimates of the allowance on current economic conditions, actual loss experience and industry trends. Also, the company discontinues recognizing interest income on loans with principal and/or interest past due 90 days.

INCOME TAXES

         The provision (or benefit) for income taxes is based on taxable income, tax credits and available net operating losses. The company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of assets and liabilities. If enacted tax rates changed, the company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. The company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits expected to be realized. In determining the appropriate valuation allowance, the company considers the expected level of future taxable income and available tax planning strategies. At September 30, 2002, the company had deferred tax assets of $1.5 million, which included a valuation allowance of $3.7 million.

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


                                                                           At or For the Years Ended
                                                                                   September 30,
                                                                          --------------------------
                                                                              2002          2001
                                                                          ------------  ------------
                                                                            In Thousands, Except Per
                                                                                 (Share Amounts)

Consolidated Statements of Operations Data:
   Interest income........................................................     $21,782       $23,623
   Interest expense.......................................................      13,735        17,247
                                                                          ------------  ------------
      Net interest income.................................................       8,047         6,376
   Provision for loan losses..............................................         968            55
                                                                          ------------  ------------
      Net interest income after provision for loan losses.................       7,079         6,321
   Noninterest income.....................................................       9,690         5,707
   Noninterest expense....................................................      15,839        12,550
                                                                          ------------  ------------
   Net income (loss)......................................................    $    930      $   (522)
                                                                          ============  ============

Per Share Data:
   Net loss:
     Basic ................................................................   $   0.31      $  (0.17)
     Diluted ..............................................................       0.31         (0.17)
   Book value .............................................................       6.77          7.04
   Tangible book value ....................................................       7.09          6.80
   Weighted average shares outstanding:
     Basic.................................................................  3,010,420     3,007,434
     Diluted...............................................................  3,718,194     3,007,434
Consolidated Statements of Financial Condition Data:
   Total assets............................................................   $502,678      $370,604
   Total loans receivable, net.............................................    248,081       164,603
   Allowance for loan losses...............................................      1,699           810
   Mortgage-loans held for sale............................................     14,553        14,683
   Investment securities (1) ..............................................    157,247       131,302
   Mortgage-backed securities (1)..........................................     52,112        39,115
   Total deposits..........................................................    281,877       229,982
   FHLB advances...........................................................     96,500        74,500
   Other borrowings........................................................     91,011        43,323
   Guaranteed convertible preferred securities of subsidiary trust.........      9,346             -
   Total stockholders' equity..............................................     20,403        21,180
   Tangible capital........................................................     21,366        20,365



                                                                           At or For the Years Ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                              2002           2001
                                                                          ------------   ------------
                                                                          (In Thousands, Except Per
                                                                          Share Amounts and Yields)

Average Consolidated Statements of
Financial Condition Data:
   Total assets........................................................    $449,941       $343,226
   Investment securities(1)............................................     155,350        118,320
   Mortgage-backed securities(1).......................................      39,320         46,225
   Total loans.........................................................     239,342        164,790
   Allowance for loan losses...........................................      (1,148)          (800)
   Total deposits......................................................     243,120        207,657
   Total stockholders' equity..........................................      21,308         21,045

Performance Ratios (2):
   Return on average assets............................................        0.21%         (0.15)%
   Return on average equity............................................        4.36%         (2.48)
   Equity to assets....................................................        4.74           6.13
   Net interest margin.................................................        1.85           1.94
   Efficiency ratio(3).................................................       89.30         103.86

Asset Quality Data:
   Non-performing assets to total assets, at period end................        0.09           0.14
   Non-performing loans to total loans, at period end..................        0.18           0.29
   Net charge-offs to average total loans..............................        0.03           0.07
   Allowance for loan losses to:
      Total loans......................................................        0.66%          0.46%
      Non-performing loans.............................................      374.23         160.08

Asset Quality Data:
   Non-performing loans................................................    $    454       $    506
   Non-performing assets...............................................         454            506
   Allowance for loan losses...........................................       1,699            810

Capital Ratios of the Bank:
   Leverage ratio......................................................        5.71%          5.51%
   Tier 1 risk-based capital ratio.....................................       12.76          10.94
   Total risk-based capital ratio......................................       13.51          11.36

(1) Consists of securities classified as available-for-sale, held-to-maturity and for trading.
(2) Ratios are presented on an annualized basis where appropriate.
(3) Efficiency ratio consists of noninterest expense divided by net interest income and noninterest income.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         NET INCOME. For the fiscal year ended September 30, 2002, the company had net earnings of $930,000 or $0.31 per share compared to a loss of $522,000 or $0.17 per share for fiscal year 2001. The $1.5 million increase in net earnings over the prior year was primarily due to increases in net interest income and noninterest income which exceeded increases in the provision for loan losses and in noninterest expense. The increase in net interest income was influenced by the use of the net proceeds from the recently completed Trust Preferred Securities offering and a favorable interest rate environment which allowed the bank's mortgage banking subsidiary to increase its origination and sales volumes over the prior fiscal year.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.


                                                   Years Ended
                                                   September 30,             Difference
                                            -----------------------  ------------------------
                                                  2002       2001         Amount            %
                                            -----------  ----------  -----------  -----------
                                                         (dollars in thousands)

Interest income:
   Loans...................................     $14,039     $12,658       $1,381       10.91%
   Investments.............................       7,743      10,965       (3,222)     (29.38)
                                            -----------  ----------  -----------  -----------
     Total.................................      21,782      23,623       (1,841)      (7.79)
                                            -----------  ----------  -----------  -----------

Interest expense:
   Deposits................................       8,308      11,629       (3,321)     (28.56)
   Borrowings..............................       5,427       5,618         (191)      (3.40)
                                            -----------  ----------  ----------- -----------
     Total.................................      13,735      17,247       (3,512)     (20.36)
                                            -----------  ----------  ----------- -----------
Net interest income........................     $ 8,047    $  6,376       $1,671       26.21%
                                            ===========  ==========  =========== ===========

         Our growth in net interest income for fiscal year 2002 was due primarily to a decline in the cost of our interest-bearing liabilities. Average interest-earning assets increased $104.7 million or 31.78% over fiscal year 2001 but was offset by a nine basis point decrease in net interest margin (net interest income divided by average interest-earning assets). The decrease in net interest margin resulted from a charge of $681,000 representing payments made on certain interest rate swap and cap agreements that took effect during fiscal year 2002 and payment of $341,000 in interest on the company's trust preferred securities without similar charges having been made in the prior year period. That decrease was offset by increases in average interest earning assets exceeding increases in average interest bearing liabilities by $5.4 million and was offset by the yields earned on interest earning assets declining 4 basis points less than the rates paid for interest bearing liabilities.

         INTEREST INCOME. Interest income for the fiscal year ended September 30, 2002 decreased $1.8 million from fiscal year 2001, primarily as a result of a decrease in the average yields earned on loans and investment securities. The decrease in interest income from the loan and investment portfolios for fiscal year 2002 compared to interest income earned for fiscal 2001 resulted from a decrease of 215 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase of $104.7 million in the average outstanding balances of loans and investment securities outstanding.

         INTEREST EXPENSE. The $3.5 million decrease in interest expense on deposits and borrowed funds for fiscal year 2002 compared to fiscal year 2001 was principally the result of a 219 basis point decrease in the cost of funds on average deposits and borrowed funds. That decrease was offset by an increase of $99.3 million in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 218 basis point decrease in rates paid on average certificates of deposit, savings and NOW and money market accounts. That decrease was offset by an increase of 17.08% or $35.5 million of certificates, savings and NOW and money market accounts, from $207.7 million for fiscal 2001 to $243.1 million for fiscal 2002.

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


                                                                    For the Years Ended September 30,
                                                 ------------------------------------------------------------------------
                                                                2002                                 2001
                                                 ----------------------------------- ------------------------------------
                                                               Interest    Average                 Interest     Average
                                                   Average      Income/     Yield/     Average      Income/     Yield/
                                                   Balance      Expense      Rate      Balance      Expense      Rate
                                                 ------------ ----------- ---------- ------------ ----------- -----------
                                                                           (dollars in thousands)
Assets:
Interest-earning assets:
   Real estate loans...........................      $165,933    $ 10,217      6.16%     $124,646    $  9,298         7.46%
   Consumer loans..............................        49,861       2,305      4.62        29,106       2,287         7.86
   Commercial business loans...................        23,548       1,517      6.44        11,038       1,073         9.72
                                                 ------------ ----------- ---------- ------------ ----------- -------------
      Total loans..............................       239,342      14,039      5.87       164,790      12,658         7.68
Investment securities..........................       155,350       5,796      3.73       118,320       7,897         6.67
Mortgage-backed securities.....................        39,320       1,947      4.95        46,225       3,068         6.64
                                                 ------------ ----------- ---------- ------------ ----------- -------------
      Total interest-earning assets............       434,012      21,782      5.02       329,335      23,623         7.17
                                                              ----------- ----------              ----------- -------------
Non-earning assets.............................        15,929                              13,891
                                                 ------------                        ------------
    Total assets...............................      $449,941                            $343,226
                                                 ============                        ============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings accounts............................    $    5,852         118      2.02    $    4,089         136        3.33
   Now and money market accounts...............        73,505       1,621      2.21        59,783       2,744        4.59
   Certificates of deposit.....................       163,763       6,569      4.01       143,785       8,749        6.08
                                                 ------------ ----------- ---------- ------------ ----------- ------------
      Total deposits...........................       243,120       8,308      3.42       207,657      11,629        5.60
   FHLB advances...............................        99,269       3,074      3.10        60,784       3,396        5.59
   Other borrowings............................        68,577       2,353      3.43        43,217       2,222        5.14
                                                 ------------ ----------- ---------- ------------ ----------- ------------
    Total interest-bearing liabilities.........       410,966      13,735      3.34       311,658      17,247        5.53
                                                              ----------- ----------              ----------- ------------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits..........        15,291                               8,767
  Other liabilities............................         2,376                               1,756
                                                 ------------                        ------------
    Total liabilities..........................       428,633                             322,181
Stockholders' equity...........................        21,308                              21,045
                                                 ------------                        ------------
    Total liabilities and stockholders' equity.      $449,941                            $343,226
                                                 ============                        ============
Net interest income............................                   $ 8,047                            $  6,376
                                                              ===========                         ===========
Interest rate spread...........................                                1.68%                                 1.64%
                                                                          ==========                          ============
Net interest margin............................                                1.85%                                 1.94%
                                                                          ==========                          ============

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


                                               Years Ended September 30,
                                                     2002 vs. 2001
                                           ---------------------------------
                                                  Change Attributable to
                                           ---------------------------------
                                             Volume       Rate        Total
                                           ---------- ----------- ----------
                                                       (in thousands)

Real estate loans..........................    $3,080     $(2,161)      $919
Consumer loans.............................     1,631      (1,613)        18
Commercial business loans..................     1,216        (772)       444
                                           ---------- ----------- ----------
      Total loans..........................     5,927      (4,546)     1,381
Investments................................     2,471      (4,572)    (2,101)
Mortgage-backed securities.................      (458)       (663)    (1,121)
                                           ---------- ----------- ----------
Total interest-earning assets..............    $7,940     $(9,781)   $(1,841)
                                           ========== =========== ==========

Savings accounts...........................  $     59  $      (77) $     (18)
Now and money market accounts..............       630      (1,753)    (1,123)
Certificates of deposit....................     1,216      (3,396)    (2,180)
                                           ---------- ----------- ----------
  Total deposits...........................     1,905      (5,226)    (3,321)
FHLB advances..............................     2,150      (2,472)      (322)
Other borrowings...........................     1,304      (1,173)       131
                                           ---------- ----------- ----------
Total interest-bearing liabilities.........    $5,359     $(8,871)   $(3,512)
                                           ========== =========== ==========
Change in net interest income..............    $2,581    $   (910)   $ 1,671
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

         Non-performing assets were $454,000 or 0.09% of total assets at September 30, 2002, compared to $506,000 at September 30, 2001. While non-performing assets decreased a modest $52,000 from the comparable period one year ago, the provision for loan losses was increased $913,000 from $55,000 during fiscal 2001 to $968,000 during fiscal 2002, as management took a more aggressive posture in assessing collectibility of a $1.9 million commercial business loan. Our conclusions proved well founded as the borrower declared bankruptcy on November 1, 2002. Management expects charge-offs to increase in the future as a result of the increase in its total loan portfolio during fiscal 2002. While we have continued our loan loss provisions in response to our continued growth in real estate loans, we have allowed our allowance for loan losses to decline as a percentage of loans due to the continuation of the low percentages of our charge-offs and non-performing loans.

         NONINTEREST INCOME. Noninterest income increased $4.0 million during fiscal 2002, over fiscal 2001, primarily as a result of the increase in gain on sale of loans, reflecting an increased volume of loan originations and sales from the company's mortgage banking activities. That increase was coupled with an increase in gains on the sale of investments and an increase in service fees on deposits. The level of gain on sale of loans during fiscal 2002 resulted from the company taking advantage of an increase in loan origination volumes and sales, and from margins being greater when compared to the comparable period one year ago.

         During fiscal year 2002, disbursements on loans originated for sale amounted to $425.4 million compared to $249.9 million during fiscal year 2001. The $175.5 million increase in loans originated and disbursed was largely attributable to decreases in market interest rates which resulted in increased home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Proceeds from the sale of loans for fiscal 2002 amounted to $434.7 million compared to $245.2 million during fiscal year 2001. Sales of loans resulted in gains of $8.4 million and $4.3 million for fiscal 2002 and fiscal 2001, respectively.

          The following table presents a comparison of the components of noninterest income.

                                                            Years Ended
                                                           September 30,                    Difference
                                                    --------------------------   -----------------------------
                                                       2002           2001         Amount          %
                                                    -----------    -----------    -----------   --------------
                                                                      (dollars in thousands)

Noninterest income:
   Gain on sale of loans............................     $8,432         $4,335         $4,097            94.51%
   Service fees on loans............................        484            673           (189)          (28.08)
   Service fees on deposits.........................        512            456             56            12.28
   Gain (loss) on sale of investment securities.....        198            194              4             2.06
   Gain on sale of real estate owned................          -             45            (45)         (100.00)
   Other operating income...........................         64              4             60         1,500.00
                                                    -----------    -----------    -----------   --------------
      Total noninterest income......................     $9,690         $5,707         $3,983            69.79%
                                                    ===========    ===========    ===========   ==============

        NONINTEREST EXPENSE. Noninterest expense for fiscal 2002, amounted to $15.8 million, an increase of $3.2 million or 26.21% from the $12.6 million incurred in fiscal 2001. The increase was primarily attributable to a $2.5 million increase in the mortgage banking subsidiary's noninterest expense. That increase was primarily in compensation of $1.4 million, advertising of $356,000 and other operating expenses of $547,000. The increase in the bank's noninterest expense of $770,000 was primarily in compensation, depreciation expense on furniture fixtures and equipment, data processing, occupancy and other operating expense, attributable to the continued expansion and growth of the bank. The increase in compensation at the mortgage subsidiary resulted from an increase in commissions to loan officers, due to increased loan production and the related employee benefit cost associated with the increase in their compensation.



         The following table presents a comparison of the components of noninterest expense.


                                                           Years Ended
                                                          September 30,               Difference
                                                     ------------------------  ------------------------
                                                        2002         2001        Amount          %
                                                      -----------  -----------  ----------   -----------
                                                                   (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits................    $ 7,898     $  6,054      $1,844         30.46%
   Occupancy.........................................      1,788        1,607         181         11.26
   Professional services.............................        782          818         (36)        (4.40)
   Advertising.......................................        779          522         257         49.23
   Deposit insurance premium.........................         43           36           7         19.44
   Furniture, fixtures and equipment.................        875          668         207         30.99
   Data processing...................................      1,134          887         247         27.85
   Loss from foreclosed real estate..................          -            3          (3)       100.00
   Other operating expense...........................      2,540        1,955         585         29.92
                                                     -----------  -----------  ----------   -----------
     Total noninterest expense.......................    $15,839      $12,550      $3,289         26.21%
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

         Management has provided a valuation allowance for net deferred tax assets of $3.7 million, as it is unable to determine the timing of the generation of future taxable income.

         At September 30, 2002, the company has net operating loss carryforwards totaling approximately $8.1 million, which expire in years 2006 to 2021. As a result of the change in ownership of the bank, approximately $1.6 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         The following summarizes the company's contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of September 30, 2002 and the effect such obligations may have on liquidity and cash flow in future periods.


                                                            Less Than       Two - Three    Four - Five      After Five
                                              Total          One Year          Years          Years           Years
                                          --------------  --------------   -------------- --------------  --------------
                                                                          (in thousands)
FHLB Advances (1).........................    $   96,500      $   71,500      $         -     $        -        $ 25,000
Reverse repurchase agreements.............        91,011          91,011                -              -               -
Operating leases..........................        10,619           1,378            2,682          2,197           4,362
                                          --------------  --------------   -------------- --------------  --------------
      Total obligations...................     $ 198,130       $ 163,889          $ 2,682        $ 2,197        $ 29,362
                                          ==============  ==============   ============== ==============  ==============

(1) The company expects to refinance these short and medium - term obligations under substantially the same terms and conditions.



OTHER COMMERCIAL COMMITMENTS


                                                            Less Than      Two - Three     Four - Five     After Five
                                              Total          One Year         Years           Years          Years
                                          --------------  --------------  --------------  -------------- --------------
                                                                         (in thousands)

Certificate of deposit maturities (1).....     $ 188,953       $ 138,898        $ 37,086        $ 12,969      $       -
Loan originations.........................       103,800         103,800               -               -              -
Unfunded lines of credit..................        78,300          78,300               -               -              -
Standby letters of credit.................             4               4               -               -              -
                                          --------------  --------------  --------------  -------------- --------------
      Total...............................     $ 371,057       $ 321,002        $ 37,086        $ 12,969      $       -
                                          ==============  ==============  ==============  ============== ==============

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.

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

         The bank manages its exposure to interest rates by structuring the balance sheet in the ordinary course of business. The bank currently emphasizes adjustable rate loans and/or loans that mature in a relatively short period when compared to single-family residential loans. In addition, to the extent possible, the bank attempts to attract longer-term deposits. While the bank has entered into interest rate swaps and caps to assist in managing interest rate risk in connection with specific loans and investments, it has not entered instruments such as leveraged derivatives, structured notes, financial options, financial futures contracts or forward delivery contracts.

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

         The table below illustrates the maturities or repricing of the company's assets and liabilities, including noninterest-bearing sources of funds to specific periods at September 30, 2002. Estimates and assumptions concerning prepayment rates of major asset categories are based on information obtained from the FHLB of Atlanta on projected prepayment levels on mortgage-backed and related securities and decay rates on savings, NOW and money market accounts. The bank believes that such information is consistent with our current experience.



                                                                                   One Year       Three
                                                         91 Days       181 Days        to        Years to      Five
                                           90 Days          to            to         Three         Five        Years
Maturing or Repricing Periods              or Less       180 Days      One Year      Years         Years       or More        Total
------------------------------------    ------------  ------------  ------------  -----------  -----------  ------------  ----------
                                                                          (dollars in thousands)


Interest-earning assets:
Loans:
   Adjustable and balloon (1).......      $ 34,979       $11,199       $22,514      $36,561      $12,600      $  1,390      $119,243
   Fixed-rate (2)...................        18,468           817         1,398        5,184        4,589        20,181        50,637
   Second mortgages (3).............           355           265           502        1,683          876             -         3,681
   Commercial business..............        18,553           599         1,178        8,506            -             -        28,836
   Consumer.........................        58,563           128           241          783            -             -        59,715
Investment securities...............       149,021            41            79          297        2,267         5,923       157,628
Mortgage-backed securities..........        13,147         9,261        10,492       16,073        1,158           604        50,735
Derivatives matched against assets          23,000             -             -            -            -       (23,000)            -
                                      ------------  ------------  ------------  -----------  -----------  ------------  ------------
      Total.........................       316,086        22,310        36,404       69,087       21,490         5,098       470,475
                                      ------------  ------------  ------------  -----------  -----------  ------------  ------------
Interest-bearing liabilities:
Deposits:
   Savings accounts.................           382           365           680        2,167        1,413         3,386         8,393
   NOW accounts.....................         2,431         2,166         3,647        7,547        2,019         4,471        22,281
   Money market accounts............        16,035        10,857        12,326        5,461        2,601         2,363        49,643
   Certificates of deposit..........        70,323        33,139        35,436       37,086       12,874            95       188,953
Borrowings:
   FHLB advances....................        71,500             -             -            -            -        25,000        96,500
   Other borrowings.................        91,011             -             -            -            -         9,346       100,357
Derivatives matched against
liabilities.........................       (60,000)            -             -       50,000       10,000             -             -
                                      ------------  ------------  ------------  -----------  -----------  ------------  ------------
      Total.........................       191,682        46,527        52,089      102,261       28,907        44,661       466,127
                                      ------------  ------------  ------------  -----------  -----------  ------------  ------------

GAP.................................      $124,404      $(24,217)     $(15,685)    $(33,174)     $(7,417)     $(39,563)     $  4,348
                                      ============  ============  ============  ===========  ===========  ============  ============
Cumulative GAP......................      $124,404      $100,187      $ 84,502     $ 51,328      $43,911      $  4,348
                                      ============  ============  ============  ===========  ===========  ============
Ratio of Cumulative GAP
to total earning assets.............        26.44%        21.29%        17.96%       10.91%        9.33%         0.92%
                                      ============  ============  ============  ===========  ===========  ============

         As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to re-price over the next twelve months, was asset sensitive in the amount of $84.5 million at September 30, 2002.

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

         The following table sets forth the earnings at risk analysis that measures the sensitivity of net interest income to changes in interest rates at September 30, 2002:


              Net Interest Income Sensitivity Analysis
--------------------------------------------------------------------
                                      Basis Point        Percent
   Changes in       Net Interest         Change           Change
   Rate (bp)           Margin          from Base        from Base
----------------   --------------    --------------   --------------
     + 300             2.91%             (0.05)%          (1.69)%
     + 200             2.92              (0.04)           (1.35)
     + 100             2.95              (0.01)           (0.34)
         -             2.96               -                -
     - 100             2.94              (0.02)           (0.68)
     - 200             2.79              (0.17)           (5.74)
     - 300             2.57              (0.39)          (13.18)

         The table indicates that, based on an immediate and sustained 200 basis point increase in market interest rates, net interest margin, as measured as a percent of total assets, would decrease by 4 basis points or 1.35%. Conversely, if interest rates decrease 200 basis points net interest margin, as a percent of total assets, would decrease by 17 basis points or 5.74%.

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

         Presented below, as of September 30, 2002, is an analysis of our interest rate risk as measured by changes in net portfolio value for parallel shifts of 200 basis points in market interest rates:


                                                       Net Portfolio Value as a percent
                                                        of the Present Value of Assets
                                                     -----------------------------------
                        Net Portfolio Value
                   ------------------------------
   Changes in          Dollar          Percent        Net Portfolio      Change in
   Rates (bp)          Change          Change          Value Ratio        NPV Ratio
----------------   --------------   -------------   ----------------   --------------
                                (dollars in thousands)

     + 200           $ 12,004          45.76%             7.55%             2.43%
     + 100              6,679          25.57              6.45              1.34
         -                  -              -              5.12                 -
     - 100             (4,192)        (16.05)             4.28             (0.84)
     - 200             (3,991)        (15.28)             4.30             (0.82)

         The improvement in net portfolio value of $12.0 million or 45.96% in the event of a 200 basis point increase in rates is a result of the current amount of adjustable rate loans and investments held by the bank as of September 30, 2002. The foregoing increase in net portfolio value, in the event of an increase in interest rates of 200 basis points, currently exceeds the company's internal board guidelines.

         In addition to the strategies set forth above, the bank began, in 2002, using derivative financial instruments, such as interest rate swaps, to help manage interest rate risks. The bank does not use derivative financial instruments for trading or speculative purposes. All derivative financial instruments are used in accordance with board approved risk management policies.

         The bank enters into interest rate swap agreements principally to manage its exposure to the impact of rising short-term interest rates on its earnings and cash flows. Since short-term interest rates have declined from inception of the interest rate swap agreements, the change in fair value of the interest rate swap agreements, the change in fair value of the interest rate swap agreements is a loss of approximately $2.5 million. The bank continually monitors the effectiveness of its interest rate swap agreements in offsetting changes in the fair value of cash flows from a portion of its loan portfolio. The bank does not foresee any significant changes in the strategies used to manage interest rate risk in the near future.

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

         The bank's most liquid assets are cash and cash equivalents, securities available-for-sale. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At September 30, 2002, cash and cash equivalents, interest bearing deposits and securities available-for- sale and trading securities totaled $201.0 million, or 39.99% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the year ended September 30, 2002, the bank's loan originations and purchases totaled $199.5 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $104.8 million for the year ended September 30, 2002.

         The bank has other sources of liquidity if a need for additional funds arises. At September 30, 2002, the bank had $96.5 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $80.1 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At September 30, 2002, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $182.5 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 2002, totaled $138.9 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

         CAPITAL RESOURCES. At September 30, 2002, the bank exceeded all minimum regulatory capital requirements with a tangible capital level of $28.6 million, or 5.71% of total adjusted assets, which exceeds the required level of $7.5 million, or 1.50%; core capital of $28.6 million, or 5.71% of total adjusted assets, which exceeds the required level of $20.1 million, or 4.00%; and risk-based capital of $30.3 million, or 13.51% of risk- weighted assets, which exceeds the required level of $18.0 million, or 8.00%.

         On March 20, 2002, Greater Atlantic Capital Trust I (the, "Trust"), a Delaware statutory business trust and a wholly owned Trust subsidiary of the company issued $9.6 million aggregate liquidation amount (963,038 shares) of

6.50% cumulative preferred securities maturing on December 31, 2031, with an option to call the securities on or after December 31, 2003. Conversion of the preferred securities into the company's common stock may occur at any time on or after 60 days after the closing of the offering. The company may redeem the preferred securities, in whole or in part, at any time on or after December 31, 2003. Distributions on the preferred securities are payable quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2002. The Trust also issued 29,762 common securities to the company for $297,620. The company purchased all the shares of the common stock. The proceeds from the sale of the preferred securities and the proceeds from the sale of the trust's common securities were utilized to purchase from the company junior subordinated debt securities of $9,928,000 bearing interest of 6.50% and maturing December 31, 2031. All intercompany interest and equity were eliminated in consolidation.

         The Trust was formed for the sole purpose of investing the proceeds from the sale of the convertible preferred securities in the corresponding convertible debentures. The company has fully and unconditionally guaranteed the preferred securities along with all obligations of the trust related thereto. The sale of the preferred securities yielded $9.2 million after deducting offering expenses. The company currently intends to retain approximately $1.5 million of the proceeds for general corporate purposes, investing the retained funds in short- term investments. The remaining $8.0 million of the proceeds was invested in Greater Atlantic Bank to increase its capital position. Initially, those funds were be invested in investment securities. Subsequently, such proceeds may be used to fund new loans.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                  Years Ended
                                                 September 30,             Difference
                                            -----------------------  -----------------------
                                                  2001       2000        Amount         %
                                            -----------  ----------  ----------- -----------
                                                         (dollars in thousands)

Interest income:
   Loans...................................     $12,658    $  8,462      $4,196       49.59%
   Investments.............................      10,965       9,310       1,655       17.78
                                            -----------  ----------  ----------  ----------
     Total.................................      23,623      17,772       5,851       32.92
                                            -----------  ----------  ----------  ----------

Interest expense:
   Deposits................................      11,629       7,668       3,961       51.66
   Borrowings..............................       5,618       5,426         192        3.54
                                            -----------  ----------  ----------  ----------
     Total.................................      17,247      13,094       4,153       31.72
                                            -----------  ----------  ----------  ----------
Net interest income........................    $  6,376    $  4,678      $1,698       36.30%
                                            ===========  ==========  ==========  ==========

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

                                                                    For the Years Ended September 30,
                                                 ------------------------------------------------------------------------
                                                                2001                                 2000
                                                 ----------------------------------- ------------------------------------
                                                               Interest    Average                 Interest     Average
                                                   Average      Income/     Yield/     Average      Income/     Yield/
                                                   Balance      Expense      Rate      Balance      Expense      Rate
                                                 ------------ ----------- ---------- ------------ ----------- -----------
                                                                         (dollars in thousands)
Assets:
Interest-earning assets:
   Real estate loans...........................      $124,646    $  9,298      7.46%   $  87,468    $  6,699        7.66%
   Consumer loans..............................        29,106       2,287      7.86       13,980       1,236        8.84
   Commercial business loans...................        11,038       1,073      9.72        5,469         527        9.64
                                                 ------------ ----------- ---------- ------------ ----------- -----------
      Total loans..............................       164,790      12,658      7.68      106,917       8,462        7.91
Investment securities..........................       118,320       7,897      6.67       75,808       5,380        7.10
Mortgage-backed securities.....................        46,225       3,068      6.64       59,489       3,930        6.61
                                                 ------------ ----------- ---------- ------------ ----------- -----------
      Total interest-earning assets............       329,335      23,623      7.17      242,214      17,772        7.34
                                                              ----------- ----------              ----------- -----------
Non-earning assets.............................        13,891                              9,203
                                                 ------------                        ------------
    Total assets...............................      $343,226                           $251,417
                                                 ============                        ============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings accounts............................    $    4,089         136      3.33   $    1,532          40        2.61
   Now and money market accounts...............        59,783       2,744      4.59       34,882       1,772        5.08
   Certificates of deposit.....................       143,785       8,749      6.08      100,858       5,856        5.81
                                                 ------------ ----------- ---------- ------------ ----------- -----------
      Total deposits...........................       207,657      11,629      5.60      137,272       7,668        5.59
   FHLB advances...............................        60,784       3,396      5.59       55,691       3,419        6.14
   Other borrowings............................        43,217       2,222      5.14       31,100       2,007        6.45
                                                 ------------ ----------- ---------- ------------ ----------- -----------
    Total interest-bearing liabilities.........       311,658      17,247      5.53      224,063      13,094        5.84
                                                              ----------- ----------              ----------- -----------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits..........         8,767                              1,916
  Other liabilities............................         1,756                              1,371
                                                 ------------                        ------------
    Total liabilities..........................       322,181                            227,350
Stockholders' equity...........................        21,045                             24,067
                                                 ------------                        ------------
    Total liabilities and stockholders' equity.      $343,226                         $  251,417
                                                 ============                        ============
Net interest income............................                  $  6,376                           $  4,678
                                                              ===========                         ===========
Interest rate spread...........................                                1.64%                                1.50%
                                                                          ==========                          ===========
Net interest margin............................                                1.94%                                1.93%
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

                                                 Years Ended September 30,
                                                       2001 vs. 2000
                                              -------------------------------
                                                  Change Attributable to
                                              -------------------------------
                                               Volume       Rate       Total
                                              --------      ----      -------
                                                      (in thousands)
Real estate loans..........................    $2,847    $   (248)    $2,599
Consumer loans.............................     1,337        (286)     1,051
Commercial business loans..................       537           9        546
                                           ---------- ----------- ----------
      Total loans..........................     4,721        (525)     4,196
Investments................................     3,017        (500)     2,517
Mortgage-backed securities.................      (876)         14       (862)
                                           ---------- ----------- ----------
Total interest-earning assets..............    $6,862     $(1,011)    $5,851
                                           ========== =========== ==========

Savings accounts...........................    $   67     $    29     $   96
Now and money market accounts..............     1,265        (293)       972
Certificates of deposit....................     2,492         401      2,893
                                           ---------- ----------- ----------
      Total deposits.......................     3,824         137      3,961
FHLB advances..............................       313        (336)       (23)
Other borrowings...........................       782        (567)       215
                                           ---------- ----------- ----------
Total interest-bearing liabilities.........    $4,919    $   (766)    $4,153
                                           ========== =========== ==========
Change in net interest income..............    $1,943    $   (245)    $1,698
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

         The following table presents a comparison of the components of non-interest income.

                                                           Years Ended
                                                          September 30,                  Difference
                                                    --------------------------   --------------------------
                                                         2001           2000         Amount            %
                                                    -----------    -----------   -----------   ------------
                                                                       (dollars in thousands)
Noninterest income:
   Gain on sale of loans............................     $4,335        $ 2,466        $1,869         75.79%
   Service fees on loans............................        673            464           209         45.04
   Service fees on deposits.........................        456            177           279        157.63
   Gain (loss) on sale of investment securities.....        194         (1,025)        1,219        118.93
   Gain on sale of real estate owned................         45             14            31        221.43
   Other operating income...........................          4            (42)           46        109.52
                                                    -----------    -----------   -----------   ------------
      Total noninterest income......................     $5,707        $ 2,054        $3,653        177.85%
                                                    ===========    ===========   ===========   ===========

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

         The following table presents a comparison of the components of noninterest expense.

                                                              Years Ended
                                                             September 30,               Difference
                                                     ------------------------  ------------------------
                                                           2001         2000        Amount         %
                                                     -----------  -----------  ----------   -----------
                                                                     (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits................   $  6,054     $  4,738      $1,316        27.78%
   Occupancy.........................................      1,607        1,194         413        34.59
   Professional services.............................        818          794          24         3.02
   Advertising.......................................        522          547         (25)       (4.57)
   Deposit insurance premium.........................         36           52         (16)      (30.77)
   Furniture, fixtures and equipment.................        668          488         180        36.89
   Data processing...................................        887          410         477       116.34
   Loss from foreclosed real estate..................          3           10          (7)      (70.00)
   Other operating expense...........................      1,955        2,724        (769)      (28.23)
                                                     -----------  -----------  ----------   ----------
     Total noninterest expense.......................    $12,550      $10,957      $1,593        14.54%
                                                     ===========  ===========  ==========   ==========

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

RECENT ACCOUNTING STANDARDS

In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." SFAS No. 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. All asset retirement obligations that fall within the scope of this Statement and their related asset retirement costs will be accounted for consistently, resulting in comparability among financial statement of different entities. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Greater Atlantic Bank will adopt SFAS No. 143 on October 1, 2002. The adoption of this statement is not expected to have a material impact on Greater Atlantic Bank's financial position or results of operations.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued during the third quarter of 2001. SFAS No. 144 supercedes both SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of," which previously governed impairment of long-lived assets, and the portions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which addressed the disposal of a business segment. This Statement improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed of by sale and by broadening the presentation of discontinued operations to include more disposal transactions. Greater Atlantic Bank will adopt SFAS No. 144 effective October 1, 2002, and management does not anticipate it having a material impact on Greater Atlantic Bank's financial position or results of operations.

         In May of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This statement rescinds Statements No. 4 and 64, "Reporting Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," which is no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 is complete. The Statement also amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the statement makes various technical corrections to existing pronouncements which are not considered substantive.

         The provisions of this Statement relating to the rescission of Statement No. 4 and 64 are effective for fiscal years beginning after May 15,
2002. The provisions relating to amendments of Statement No. 13 are effective for transactions initiated after May 15, 2002, and all other provisions are effective for financial statements issued after May 15, 2002. Additionally, there is retroactive application for any gain or loss on extinguishment of debt that was classified as extraordinary in a prior period that does not meet the criteria in Opinion No. 30, requiring reclassification of this gain or loss. With the exception of the rescission of Statement No. 4 and 64, Greater Atlantic Bank adopted the provisions of this Statement, and the adoption did not have a material impact on its financial position or results of operations. The provisions relating to the rescission of Statement No. 4 and 64, which will eliminate the extraordinary treatment of extinguishment of debt, will be adopted October 1, 2002. Greater Atlantic Bank does not expect the remaining provisions of this Statement to have a material impact on its financial position or results of operations.

         In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force ("EITF") in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring )". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Greater Atlantic Bank will adopt the provisions of this Statement effective January 1, 2003. Management does not anticipate that the implementation of this Statement will have a material impact on the company's financial position or results of operations.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institution." This statement amended SFAS No. 72 and 144 to provide interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9. This Statement amends SFAS No. 144 to include in its scope long-term customer - relationship intangible assets such as core deposit intangibles. Accordingly, these intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This Statement is effective for acquisitions consummated on or after October 1, 2002. Greater Atlantic Bank believes that adoption of this Statement will have no impact on its financial position or results of operations.

ITEM 7.       CONSOLIDATED FINANCIAL STATEMENTS

         The Consolidated Financial Statements of Greater Atlantic Financial Corp. and subsidiary as of September 30, 2002 and 2001 are included in pages 50 through 86 of this report.



                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED SEPTEMBER 30, 2002 AND 2001




                                                                                                                    Page
Independent Auditors' Report....................................................................................... 51

Financial Statements and Supplemental Schedules:

     Consolidated statements of financial condition................................................................ 52

     Consolidated statements of operations......................................................................... 53

     Consolidated statements of comprehensive (loss) income........................................................ 54

     Consolidated statements of stockholders' equity............................................................... 54

     Consolidated statements of cash flows......................................................................... 55

     Notes to consolidated financial statements.................................................................... 57






















Independent Auditors' Report


Board of Directors and Stockholders
Greater Atlantic Financial Corp.
Reston, Virginia


We have audited the accompanying consolidated statements of financial condition of Greater Atlantic Financial Corp. and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Atlantic
Financial Corp. and Subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                             BDO Seidman, LLP


Washington, D.C.
October 30, 2002







                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                             September 30,
                                                                                      ---------------------------
                                                                                          2002           2001
                                                                                      ------------   ------------
                                                                                        (dollars in thousands)
                                                                                                     ------------
Assets
Cash and cash equivalents.............................................................  $    3,066     $    1,456
Interest bearing deposits.............................................................       6,292          1,962
Investment securities (Notes 3 and 10)
   Available-for-sale.................................................................     191,673        146,366
   Held-to-maturity...................................................................      17,686         22,739
   Trading............................................................................           -          1,312
Loans held for sale (Note 4)..........................................................      14,553         14,683
Loans receivable, net (Notes 4, 10 and 16)............................................     248,081        164,603
Accrued interest and dividends receivable (Note 5)....................................       2,859          2,777
Deferred income taxes (Note 11).......................................................       1,520          1,520
Federal Home Loan Bank stock, at cost.................................................       5,490          3,910
Premises and equipment, net (Note 6)..................................................       7,790          6,350
Goodwill (Note 2).....................................................................       1,284          1,284
Prepaid expenses and other assets.....................................................       2,384          1,642
                                                                                      ------------   ------------
Total assets..........................................................................    $502,678       $370,604
                                                                                      ============   ============

Liabilities and stockholders' equity
Liabilities
Deposits (Note 8).....................................................................    $281,877       $229,982
Advance payments from borrowers for taxes and insurance...............................         280            220
Accrued expenses and other liabilities (Note 9).......................................       3,261          1,399
Advances from the FHLB and other borrowings (Note 10).................................     187,511        117,823
                                                                                      ------------   ------------
Total Liabilities.....................................................................     472,929        349,424
                                                                                      ------------   ------------

Commitments and contingencies (Note 12)...............................................------------   ------------
Guaranteed convertible preferred securities of subsidiary trust (Note 21).............       9,346              -
                                                                                      ------------   ------------
Stockholders' Equity (Notes 13 and 14)
   Preferred stock $.01 par value - 2,500,000 shares authorized,
     none outstanding.................................................................           -              -
   Common stock, $.01 par value - 10,000,000 shares authorized;
     3,012,434 shares outstanding.....................................................          30             30
   Additional paid-in-capital.........................................................      25,152         25,132
   Accumulated deficit................................................................      (2,520)        (3,450)
   Accumulated other comprehensive loss...............................................      (2,259)          (532)
                                                                                      ------------   ------------
Total stockholders' equity............................................................      20,403         21,180
                                                                                      ------------   ------------
Total liabilities and stockholders' equity............................................    $502,678       $370,604
                                                                                      ============   ============


See accompanying notes to consolidated financial statements.


                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Years ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                                  2002             2001
                                                                              ------------     ------------
                                                                                   (dollars in thousands)

Interest income
  Loans.......................................................................    $ 14,039        $  12,658
  Investments.................................................................       7,743           10,965
                                                                              ------------     ------------
Total interest income.........................................................      21,782           23,623
                                                                              ------------     ------------
Interest expense
  Deposits (Note 8)...........................................................       8,308           11,629
  Borrowed money..............................................................       5,427            5,618
                                                                              ------------     ------------
Total interest expense........................................................      13,735           17,247
                                                                              ------------     ------------
Net interest income...........................................................       8,047            6,376
Provision for loan losses (Note 4)............................................         968               55
                                                                              ------------     ------------
Net interest income after provision for loan losses...........................       7,079            6,321
                                                                              ------------     ------------
Noninterest income
  Fees and service charges....................................................         996            1,129
  Gain on sale of loans.......................................................       8,432            4,335
  Gain (loss) on sale of investment securities................................         198              194
  Gain (loss) on sale of real estate owned....................................           -               45
  Other operating income (loss)...............................................          64                4
                                                                              ------------     ------------
Total noninterest income......................................................       9,690            5,707
                                                                              ------------     ------------
Noninterest expense
  Compensation and employee benefits..........................................       7,898            6,054
  Occupancy...................................................................       1,788            1,607
  Professional services.......................................................         782              818
  Advertising.................................................................         779              522
  Deposit insurance premium...................................................          43               36
  Furniture, fixtures and equipment...........................................         875              668
  Data processing.............................................................       1,134              887
  Other real estate owned expenses (Note 7)...................................           -                3
  Other operating expenses....................................................       2,540            1,955
                                                                              ------------     ------------
Total noninterest expense.....................................................      15,839           12,550
                                                                              ------------     ------------
Net income (loss).............................................................   $     930       $     (522)
                                                                              ============     ============
Basic and diluted income (loss) per share (Note 15)...........................   $    0.31       $    (0.17)
                                                                              ============     ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME


                                                                                     Years ended
                                                                                    September 30,
                                                                              --------------------------
                                                                                 2002           2001
                                                                              -----------    -----------
                                                                                    (in thousands)
Net income (loss).............................................................       $930          $(522)
                                                                              -----------    -----------
Other comprehensive income, net of tax:
   Unrealized gains on securities.............................................        446            835
   Unrealized loss on hedges..................................................     (2,173)             -
                                                                              -----------    -----------
Other comprehensive (loss) income.............................................     (1,727)           835
                                                                              -----------    -----------
Comprehensive (loss) income...................................................     $ (797)         $ 313
                                                                              ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 Accumulated
                                                                 Additional    Accumulated         Other               Total
                                          Preferred    Common      Paid-in       Earnings       Comprehensive      Stockholders'
                                            Stock       Stock      Capital       (Deficit)      Income (Loss)         Equity
                                        ------------ ----------- ------------ --------------- -----------------  ----------------
                                                                           (in thousands)
Balance at September 30, 2000 ........  $       -       $30      $25,132         $(2,928)       $   (1,367)          $20,867

Other comprehensive income............          -         -            -               -               835               835

Net loss for period..................           -         -            -            (522)                -              (522)
                                        -------------  -------- ------------ --------------- -----------------  ----------------
Balance at September 30, 2001                   -        30       25,132          (3,450)             (532)           21,180

Options exercised.....................                                20                                                  20

Other comprehensive loss..............          -         -            -               -            (1,727)           (1,727)

Net income for period.................          -         -            -             930                 -               930
                                        -------------  -------- ------------ --------------- -----------------  ----------------
Balance at September 30, 2002.........  $       -       $30      $25,152         $(2,520)       $   (2,259)          $20,403
                                        =============  ======== ============ =============== =================  ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Years ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                       2002         2001
                                                                                   ------------ ------------
                                                                                          (in thousands)

Cash flows from operating activities
Net income (loss)................................................................ $       930  $      (522)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities.................................................
Provision for loan losses........................................................         968           55
Amortization of excess of purchase price over assets acquired....................           -           93
Amortization of deposit acquisition adjustment...................................          92          143
Amortization of loan acquisition adjustment......................................         (27)         (27)
Depreciation and amortization....................................................         714          529
Proceeds from sale of trading securities.........................................       1,129       20,164
Proceeds from repayments of trading securities...................................         183        1,354
Amortization of trading security premiums........................................           8           38
Net loss (gain) on trading securities............................................          (9)          11
Realized (gain) loss on sale of investments......................................        (125)        (135)
Realized (gain) loss on sale of mortgaged-backed securities......................         (64)         (70)
Amortization of investment security premiums.....................................       2,736        1,467
Amortization of mortgage-backed securities premiums..............................         515          264
Amortization of deferred fees....................................................        (312)        (238)
Discount accretion net of premium amortization...................................         328          108
Loss on disposal of fixed assets.................................................           -            2
Gain on sale of foreclosed real estate...........................................           -          (45)
Gain on sale of loans held for sale..............................................      (8,432)      (4,335)
(Increase) decrease in assets:
Loans originated for sale........................................................    (424,730)    (249,924)
Proceeds from sale of loans originated for sale..................................     433,292      245,175
Accrued interest and dividend receivable.........................................         (82)        (284)
Prepaid expenses and other assets................................................      (1,736)        (344)
Deferred loan fees collected, net of deferred costs incurred.....................       1,439           44
Increase (decrease) in liabilities:
Accrued expenses and other liabilities...........................................         686       (2,544)
Income taxes payable.............................................................           -           55
                                                                                 ------------ ------------
Net cash  provided by operating activities....................................... $     7,503   $   11,034
                                                                                 ------------ ------------




                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                                                        Years ended
                                                                                       September 30,
                                                                                 -------------------------
                                                                                     2002         2001
                                                                                 ------------ ------------
                                                                                      (in thousands)
Cash flow from investing activities
Net increase in loans............................................................   $ (85,875)   $ (31,844)
Purchases of premises and equipment..............................................      (2,153)      (2,022)
Proceeds from sales of foreclosed real estate....................................           -          217
Purchases of investment securities...............................................     (66,447)     (91,454)
Proceeds from sale of investment securities......................................      16,423       11,803
Proceeds from repayments of investment securities................................      21,873       16,221
Purchases of mortgage-backed securities..........................................     (38,341)     (14,898)
Proceeds from sale of mortgage-backed securities.................................       5,601        6,307
Proceeds from repayments of mortgage-backed securities...........................      18,020       16,292
Purchases of FHLB stock..........................................................      (3,475)      (1,650)
Proceeds from sale of FHLB stock.................................................       1,895        1,300
                                                                                 ------------ ------------
Net cash used in investing activities............................................    (132,479)     (89,728)
                                                                                 ------------ ------------

Cash flow from  financing activities
Net increase in deposits.........................................................      51,804       41,452
Net advances from FHLB...........................................................      22,000       28,400
Net borrowings on reverse repurchase agreements..................................      47,688        6,587
Increase in advance payments by borrowers for taxes and insurance................          58          (44)
Issuance of convertible preferred securities.....................................       9,346            -
Exercise of stock options........................................................          20            -
                                                                                 ------------ ------------
Net cash provided by financing activities........................................     130,916       76,395
                                                                                 ------------ ------------
Increase (decrease) in cash and cash equivalents.................................       5,940       (2,299)
                                                                                 ------------ ------------
Cash and cash equivalents, at beginning of period................................       3,418        5,717
                                                                                 ------------ ------------
Cash and cash equivalents, at end of period......................................  $    9,358   $    3,418
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

         GAMC was incorporated as a separate entity on June 11, 1998 and began independent operations on September 1, 1998. GAMC is involved primarily in the origination and sale of single-family mortgage loans and, to a lesser extent, multi-family residential and second mortgage loans. GAMC also originates loans for the Bank's portfolio. In January 2002, GAFC established Greater Atlantic Capital Trust I to issue certain convertible preferred securities (see Note 21).

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of GAFC and its wholly owned subsidiaries, GAB, GAMC and Greater Atlantic Capital Trust I. All significant intercompany accounts and transactions have been eliminated in consolidation.

RISK AND UNCERTAINTIES

         In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 2002 and September 30, 2001, the allowance for loan losses and valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial additional loan loss reserves. See discussion of regulatory matters in Note 13.

CONCENTRATION OF CREDIT RISK

         The Company's primary business activity is with customers located in Maryland, Virginia and the District of Columbia. The Company primarily originates residential loans to customers throughout these areas, most of who are residents local to the Company's business locations. The Company has a diversified loan portfolio consisting of residential, commercial and consumer loans. Commercial and consumer loans generally provide for higher interest rates and shorter terms, however such loans have a higher degree of credit risk. Management monitors all loans, including, when possible, making inspections of the properties, maintaining current operating statements, and performing net realizable value calculations, with allowances for losses established as necessary to properly reflect the value of the properties. Management believes the current loss allowances are sufficient to cover the credit risk estimated to exist at September 30, 2002.

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

         The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio at September 30, 2002.

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

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to mitigate market risk from changes in interest rates. Our derivative financial instruments are contracted in the over-the-counter market and include interest rate swaps. The Company does not hold or issue derivative financial instruments for trading purposes.

         All derivatives are recognized on the balance sheet at fair value. To qualify for hedge accounting treatment, derivatives, at inception, must be designated as hedges and evaluated for effectiveness throughout the hedge period. The Company designated, at the date entered into, the interest rate swap agreements as a hedge of the variability of cash flows to be received or paid related to loans and deposits (a cash flow hedge). The Company records changes in the fair value of cash flow hedges in other comprehensive income, net of income taxes, until earnings are affected by the variability of cash flows of the hedged transaction.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management strategy for undertaking the hedge transactions. The Company will discontinue hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value of cash flows of a hedged item; (2) the derivative expires or is sold or terminated or (3) management determines that the designation of the derivative as a hedge instrument is no longer appropriate.

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

         When servicing is retained on a loan that is sold, the Company recognizes a gain or loss based on the present value of the difference between the average constant rate of interest it receives, adjusted for a normal servicing fee, and the yield it must pay to the purchaser of the loan over the estimated remaining life of the loan. Any resulting net premium is deferred and amortized over the estimated life of the loan using a method approximating the level yield (interest) method. Loans of $162,000 were sold with servicing rights retained during the year ended September 30, 2001. The Company also sells participation interests in loans that it services.

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

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Presently, the Company's comprehensive income and loss is from unrealized gains and losses on certain investment securities and unrealized losses related to interest rate swap agreements.

STOCK-BASED COMPENSATION

         The Company measures compensation cost for stock options using the intrinsic value method prescribed by APB Opinion No. 25, which requires compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides pro forma net income and

               GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  GOODWILL

         Effective October 1, 2001, the Company adopted "Goodwill and Other Intangible Assets"(SFAS No. 142), which was issued in June 2001. Although a portion of SFAS No. 142 was superceded, the Company is required to report goodwill and other intangible assets, in accordance with SFAS No. 142. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The first step of the goodwill impairment test, which was completed in the first half of 2002, did not identify any goodwill impairment.

         In accordance with SFAS No. 142 goodwill amortization was discontinued as of October 1, 2001. The following adjusts reported net income and earnings per share to exclude goodwill amortization.

                                                                                   September 30,
                                                                           -----------------------------
                                                                               2002            2001
                                                                           -------------   -------------
                                                                               (in thousands, except
                                                                                  per share data)
Net income (loss)..........................................................    $     930      $     (522)
Goodwill amortization......................................................            -              93
                                                                           -------------   -------------
Adjusted net income (loss).................................................    $     930      $     (429)
                                                                           =============   =============

Reported basic and diluted EPS.............................................    $    0.31         $ (0.17)
Goodwill amortization......................................................         -               0.03
                                                                           -------------   -------------
Adjusted basic and diluted EPS.............................................    $    0.31         $ (0.14)
                                                                           =============   =============



                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS


                                                                            Gross       Gross
                                                            Amortized    Unrealized   Unrealized     Market
Available-for-Sale, September 30, 2002                         Cost         Gains       Losses       Value
                                                         ------------ ------------- ------------ ------------
                                                                                (in thousands)
Investment securities
   SBA notes.............................................    $127,554       $   943      $   795     $127,702
   CMOs..................................................      12,582            22           26       12,578
   Corporate debt securities.............................       1,902            40           52        1,890
                                                         ------------ ------------- ------------ ------------
                                                              142,038         1,005          873      142,170
                                                         ------------ ------------- ------------ ------------
Mortgage-backed securities
   FNMA notes............................................      25,268            59          116       25,211
   GNMA notes............................................       6,923            31            -        6,954
   FHLMC notes...........................................      17,350            44           56       17,338
                                                         ------------ ------------- ------------ ------------
                                                               49,541           134          172       49,503
                                                         ------------ ------------- ------------ ------------
                                                             $191,579        $1,139       $1,045     $191,673
                                                         ============ ============= ============ ============

                                                                            Gross        Gross
                                                          Amortized      Unrealized    Unrealized     Market
Held-to-Maturity, September 30, 2002                         Cost           Gains        Losses       Value
                                                         ------------ ------------- ------------ ------------
                                                                                (in thousands)

Investment securities
   SBA notes.............................................     $14,057        $    -         $380      $13,677
   Corporate debt securities.............................       1,020             -           87          933
                                                         ------------ ------------- ------------ ------------
                                                               15,077             -          467       14,610
                                                         ------------ ------------- ------------ ------------
Mortgaged-backed securities
   FNMA notes............................................       1,410            27            -        1,437
   FHLMC notes...........................................       1,199            13            -        1,212
                                                         ------------ ------------- ------------ ------------
                                                                2,609            40            -        2,649
                                                         ------------ ------------- ------------ ------------
                                                              $17,686           $40         $467      $17,259
                                                         ============ ============= ============ ============



                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                             Gross        Gross
                                                             Amortized    Unrealized    Unrealized     Market
Available-for-Sale, September 30, 2001                         Cost          Gains        Losses       Value
                                                         --------------  -------------  ------------  ------------
                                                                            (in thousands)
Investment securities
   SBA notes.............................................    $106,124          $112         $442     $105,794
   CMOs..................................................       6,971            58           35        6,994
   Corporate debt securities.............................         974            51            -        1,025
                                                         ------------ ------------- ------------ ------------
                                                              114,069           221          477      113,813
                                                         ------------ ------------- ------------ ------------
Mortgage-backed securities
   FNMA notes............................................      19,059            59           98       19,020
   GNMA notes............................................       1,797             1           10        1,788
   FHLMC notes...........................................      11,770            21           46       11,745
                                                         ------------ ------------- ------------ ------------
                                                               32,626            81          154       32,553
                                                         ------------ ------------- ------------ ------------
                                                             $146,695          $302         $631     $146,366
                                                         ============ ============= ============ ============

                                                                          Gross        Gross
                                                          Amortized    Unrealized    Unrealized     Market
Held-to-Maturity, September 30, 2001                         Cost         Gains        Losses       Value
                                                         ------------ ------------- ------------ ------------
                                                                            (in thousands)
Investment securities
   SBA notes.............................................     $16,460        $    -         $504      $15,956
   Corporate debt securities.............................       1,029             -           38          991
                                                         ------------ ------------- ------------ ------------
                                                               17,489             -          542       16,947
                                                         ------------ ------------- ------------ ------------
Mortgaged-backed securities
   FNMA notes............................................       2,974            49            -        3,023
   FHLMC notes...........................................       2,276            27            -        2,303
                                                         ------------ ------------- ------------ ------------
                                                                5,250            76            -        5,326
                                                         ------------ ------------- ------------ ------------
                                                              $22,739           $76         $542      $22,273
                                                         ============ ============= ============ ============

         The weighted average interest rate on investments was 5.26% and 7.04% for the years ended September 30, 2002 and 2001, respectively.


                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRADING ACTIVITIES

         Trading assets, at fair value, consist of the following:


                                                                                   September 30,
                                                                             -------------------------
                                                                                2002          2001
                                                                             -----------   -----------
                                                                                  (in thousands)
                                                                                           -----------
FHLB notes...................................................................  $       -     $       -
Mortgaged-backed securities..................................................          -         1,312
                                                                             -----------   -----------
                                                                               $       -        $1,312
                                                                             ===========   ===========


         The net losses on trading activities included in earnings are as follows:


                                                                                   September 30,
                                                                             -------------------------
                                                                                2002          2001
                                                                             -----------   -----------
                                                                                  (in thousands)
                                                                                           -----------
FHLB notes...................................................................     $    -        $    -
Mortgaged-backed securities..................................................          -           (11)
                                                                             -----------   -----------
                                                                                  $    -          $(11)
                                                                             ===========   ===========

         Proceeds from the sale of available for sale securities were $22.0 million and $18.1 million for the years ended September 30, 2002 and 2001, respectively. Gross realized gains were $198,000 for the year ended September 30, 2002 compared to $194,000 for the year ended September 30, 2001. The amortized cost and estimated fair value of securities at September 30, 2002, by contractual maturity, are as follows:



                Greater Atlantic Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements


                                                                        Amortized        Market
Available-for-Sale, September 30, 2002                                     Cost          Value
                                                                       -----------  -------------
                                                                               (in thousands)


Amounts maturing in:
One year of less.......................................................   $     -        $      -
After one year through five years......................................      1,092          1,091
After five years through ten years.....................................      1,185          1,207
After ten years........................................................    139,761        139,872
Mortgaged-backed securities............................................     49,541         49,503
                                                                       -----------  -------------
                                                                          $191,579       $191,673
                                                                       ===========  =============

                                                                        Amortized      Market
Held-to-Maturity, September 30, 2002                                      Cost          Value
                                                                       -----------  -------------
                                                                             (in thousands)
                                                                                    -------------
Amounts maturing in:
One year of less.......................................................  $     629      $     617
After one year through five years......................................      1,648          1,533
After five years through ten years.....................................        483            458
After ten years........................................................     12,317         12,002
Mortgaged-backed securities............................................      2,609          2,649
                                                                       -----------  -------------
                                                                           $17,686        $17,259
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

                              GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LOANS RECEIVABLE

         Loans receivable consists of the following:

                                                                              September 30,
                                                                        -------------------------
                                                                            2002         2001
                                                                        ------------ ------------
                                                                                (in thousands)

Mortgage loans:
   Single-family........................................................    $136,523    $  99,232
   Multi-family.........................................................         536          634
   Construction.........................................................      18,993       19,110
   Commercial real estate...............................................      18,932       17,977
   Land loans...........................................................       9,947        5,431
                                                                        ------------ ------------
Total mortgage loans....................................................     184,931      142,384
Commercial loans........................................................      28,880       11,675
Consumer loans..........................................................      59,835       37,372
                                                                        ------------ ------------
Total loans.............................................................     273,646      191,431
                                                                        ------------ ------------
Due borrowers on loans-in process.......................................     (11,103)     (11,756)
Deferred loan fees......................................................         772          245
Allowance for loan losses...............................................      (1,699)        (810)
Unearned (discounts) premium............................................       1,018          176
                                                                        ------------ ------------
                                                                             (11,012)     (12,145)
                                                                        ------------ ------------
                                                                            $262,634     $179,286
                                                                        ============ ============
Loans held for sale.....................................................   $  14,553    $  14,683
Loans receivable, net...................................................     248,081      164,603
                                                                        ------------ ------------
                                                                            $262,634     $179,286
                                                                        ============ ============

         Loans held for sale are all single-family mortgage loans.

         The activity in allowance for loan losses is summarized as follows:


                                                                              September 30,
                                                                        -------------------------
                                                                           2002          2001
                                                                        -----------   -----------
                                                                             (in thousands)
Balance, beginning......................................................   $    810         $ 765
Provision for loan losses...............................................        968            55
Dominion reserves.......................................................          -           100
Charge-offs.............................................................        (98)         (131)
Recoveries..............................................................         19            21
                                                                        -----------   -----------
Balance, ending.........................................................    $ 1,699         $ 810
                                                                        ===========   ===========

         The amount of loans serviced for others totaled $11.0 million and $16.0 million as of September 30, 2002 and September 30, 2001, respectively.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The allowance for uncollected interest, established for mortgage loans which are delinquent for a period of 90 days or more, amounted to $19,000 and $12,000 as of September 30, 2002 and September 30, 2001, respectively. This is the entire amount of interest income that would have been recorded in these periods under the contractual terms of such loans. Principal balances of non-performing loans related to reserves for uncollected interest totaled $454,000 and $506,000 as of September 30, 2002, and September 30, 2001,
respectively.

5.  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

         Accrued interest and dividends receivable consist of the following:


                                                                    September 30,
                                                             -------------------------
                                                                 2002          2001
                                                             -----------   -----------
                                                                    (in thousands)
Investments..................................................    $ 1,514       $ 1,655
Loans receivable.............................................      1,257         1,059
Accrued dividends on FHLB stock..............................         88            63
                                                             -----------   -----------
                                                                 $ 2,859       $ 2,777
                                                             ===========   ===========

6.  PREMISES AND EQUIPMENT

         Premises and equipment consists of the following:

                                                                              September 30,
                                                                        -------------------------
                                                                           2002          2001
                                                                        -----------   -----------
                                                                                (in thousands)
Furniture, fixtures and equipment.......................................    $ 4,485       $ 4,170
Leasehold improvements..................................................      4,223         2,723
Land....................................................................      1,573         1,648
                                                                        -----------   -----------
                                                                             10,281         8,541
                                                                        -----------   -----------
Less: Allowance for depreciation and amortization.......................      2,491         2,191
                                                                        -----------   -----------
                                                                            $ 7,790       $ 6,350
                                                                        ===========   ===========


7.  FORECLOSED REAL ESTATE

         There was no foreclosed real estate as of September 30, 2002 or 2001.



                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The cost of operations for foreclosed real estate consists of the following:

                                                                              September 30,
                                                                        -------------------------
                                                                           2002          2001
                                                                        -----------   -----------
                                                                               (in thousands)
Income:
Gain on sale............................................................      $   -          $ 45
Expense:
Loss on sale............................................................          -             -
Provision for (recovery of) loss........................................          -             -
Operating expenses......................................................          -             3
                                                                        -----------   -----------
                                                                                  -             3
                                                                        -----------   -----------
Gain (loss).............................................................      $   -          $ 42
                                                                        ===========   ===========

         There was no activity in the allowance for losses on foreclosed real estate in fiscal 2002 or 2001.

                       GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEPOSITS

         Deposits are summarized as follows:

                                                                          Ranges of
                                                                         Contractual
September 30, 2002                                       Amount        Interest Rates          %
---------------------------------------------------   -------------  -------------------  ----------
                                                                  (dollars in thousands)
Savings accounts...................................      $    8,393     0.00 - 2.62%           3.0%
NOW/money market accounts..........................          71,924     0.00 - 2.13%          25.5
Certificates of deposit............................         188,953     1.70 - 9.00%          67.0
Non-interest bearing demand deposits...............          12,607         0.00%              4.5
                                                      -------------                        --------
                                                         $  281,877                          100.0%
                                                      =============                        ========

                                                                          Ranges of
                                                                         Contractual
September 30, 2001                                       Amount        Interest Rates          %
---------------------------------------------------  --------------  -------------------   ----------
                                                                  (dollars in thousands)
Savings accounts...................................      $    4,641     0.00 - 3.25%           2.0%
NOW/money market accounts..........................          71,229     0.00 - 3.63%          31.0
Certificates of deposit............................         147,365     3.54 - 9.00%          64.1
Non-interest bearing demand deposits...............           6,747         0.00%              2.9
                                                     --------------                        ----------
                                                         $  229,982                          100.0%
                                                     ==============                        ==========

Certificates of deposit as of September 30, 2002 mature as follows:


Years ending September 30,                                                               Amount
-----------------------------------------------------------------------------------   ------------
                                  (in thousands)
2003...............................................................................       $138,898
2004...............................................................................         27,619
2005...............................................................................          9,467
2006...............................................................................          2,486
2007...............................................................................         10,483
                                                                                      ------------
                                                                                          $188,953
                                                                                      ============

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Interest expense on deposit accounts consists of the following:


                                                           Years ended
                                                          September 30,
                                                     ------------------------
                                                        2002         2001
                                                     ----------   -----------
                                                          (in thousands)
NOW/money market accounts............................   $ 1,621       $ 2,744
Savings accounts.....................................       118           136
Certificates of deposit..............................     6,569         8,749
                                                     ----------   -----------
                                                         $8,308       $11,629
                                                     ==========   ===========

         Deposits, including certificates of deposit, with balances in excess of $100,000 totaled $112.0 million and $52.2 million at September 30, 2002, and September, 30, 2001, respectively.

9.  DEFERRED COMPENSATION PLAN

         On October 30, 1997, the Company adopted a deferred compensation plan. Under the deferred compensation plan, an employee may elect to participate by directing that all or part of his or her compensation be credited to a deferral account. The election must be made prior to the beginning of the calendar year. The deferral account bears interest at 6% per year. The amounts credited to the deferral account are payable in preferred stock or cash at the election of the Board of Directors on the date the Company announces a change in control or the date three years from the date the participant elects to participate in the deferred compensation plan. The liability associated with the plan was zero at September 30, 2002 and 2001.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

         The Bank has a $80.1 million credit availability as of September 30, 2002 from the Federal Home Loan Bank of Atlanta (FHLB), which it uses to fund loans originated by Greater Atlantic Mortgage Corporation. Any advances in excess of $10 million are required to be collateralized with eligible securities. The credit availability is at the discretion of the FHLB.

         The following table sets forth information regarding the Bank's borrowed funds:


                                                                              At or for the years ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 2002           2001
                                                                             -------------  ------------
                                                                                 (dollars in thousands)
FHLB Advances:
Average balance outstanding..................................................     $ 99,269       $60,784
Maximum amount outstanding at any month-end during the period................      123,500        74,500
Balance outstanding at end of period.........................................       96,500        74,500
Weighted average interest rate during the period.............................        3.10%         5.59%
Weighted average interest rate at end of period..............................        3.12%         4.47%

Reverse repurchase agreements:
Average balance outstanding..................................................       68,577        43,217
Maximum amount outstanding at any month-end during the period................       95,577        53,279
Balance outstanding at end of period.........................................       91,011        43,323
Weighted average interest rate during the period.............................        3.43%         5.14%
Weighted average interest rate at end of period..............................        1.97%         3.32%


         The Bank has pledged certain investments with lendable values of $96.1 million at September 30, 2002, to collateralize advances from the FHLB.

         First mortgage loans in the amount of $80.5 million are available to be pledged as collateral for the advances at September 30, 2002.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes

         The Company had no income tax provision in 2002 as its pretax income was offset by existing net operating losses. The Company had no provision for income taxes in 2001 due to the net loss for the year.

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

                                                                               Years ended
                                                                              September 30,
                                                                         ------------------------
                                                                            2002         2001
                                                                         ----------   -----------
                                                                                (in thousands)
Federal tax provision (benefit)..........................................     $ 325         $(188)
State tax provision (benefit)............................................        28           (21)
(Increase) decrease in benefit resulting from:
Utilization of net operating losses......................................      (359)            -
Change in the valuation allowance........................................         6           282
Permanent differences....................................................         -            25
Other....................................................................         -           (98)
                                                                         ----------   -----------
Income tax benefit.......................................................     $   -         $   -
                                                                         ==========   ===========




                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                              September 30,
                                                                        -------------------------
                                                                           2002          2001
                                                                        -----------   -----------
                                                                               (in thousands)

Deferred tax assets
   Net operating loss carryforwards.....................................     $3,069        $3,605
   Unrealized losses on derivatives.....................................      1,332             -
   Allowance for loan losses............................................        646           319
   Loans held for sale..................................................          -            16
   Core deposit intangible..............................................         65            67
   Deferred loan fees...................................................        205           163
   Other................................................................        196            67
                                                                        -----------   -----------
Total deferred tax assets...............................................      5,513         4,237
                                                                        -----------   -----------
Deferred tax liabilities
   FHLB stock dividends.................................................         39            39
   Accelerated depreciation.............................................        286           150
                                                                        -----------   -----------
Total deferred tax liabilities..........................................        325           189
                                                                        -----------   -----------
Net deferred tax assets.................................................      5,188         4,048
Less: Valuation allowance...............................................      3,668         2,528
                                                                        -----------   -----------
Total...................................................................     $1,520        $1,520
                                                                        ===========   ===========

         Management has provided a valuation allowance for net deferred tax assets, as they are unable to determine the timing of the generation of future taxable income.

         At September 30, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8.1 million, which expire in the years 2006 to 2021. As a result of the change in ownership of the Bank, approximately $1.6 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

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

         At September 30, 2002, the Company had outstanding commitments to originate and purchase loans and undisbursed construction mortgages aggregating approximately $103.8 million. Fixed rate commitments are at market rates as of the commitment dates and generally expire within 60 days. In addition, the Company was contingently liable under unfunded lines of credit for approximately $78.3 million and standby letters of credit for approximately $385,000.

         Effective October 1, 2002, the Company renewed the expiring employment agreement with the executive in charge of its mortgage subsidiary which calls for a base salary of $108,000 plus bonuses based on loan closings and net income levels. The term of this agreement is for two years and can be automatically extended. Effective November 1, 1997, the Company entered into a three year employment agreement with the President and Chief Executive Officer of the Bank. The agreement can be and was automatically extended for an additional year effective December 1, 2001. The agreement provides for a base salary of $165,400 per year.

                Greater Atlantic Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

Rental Commitments

         The Company has entered into lease agreements for the rental of certain properties expiring on various dates through February 28, 2019. The future minimum rental commitments as of September 30, 2002, for all noncancellable lease agreements, are as follows:

                                                                                        Rental
Years ending September 30,                                                           Commitments
---------------------------------------------------------------------------------  ----------------
                                           (in thousands)
2003.............................................................................           $ 1,378
2004.............................................................................             1,386
2005.............................................................................             1,296
2006.............................................................................             1,095
2007.............................................................................             1,102
Thereafter.......................................................................             4,362
                                                                                   ----------------
Total............................................................................           $10,619
                                                                                   ================

         Net rent expense for the years ended September 30, 2002 and September 30, 2001 was $1.5 million and $1.3 million, respectively.

13.  REGULATORY MATTERS

         Generally, annual dividends to shareholders are limited to the amount of current year net income, plus the total net income for the preceding two years, adjusted for any prior year distributions. Under certain circumstances, regulatory approval would be required before making a capital distribution. The Bank did not pay any cash dividends during the year ended September 30, 2002.

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

                         GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following presents the Bank's capital position at September 30, 2002 and September 30, 2001:


                                           Required     Required       Actual        Actual
         At September 30, 2002             Balance      Percent        Balance      Percent      Surplus
---------------------------------------  ------------ ------------  -------------  ----------  ------------
                                                                          (in thousands)
Tangible...............................       $ 7,528        1.50%        $28,647       5.71%       $21,119
Core...................................       $20,076        4.00%        $28,647       5.71%       $ 8,571
Risk-based.............................       $17,959        8.00%        $30,346      13.52%       $12,387

                                           Required     Required       Actual        Actual
         At September 30, 2001             Balance      Percent        Balance      Percent      Surplus
---------------------------------------  ------------ ------------  -------------  ----------  ------------
                                                                          (in thousands)
Tangible...............................       $ 5,548        1.50%        $20,365       5.51%       $14,817
Core...................................       $14,794        4.00%        $20,365       5.51%       $ 5,571
Risk-based.............................       $14,910        8.00%        $21,175      11.36%       $ 6,265

         The following is a reconciliation of the Bank's net worth as reported to the OTS on GAAP capital as presented in the accompanying financial statements.

                                                                                 September 30,
                                                                           -------------------------
                                                                               2002         2001
                                                                           ------------ ------------
                                                                                   (in thousands)
GAAP capital...............................................................     $27,684      $21,118
Unrealized (gains) losses on available for sale securities.................       2,247          531
Goodwill...................................................................      (1,284)      (1,284)
                                                                           ------------ ------------
Tangible capital...........................................................      28,647       20,365
    Adjustments............................................................           -            -
                                                                           ------------ ------------
Core capital...............................................................      28,647       20,365
    Allowance for general loss reserves....................................       1,699          810
                                                                           ------------ ------------
Risk-based capital.........................................................     $30,346      $21,175
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

14.  STOCKHOLDERS' EQUITY

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of September 30, 2002, 94,685 warrants were issued.

                              GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following summary represents the activity under the Plan:


                                                                          Number of                       Expiration
                                                                            Shares    Exercise Price        Date
                                                                       ------------ ----------------- ---------------
Balance outstanding at September 30, 2000...........................         75,834
Options granted.....................................................         63,166       $4.00            12-14-2010
                                                                       ------------
Balance outstanding at September 30, 2001...........................        139,000
Options granted.....................................................         10,000       $5.31            12-14-2010
Options granted.....................................................         46,000       $7.00              1-1-2012
Options exercised...................................................         (5,000)      $4.00
                                                                       ------------
Balance outstanding and exercisable at September 30, 2002...........        190,000
                                                                       ============

         A summary of the stock options outstanding and exercisable as of September 30, 2002 is as follows:


                  Options Outstanding                                         Options Exercisable
--------------------------------------------------------     ------------------------------------------------------
                                            Weighted
                                            Average              Weighted                              Weighted
    Exercise              Number           Remaining             Average             Number            Average
     Prices            Outstanding        Life (years)        Exercise Price      Exercisable       Exercise Price
-----------------    ----------------   ----------------     ----------------   ----------------   ----------------
      $7.50               16,667              5.2                 $7.50              16,667             $7.50
      $8.38               41,667              6.2                 $8.38              41,667             $8.38
      $6.00               17,500              7.2                 $6.00              17,500             $6.00
      $4.00               58,166              8.2                 $4.00              58,166             $4.00
      $5.31               10,000              8.2                 $5.31              10,000             $5.31
      $7.00               26,000              9.4                 $7.00              26,000             $7.00
      $9.00               20,000              9.4                 $9.00              20,000             $9.00

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No.
25. For the years ended September 30, 2002 and 2001, the fair value of stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: Risk free interest rates of 4.95% and 5.25% for the years ended September 30, 2002 and 2001, respectively, expected volatility of 45% and 61% for 2002 and 2001, respectively, dividend pay out rate of zero and an expected option life of seven and ten years, respectively. Using these assumptions, the average weighted fair value of the stock options granted are $3.10 and $1.59 for 2002 and 2001, respectively.

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

                              GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:


                                                                Years Ended September 30,
                                                   ---------------------------------------------------
                                                             2002                      2001
                                                   ------------------------  -------------------------
                                                                    Pro                        Pro
                                                     Reported      Forma       Reported       Forma
                                                   ------------  ----------  ------------- -----------
                                                      (dollars in thousands, except per share data)
Net income (loss)..................................      $  930      $  765        $ (522)     $ (622)
Basic and diluted earnings (loss) per share........      $ 0.31      $ 0.26        $(0.17)     $(0.21)

15.  EARNINGS PER SHARE OF COMMON STOCK

         The Company reports earning per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires two presentations of earning per share - "basic" and "diluted." Basic earnings per share are computed by dividing income available to common stockholders (the numerator) for the period by the weighted average number of shares of common stock outstanding during the year (the denominator). The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

         The following table presents a reconciliation between the basic and diluted earnings per share for the year ended September 30, 2002. There was no difference in the net loss or weighted average outstanding shares for the year ended September 30, 2001:


                                                                                                 Per Share
Year Ended September 30, 2002                                  Income            Shares            Amount
                                                           --------------   ---------------   --------------
                                                             (dollars in thousands, except per share data)
Basic earnings per share...................................       $   930         3,010,420          $  0.31
Effect of conversion of preferred securities...............           211           685,715
Effect of dilutive stock options...........................             -            22,059
                                                           --------------   ---------------   --------------
Diluted....................................................       $ 1,141         3,718,194          $  0.31
                                                           ==============   ===============   ==============

16.  Related Party Transactions

         The Bank offers loans to its officers, directors, employees and related parties of such persons. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectibility, or present other unfavorable features. Such loans are made on the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. The aggregate balance of loans to directors, officers and other related parties is $691,000 and $540,000 as of September 30, 2002 and September 30, 2001, respectively.

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


                                      GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The carrying value and estimated fair value of financial instruments is summarized as follows:


                                                                             September 30,
                                                          ----------------------------------------------------
                                                                    2002                       2001
                                                          ------------------------- --------------------------
                                                            Carrying    Estimated     Carrying     Estimated
                                                             value      fair value      value      fair value
                                                          ------------ ------------ ------------- ------------
                                                                              (in thousands)

Assets:
   Cash and interest bearing deposits.....................   $   9,358    $   9,358     $   3,418    $   3,418
   Investment securities..................................     209,359      208,932       170,417      169,951
   Loans receivable.......................................     262,634      266,078       179,286      182,370
Liabilities:
   Deposits...............................................     281,877      284,979       229,982      232,706
   Borrowings.............................................     187,511      191,515       117,832      119,075
Off-balance sheet instruments:
   Commitments to extend credit...........................           -        1,245             -        1,275
   Loans in process.......................................           -            -             -            -

18.  EMPLOYEE BENEFIT PLANS

         The Company operates a 401(k) Retirement Plan covering all full-time employees meeting the minimum age and service requirements. Contributions to the Retirement Plan are at the discretion of the Company. The Company made no contributions for the years ended September 30, 2002 and 2001.

19.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                   Years ended
                                                                                  September 30,
                                                                            --------------------------
                                                                                2002         2001
                                                                            ------------ -------------
                                                                                  (in thousands)
Cash paid during period for interest on                                     $   6,385     $   3,344
deposits....................................................................

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


                                                                          Total                           Total
                                                          Mortgage      Reportable     Intersegment     Operating
    For the Years Ended September 30,       Banking       Banking        Segments      Eliminations      Earnings
----------------------------------------- -----------   ------------   ------------  ----------------  ------------
                                                                       (in thousands)

Net interest income: (1)
2002.....................................   $   6,773      $     306     $    7,079    $            -    $    7,079
2001.....................................   $   6,147      $     174     $    6,321    $            -    $    6,321
Noninterest income:
2002.....................................   $     940      $   8,814     $    9,754    $          (64)   $    9,690
2001.....................................   $     922      $   4,877     $    5,799    $          (92)   $    5,707
Noninterest expense:
2002.....................................   $   9,001      $   6,902     $   15,903    $           64    $   15,839
2001.....................................   $   8,229      $   4,413     $   12,642    $           92    $   12,550
Net income:
2002.....................................   $  (1,288)     $   2,218     $      930    $            -    $      930
2001.....................................   $  (1,160)     $     638     $     (522)   $            -    $     (522)
Segment assets:
2002.....................................   $ 509,904      $  15,686     $  525,590    $  (22,912)       $  502,678
2001.....................................   $ 370,731      $  16,291     $  387,022    $  (16,418)       $  370,604

1)  Segment net interest income reflects income after provision for loan losses.

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

         The Trust was formed for the sole purpose of investing the proceeds from the sale of the convertible preferred securities in the corresponding convertible debentures. The Company has fully and unconditionally guaranteed the preferred securities along with all obligations of the trust related thereto. The sale of the preferred securities yielded $9.3 million after deducting offering expenses. The Company currently intends to retain approximately $1.3 million of the proceeds for general corporate purposes, investing the retained funds in short- term investments. The remaining $8.0 million of the proceeds was invested in Greater Atlantic Bank to increase its capital position. Initially, these funds will be invested in investment securities. Subsequently, such proceeds may be used to fund new loans.

22.  DERIVATIVE FINANCIAL INSTRUMENTS

         Beginning in fiscal 2002, the Bank utilized derivative financial instruments to hedge its interest rate risk. Beginning in 2002, the Bank adopted statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Bank bases the estimated fair values of these agreements on the cost of interest-rate exchange agreements with similar terms at available market prices, excluding accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgements regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgements often have a material effect on the fair value estimates. Since those estimates are made as of a specific time, they are susceptible to material near term changes.

         The Bank entered into various interest-rate swaps that total $50 million in notional principal. The swaps pay a fixed rate with the Bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 3.95% - 4.53%, and expires between 2 and 3 years. The Bank also entered into various interest rate caps that total $24 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The Bank accounts for these derivatives as cash flow hedges, under the guidelines of SFAS 133, whereby the fair value of these contracts are reflected in other assets with the offset recorded as accumulated other comprehensive income. At September 30, 2002, the fair value of those contracts was a loss of $2.5 million.


                                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table categorizes interest-rate exchange agreements by the Bank as of September 30, 2002.

                                                              Monthly         Gross           Gross
Total by class type of interest rate            Notional     Amortized      Unrealized      Unrealized      Estimated
exchange agreements                              Amount         Cost          Gains           Losses        Fair Value
---------------------------------------------  -----------  ------------   ------------   --------------  --------------

                                                                            (in thousands)
Interest rate swaps:
  Bank pays fixed receives variable..........     $ 50,000         $ 108         $    -          $ 2,402         $ 2,402
Interest rate caps:
 Interest rate caps purchased................       24,000            14            121              229             108
                                               -----------  ------------   ------------   --------------  --------------
Total........................................     $ 74,000         $ 122          $ 121          $ 2,631         $ 2,510
                                               ===========  ============   ============   ==============  ==============

23.  RECENT ACCOUNTING STANDARDS

         In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." SFAS No. 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. All asset retirement obligations that fall within the scope of this Statement and their related asset retirement costs will be accounted for consistently, resulting in comparability among financial statements of different entities. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Greater Atlantic Bank will adopt SFAS No. 143 on October 1, 2002. The adoption of this statement is not expected to have a material impact on Greater Atlantic Bank's financial position or results of operations.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued during the third quarter of 2001. SFAS No. 144 supercedes both SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of," which previously governed impairment of long-lived assets, and the portions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which addressed the disposal of a business segment. This Statement improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed of by sale and by broadening the presentation of discontinued operations to include more disposal transactions. Greater Atlantic Bank will adopt SFAS No. 144 effective October 1, 2002. Management does not anticipate it having a material impact on Greater Atlantic Bank's financial position or results of operations.

         In May of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This statement rescinds Statements No. 4 and 64, "Reporting Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," which is no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 is complete. The Statement also amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the statement makes various technical corrections to existing pronouncements which are not considered substantive.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The provisions of this Statement relating to the rescission of Statement No. 4 and 64 are effective for fiscal years beginning after May 15, 2002. The provisions relating to amendments of Statement No. 13 are effective for transactions initiated after May 15, 2002, and all other provisions are effective for financial statements issued after May 15, 2002. Additionally, there is retroactive application for any gain or loss on extinguishment of debt that was classified as extraordinary in a prior period that does not meet the criteria in Opinion No. 30, requiring reclassification of this gain or loss. With the exception of the rescission of Statement No. 4 and 64, Greater Atlantic Bank adopted the provisions of this Statement, and it did not have a material impact on its financial position or results of operations. The provisions relating to the rescission of Statement No. 4 and 64, which will eliminate the extraordinary treatment of extinguishment of debt, will be adopted October 1, 2002. Greater Atlantic Bank does not expect the remaining provisions of this Statement to have a material impact on its financial position or results of operations.

         In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force ("EITF") in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring )". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Greater Atlantic Bank will adopt the provisions of this Statement effective January 1, 2003. Management does not anticipate that the implementation of this Statement will have a material impact on the Company's financial position or results of operations.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institution." This statement amended SFAS No. 72 and 144 to provide interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9. This Statement amends SFAS No. 144 to include in its scope long-term customer - relationship intangible assets such as core deposit intangibles. Accordingly, these intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This Statement is effective for acquisitions consummated on or after October 1, 2002. Greater Atlantic Bank believes that adoption of this Statement will have no impact on its financial position or results of operations.

                GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  PARENT COMPANY - ONLY FINANCIAL STATEMENTS

         Parent Company - Only Condensed Statements of Financial Condition

                                                                                                September 30,
                                                                                        ---------------------------
                                                                                             2002           2001
                                                                                        ------------   ------------
                                                                                            (dollars in thousands)

Assets
Cash and cash equivalents.............................................................    $  1,327       $     68
Loans receivable......................................................................         125              -
Investments in subsidiaries...........................................................      31,299         21,649
Prepaid expenses and other assets.....................................................          21             14
                                                                                      ------------   ------------
Total assets..........................................................................    $ 32,772       $ 21,731
                                                                                      ============   ============
Liabilities and stockholders' equity
Accrued interest payable on subordinated debt.........................................    $    161       $      -
Other liabilities.....................................................................          21             19
                                                                                      ------------   ------------
Total liabilities.....................................................................         182             19
                                                                                      ------------   ------------
Subordinated debt.....................................................................       9,928              -
                                                                                      ------------   ------------
Stockholders' equity
   Common stock.......................................................................          30             30
   Additional paid-in capital.........................................................      25,152         25,132
   Retained earnings..................................................................      (2,520)        (3,450)
                                                                                      ------------   ------------
Total stockholders' equity............................................................      22,662         21,712
                                                                                      ------------   ------------
Total liabilities and stockholders' equity............................................    $ 32,772       $ 21,731
                                                                                      ============   ============


           Parent Company - Only Condensed Statements of Operations

                                                                                              Years ended
                                                                                             September 30,
                                                                                      ---------------------------
                                                                                          2002           2001
                                                                                      ------------   ------------
                                                                                        (dollars in thousands)

  Interest income.....................................................................     $    17         $   23
  Other income........................................................................
                                                                                      ------------   ------------
Total interest income.................................................................          17             23
                                                                                      ------------   ------------
  Interest expense....................................................................         341              -
                                                                                      ------------   ------------
  Total interest expense..............................................................         341              -
                                                                                      ------------   ------------
  Net interest income.................................................................        (323)            23
                                                                                      ------------   ------------
Non interest income
  Gain (loss) on sale of investment securities........................................           -            (98)
  Other operating income..............................................................          10              -
                                                                                      ------------   ------------
Total noninterest income..............................................................          10            (98)
                                                                                      ------------   ------------
Noninterest expense
  Other operating expense.............................................................         109            116
                                                                                      ------------   ------------
Total noninterest expense.............................................................         109            116
                                                                                      ------------   ------------
Loss before income from subsidiaries..................................................        (422)          (191)
                                                                                      ------------   ------------
Equity in income (loss) from subsidiaries.............................................       1,352           (331)
                                                                                      ------------   ------------
Net income (loss).....................................................................     $   930         $ (522)
                                                                                      ============   ============

                               GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Parent Company - Only Condensed Statements of Cash Flows

                                                                                                      Years ended
                                                                                                     September 30,
                                                                                              -------------------------
                                                                                                   2002           2001
                                                                                              ------------  -----------
                                                                                                     (in thousands)

Cash flows from operating activities:
Net income (loss)............................................................................       $ 930       $ (522)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   (Income) loss from subsidiaries...........................................................      (1,352)         331
   Increase in assets........................................................................          (6)           -
   Increase in other liabilities.............................................................         162           22
                                                                                              ------------ ------------
     Net cash used in operating activities...................................................        (266)        (169)
                                                                                              ------------ ------------
Cash flows from investing activities:
   Loan originations in excess of repayments.................................................        (125)          53
   Proceeds form sale of investment securities...............................................           -          363
   Proceeds from repayments of investment securities.........................................           -            -
   Investment in subsidiary..................................................................      (8,298)        (225)
                                                                                              ------------ ------------
     Net cash used in investing activities...................................................      (8,423)         191
                                                                                              ------------ ------------
Cash flows from financing activities:
   Issuance of common shares.................................................................           -            -
   Capital contributions.....................................................................          20            -
   Stock options exercised...................................................................       9,928            -
                                                                                              ------------ ------------
     Net cash provided by financing activities...............................................       9,948            -
                                                                                              ------------ ------------
Net increase in cash and cash equivalents....................................................       1,259           22
Cash and cash equivalents at beginning of period.............................................          68           46
                                                                                              ------------ ------------
Cash and cash equivalents at end of period...................................................     $ 1,327         $ 68
                                                                                              ============ ============

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


                                                                                                   Director     Term
             Name                 Age                Position(s) Held With the Company              Since      Expires
------------------------------- -------   ------------------------------------------------------- ---------- -----------
Carroll E. Amos                   55      Director, President and Chief Executive Officer            1997       2005
Charles W. Calomiris              44      Director, Chairman of the Board of Directors               2001       2005
Paul J. Cinquegrana               60      Director                                                   1997       2003
Jeffrey M. Gitelman               57      Director                                                   1997       2004
Jeffrey W. Ochsman                49      Director                                                   1999       2003
James B. Vito                     76      Director                                                   1998       2005

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth information regarding the executive officers of the company and the bank who are not also directors.


          Name            Age                           Position(s) Held With the Company and the Bank
------------------------ ------   ------------------------------------------------------------------------------------------
Edward C. Allen            54     Senior Vice President and Chief Operating Officer, of the Bank
Jeremiah D. Behan          53     Senior Vice President, Construction Lending, of the Bank
Justin R. Golden           52     Senior Vice President, Consumer Lending, of the Bank
Gary L. Hobert             53     Senior Vice President, Commercial Business Lending, of the Bank
Patsy J. Mays              56     Senior Vice President, Small Business Lending and Retail Banking, of the Bank
Robert W. Neff             55     Senior Vice President, Commercial Real Estate Lending, of the Bank
Laurel L. Mitchell         44     Corporate Secretary, of the Company and the Bank
David E. Ritter            52     Senior Vice President and Chief Financial Officer, of the Company and the Bank

         Each of the executive officers of the company and the bank holds his or her office until his or her successor is elected and qualified or until removed or replaced. Officers are subject to re-election by the board of directors annually.

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

         Paul J. Cinquegrana is a Principal of Washington Securities Corporation, a stock and bond brokerage firm.

         Jeffrey M. Gitelman, D.D.S., is an Oral Surgeon and the owner of Jeffrey M. Gitelman D.D.S., P.C.

         Jeffrey W. Ochsman, is a partner in the law firm of Friedlander, Misler, Friedlander, Sloan & Herz, PLLC, Washington, D.C.

         James B. Vito is Chairman of the Board of James Vito Inc., a plumbing and heating company. He is also managing general partner of James Properties, which is engaged in the sale and management of property.

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

         Gary L. Hobert joined the bank as Senior Vice President of the Commercial Business Lending Department in 2001. From 2000 until joining the bank, Mr. Hobert was the Senior Vice President of Adams National Bank. From 1998 until 2000 he served as Executive Vice President and Senior Loan Officer for Grandbank.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the company believes that all filing requirements applicable to its executive officers and directors were met during fiscal 2002 except that Director Vito was late in filing a Form 4 for purchases of convertible trust preferred securities in March, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the cash compensation paid by the company for services rendered in all capacities during the fiscal years ended September 30, 2002 and 2001, to the Chief Executive Officer, the only executive officer of the company who received salary and bonus in excess of $100,000 ("Named Executive Officers").


                                                                                           Long-Term Compensation(2)
                                                                           ------------------------------------------------------
                                            Annual Compensation(1)                   Awards             Payouts
                                 ----------------------------------------  --------------------------- --------------------------
                                                              Other
                                                              Annual       Restricted     Securities                All Other
Name and              Fiscal                               Compensation       Stock       Underlying      LTIP     Compensation
Principal Positions    Year         Salary        Bonus        (2)            Awards     Options/SARs    Payouts        (2)
------------------------------   ------------   --------- ---------------  -----------  -------------- --------------------------

Carroll E. Amos
  President and
  Chief Executive      2002        $162,950      $  -         --              --            65,000         --            --
  Officer              2001        $156,000      $  -         --              --            45,000         --            --

(1) Under Annual Compensation, the column titled "Bonus" consists of Board approved discretionary bonus.
(2) For 2002 and 2001, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock. For 2001, the bank had no restricted stock or stock related plans in existence.

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

         The Employment Agreement provides for a three-year term for Mr. Amos and provides that commencing on the first anniversary date and continuing each anniversary date thereafter the board of directors may extend the Employment

Agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the board of directors after conducting a performance evaluation of Mr. Amos. The Employment Agreement provides that Mr. Amos's base salary will be reviewed annually. The base salary provided for in the Employment Agreement for Mr. Amos for 1998 was $110,000. At the first anniversary date, Mr. Amos's base salary was increased to $144,000, and subsequent increases in his base salary brought his base salary to $165,400. In addition to the base salary, the Employment Agreement provides for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated executive personnel. The Employment Agreement also provides for an automobile allowance.

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

         Under the Employment Agreement, if involuntary termination or voluntary termination follows a change in control of the bank or the company, Mr. Amos or, in the event of his death, his beneficiary, would receive a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of stock-based incentives previously awarded to Mr. Amos; or (ii) three times the average of the three preceding taxable years' annual compensation. The bank would also continue Mr. Amos's life, health, and disability coverage for thirty-six months. In the event of a change in control of the bank, the total amount of payment due under the Employment Agreement, based solely on the base salary paid to Mr. Amos, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $496,200.

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

         The Stamm Agreement was for a one-year term with total compensation comprised of three elements, a base salary, a production bonus, and a net income bonus, based on the net income of the then mortgage banking division of the bank. In addition to the salary and bonus provisions, the Stamm Agreement provided for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated personnel. The Stamm Agreement, which also provides Mr. Stamm with the use of an automobile, was subsequently extended for additional terms.

         Effective October 1, 2002, the Stamm Agreement was extended for a two-year term. Under the extended agreement, Mr. Stamm's compensation continues to be comprised of three elements, a base salary for Mr. Stamm of $108,000, a production bonus of two basis points, payable monthly on each loan closed in a month and a net income bonus, with the net income amounting to 40% of the net income, as defined, of Greater Atlantic Mortgage. For the year ended September 30, 2002, Greater Atlantic Mortgage had net income before bonus of $2.9 million.

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

         Under the Stamm Agreement, if involuntary termination or voluntary termination follows a change in control of the bank, Mr. Stamm or, in the event of his death, his beneficiary, would be entitled to receive a severance payment generally equal to the greater of: (i) the payments due for the remaining term of the agreement, including the value of stock-based incentives previously awarded to Mr. Stamm; or (ii) three times the average of the base salary, excluding bonuses and all other forms of compensation paid or to be paid to Mr. Stamm during the three preceding years. During fiscal year 2001, using funds from a deferred compensation plan, Mr. Stamm reimbursed Greater Atlantic Mortgage $500,000 for a receivable arising from losses sustained by Greater Atlantic Mortgage. The bank would also continue Mr. Stamm's life, health, and disability coverage for thirty-six months. In the event of a change in control of the bank, the total amount of payment due under the Stamm Agreement , based solely on the base salary paid to Mr. Stamm, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $324,000.

DIRECTORS' COMPENSATION

         FEES. Since the formation of the company, the executive officers, directors and other personnel have been compensated for services by the bank and have not received additional remuneration from the company. Outside directors of the bank, including the Chairman of the Board, received $200 for each Board meeting and $100 for each committee meeting attended. Beginning October 1, 1998, outside directors of the bank received $500 for each Board meeting and $250 for each committee meeting attended. Beginning on that same date, the Chairman was made a salaried officer of the company and the bank and in those capacities received compensation at the rate of $3,000 per month. Beginning December 1, 1999, outside directors of the bank received $600 for each Board meeting and $300 for each committee meeting attended. Beginning January 1, 2002, outside directors of the bank received $700 for each Board meeting and $325 for each committee meeting attended.


STOCK OPTION AND WARRANT PLANS

         Under the Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan, which was ratified by shareholders in 1997, stock options are granted to employees at the discretion of a committee comprised of disinterested directors who administer the plan.




         The following table provides information with respect to options granted to the Chief Executive Officer in fiscal year 2002.

                                                           Percent of Total
                                                            Options / SARs
                            Number of Securities              Granted to
                            Underlying Options /             Employees in            Exercise or Base
        Name                  SARs Granted (#)               Fiscal Year              Price ($ / Sh)          Expiration Date
         (a)                         (b)                         (c)                       (d)                      (e)
---------------------    ---------------------------    ----------------------    ----------------------    --------------------
   Carroll E. Amos                 20,000                        100%                     $9.00                   1-1-2012

         The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding stock options held by the Chief Executive Officer as of September 30, 2002. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the price of the Common Stock as of the end of the fiscal year on September 30, 2002. At September 30, 2002, options for 65,000 shares of Common Stock were exercisable by Mr. Amos.


                                                                      Fiscal Year End Options / SAR Values
                                           ----------------------------------------------------------------------------------------
                             Shares
                            Acquired                                Number of Securities                 Value of Unexercised In-
                               on              Value               Underlying Unexercised                  the-Money Options at
                            Exercise         Realized          Options at Fiscal Year End (#)             Fiscal Year End ($) (1)
        Name                  (#)               ($)              Exercisable / Unexercisable            Exercisable / Unexercisable
---------------------    --------------    -------------    -------------------------------------    ------------------------------
   Carroll E. Amos             0                 0                       65,000 / 0                             $17,927 / 0

(1) Average market value of underlying securities during the fiscal year 2002 ($6.143 per share) minus the average exercise or base price of $7.05 per share.

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

         On December 31, 2001, the Board of Directors voted to increase the number of shares of common stock with respect to which options may be granted from 225,000 shares to 350,000 shares. On January 30, 2002, the Board of Directors of Greater Atlantic adopted the Greater Atlantic Financial Corp. 2002 Stock Option Plan for outside Directors. The plan provides for the grant of non-statutory stock options to non-employee directors of the company with a total of 100,000 shares of common stock authorized for issuance under the plan. These shares may come from either authorized but unissued shares or shares held in treasury. Both actions were approved by the stockholders at the annual meeting held on April 10, 2002.

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

         An individual generally will not recognize taxable income upon the grant of a non-statutory stock option or incentive stock option or upon the exercise of an incentive stock option, provided the individual does not dispose of the shares received through the exercise of the incentive stock option for at least one year after the date the individual receives the shares in connection with the option exercise and two years after the date of grant of the stock option (a "disqualifying disposition"). No compensation deduction will generally be available to the company as a result of the exercise of incentive stock options unless there has been a disqualifying disposition. In the case of a non-statutory stock option and in the case of a disqualifying disposition of shares received in connection with the exercise of an incentive stock option, an individual will recognize ordinary income upon exercise of the stock option (or upon the disqualifying disposition) in an amount equal to the amount by which the fair market value of the common stock exceeds the exercise price of the stock option. The amount of any ordinary income recognized by an optionee upon the exercise of a non-statutory stock option or due to a disqualifying disposition will be a deductible expense to the company for tax purposes. In the case of limited rights, the holder will recognize any amount paid to him or her upon exercise in the year in which the payment is made and the company will be entitled to a deduction for federal income tax purposes for the amount paid.

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

                                                                                Shares of
                                                                                  Common
                                                                                  Stock              Ownership
                                                                               Beneficially        as a Percent
Directors and Executive Officers                                                  Owned              of Class
-------------------------------------------------------------------------   ------------------    ---------------

Charles W. Calomiris (1)(2)..............................................        473,379              15.71%
Carroll E. Amos (3)......................................................         44,160               1.47
Paul J. Cinquegrana (2)..................................................         48,734               1.62
Jeffrey M. Gitelman (2)..................................................         84,913               2.82
James B. Vito (2)........................................................         64,942               2.15
Jeffrey W. Ochsman.......................................................            500               0.02
                                                                          --------------          ---------------
Directors and executive officers as a group..............................        716,628              23.79%
------------------------------------------------------------------------- ==============          ===============

Principal Shareholders (4)(5)
-------------------------------------------------------------------------
The Ochsman Children Trust...............................................        238,597               7.92%
Robert I. Schattner......................................................        427,396              14.19
-------------------------------------------------------------------------

(1)  Includes 19,204 shares held directly, 406,095 shares or 13.48% held by the estate of William Calomiris as to which Charles W. Calomiris is one of four personal representatives, 10,000 shares held by his spouse and
     38,080 shares held as custodian for minor children.
(2)  Excludes presently exercisable warrants to purchase 36,667, 3,334, 3,334, and 2,000 shares, respectively, granted to Messrs. William Calomiris, Gitleman, Cinquegrana, and Vito under the Greater Atlantic Financial
     Corp. 1997 Stock Option Plan.
(3)  Excludes presently exercisable options to purchase 65,000 shares.
(4)  Excludes presently exercisable shares of convertible trust preferred securities convertible into approximately
     211,500, 330,100, 69,500, 18,600, 17,400, 23,700, and 6,400 shares of common stock, respectively, purchased by the Estate of William Calomiris, Dr. Schattner, The Ochsman Children Trust, and Messrs. Cinquegana, Gitleman,
     Vito, and Amos.
(5)  The information is derived from the Schedule 13D filed by Dr. Schattner on December 10,2002 and Schedule 13D filed by The Ochsman Children Trust on April 9, 2002.

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

         The bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The bank's policy provides that all loans made by the bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate balance of loans to directors and executive officers is $691,000 and $540,000 at September 30, 2002 and 2001, respectively. Such loans were made by the bank in the ordinary course of business, with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Exhibits (filed herewith unless otherwise noted)

3.1      Certificate of Incorporation of Greater Atlantic Financial Corp. and amendment thereto*
3.2      Bylaws of Greater Atlantic Financial Corp.*
4.0      Specimen Stock Certificate of Greater Atlantic Financial Corp.*
10.1     Employment Agreement with Carroll E. Amos*
10.2     Employment Agreement of T. Mark Stamm with Greater Atlantic Mortgage Corporation*
10.3     Greater Atlantic Financial Corp. Deferred Compensation Plan*
10.4     Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan*
23.1     Consent of BDO Seidman, LLP
99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer

(b)      Reports on Form 8-K None.


* Incorporated by reference from the From SB-2 filed with the Securities and Exchange Commission on April 13, 1999, Registration No. 333-76169

ITEM 14.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures. The company maintains
         ------------------------------------------------
         controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the company concluded that the company's disclosure controls and procedures were adequate.

(b)      Changes in internal controls. The company made no significant changes
         ----------------------------
         in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GREATER ATLANTIC FINANCIAL CORP.

                             By: /s/ Carroll E. Amos
                                 ----------------------------------------------
                                 Carroll E. Amos
                                 Chief Executive Officer, President and Director

                                 Dated: November 25, 2002

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dated indicated.


Name                                           Title                                        Date
----                                           -----                                        ----
/s/ Charles W. Calomiris
------------------------
Charles W. Calomiris                           Chairman of the Board                        November 25, 2002

/s/ Carroll E. Amos
-------------------                            Chief Executive Officer,
Carroll E. Amos                                President and Director                       November 25, 2002

/s/ Paul J. Cinquegrana
-----------------------
Paul J. Cinquegrana                            Director                                     November 25, 2002

/s/ Jeffrey M. Gitelman
-----------------------
Jeffrey M. Gitelman                            Director                                     November 25, 2002

/s/ James B. Vito
-----------------
James B. Vito                                  Director                                     November 25, 2002

/s/ Jeffrey W. Ochsman
----------------------
Jeffrey W. Ochsman                             Director                                     November 25, 2002

/s/ David E. Ritter
-------------------                            Senior Vice President and
David E. Ritter                                Chief Financial Officer                      November 25, 2002

                                                        CERTIFICATIONS

     I, Carroll E. Amos, Chief Executive Officer of Greater Atlantic Financial Corp., certify that:

1. I have reviewed this annual report on Form 10-KSB of Greater Atlantic Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002                              /s/ Carroll E. Amos
                                                     -------------------
                                                     Carroll E. Amos
                                                     Chief Executive Officer

                                                        CERTIFICATIONS

               I, David E. Ritter, Chief Financial Officer of Greater Atlantic Financial Corp., certify that:

1. I have reviewed this annual report on Form 10-KSB of Greater Atlantic Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 10, 2002                            /s/ David E. Ritter
                                                    -------------------
                                                    David E. Ritter
                                                    Chief Financial Officer

                                                                Exhibit 23.1

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Greater Atlantic Financial Corp.

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (333-76169) & (333-92342) of our report dated October 30, 2002, relating to the consolidated financial statements of Greater Atlantic Financial Corp. appearing in the Company's Annual report on Form 10-KSB for the year ended September 30, 2002.




                                                       /s/BDO Seidman, LLP

Washington, D.C.
December 12, 2002

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




         In connection with the Annual Report of Greater Atlantic Financial Corp. (the "Company") on Form 10-KSB for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carroll E. Amos, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and fo the period covered by the Report.





                                                       /s/ Carroll E. Amos
                                                       -----------------------
                                                       Carroll E. Amos
                                                       Chief Executive Officer
                                                       December 10, 2002

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        In connection with the Annual Report of Greater Atlantic Financial Corp. (the "Company") on Form 10-KSB for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David E. Ritter, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.





                                                      /s/ David E. Ritter
                                                      ------------------------
                                                      David E. Ritter
                                                      Chief Financial Officer
                                                      December 10, 2002