Form 10QSB
period 2002-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2003-02-14
CIK 1082735

[PG NUMBER]

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO               .
                                        -------------    --------------

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                          54-1873112
           --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


10700 PARKRIDGE BOULEVARD, SUITE P50
     RESTON, VIRGINIA 20191                                 703-391-1300
------------------------------------                     -----------------
 (Address of Principal Executive Offices)         (Registrants Telephone Number,
            (Zip Code)                                 Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

         At February 7, 2003, there were 3,012,434 shares of the registrant's Common Stock, par value $0.01 per share outstanding



                        GREATER ATLANTIC FINANCIAL CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                 PAGE NO.
------------------------------                                                                                 --------

Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      December 31, 2002 (unaudited) and September 30, 2002 (audited)...............................................3

      Consolidated Statements of Operations (unaudited)
      Three months ended December 31, 2002 and December 31, 2001...................................................4

      Consolidated Statements of Comprehensive Income (unaudited)
      Three months ended December 31, 2002 and December 31, 2001 ..................................................5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      Three months ended December 31, 2002 and December 31, 2001...................................................5

      Consolidated Statements of Cash Flows (unaudited)
      Three months ended December 31, 2002 and December 31, 2001...................................................6

      Notes to Consolidated Financial Statements...................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................................21

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K..........................................................................23


SIGNATURES.........................................................................................................24

CERTIFICATIONS.....................................................................................................25




                                          GREATER ATLANTIC FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                           December 31,         September 30,
                                                                               2002                  2002
                                                                          ---------------       --------------
                                                                           (Unaudited)
                                                                                 (dollars in thousands)

Assets
 Cash and cash equivalents                                                   $  2,771           $  3,066
 Interest bearing deposits                                                      2,650              6,292
 Investment securities
    Available-for-sale                                                        180,337            191,673
    Held-to-maturity                                                           16,571             17,686
 Loans held for sale                                                           26,687             14,553
 Loans receivable, net                                                        261,164            248,081
 Accrued interest and dividends receivable                                      2,783              2,859
 Deferred income taxes                                                          1,520              1,520
 Federal Home Loan Bank stock, at cost                                          4,915              5,490
 Premises and equipment, net                                                    7,739              7,790
 Goodwill                                                                       1,284              1,284
 Prepaid expenses and other assets                                              2,337              2,384
                                                                          ---------------       ---------------
                   Total assets                                              $510,758           $502,678
                                                                          ===============       ===============
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $301,561           $281,877
Advance payments from borrowers for taxes and insurance                           179                280
Accrued expenses and other liabilities                                          3,682              3,261
Advances from the FHLB and other borrowings                                   175,140            187,511
                                                                          ---------------       ---------------
Total liabilities                                                             480,562            472,929
                                                                          ---------------       ---------------
Commitments and contingencies
                                                                          ---------------       ---------------
Guaranteed convertible preferred securities of subsidiary trust                 9,346              9,346
                                                                          ---------------       ---------------
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,012,434 shares outstanding                             30               30
   Additional paid-in capital                                                  25,152             25,152
   Accumulated deficit                                                         (1,816)            (2,520)
   Accumulated other comprehensive loss                                        (2,516)            (2,259)
                                                                          ---------------       ---------------
 Total stockholders' equity                                                     20,850             20,403
                                                                          ---------------       ---------------
 Total liabilities and stockholders' equity                                   $510,758            $502,678
                                                                          ===============       ===============



                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended
                                                                    December 31,
                                                         -----------------------------------
                                                              2002                2001
                                                         ----------------     --------------

Interest income
  Loans                                                         $3,889         $ 3,328
  Investments                                                    1,904           2,051
                                                         ----------------     --------------
Total interest income                                            5,793           5,379
                                                         ----------------     --------------
Interest expense
  Deposits                                                       1,900           2,429
  Borrowed money                                                 1,625           1,021
                                                         ----------------     --------------
Total interest expense                                           3,525           3,450
                                                         ----------------     --------------
Net interest income                                              2,268           1,929
Provision for loan losses                                          647             150
                                                         ----------------     --------------
Net interest income after provision for loan losses              1,621           1,779
                                                         ----------------     --------------
Noninterest income
  Fees and service charges                                         431             251
  Gain on sale of loans                                          4,110           1,921
  Gain on sale of investment securities                              -              58
  Other operating income                                             4               2
                                                         ----------------     --------------
Total noninterest income                                         4,545           2,232
                                                         ----------------     --------------
Noninterest expense
  Compensation and employee benefits                             3,225           1,847
  Occupancy                                                        475             444
  Professional services                                            226             168
  Advertising                                                      183             208
  Deposit insurance premium                                         11              11
  Furniture, fixtures and equipment                                268             201
  Data processing                                                  315             251
  Other operating expenses                                         759             604
                                                         ----------------     --------------
Total noninterest expense                                        5,462           3,734
                                                          ---------------     --------------
Income before income tax provision                                 704             277
                                                          ---------------     --------------
Income tax provision                                                 -               6
                                                          ---------------     --------------
Net income                                                       $ 704           $ 271
                                                          ===============     ==============

Earnings per common share
  Basic                                                         $ 0.23           $ 0.09
  Diluted                                                       $ 0.18           $ 0.09
Weighted average common shares outstanding
  Basic                                                      3,012,434        3,007,434
  Diluted                                                    4,408,117        3,027,283





                        GREATER ATLANTIC FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------
Three months ended December 31,                                   2002              2001
-----------------------------------------------------------------------------------------
                                                                      (in thousands)
                                                              ---------------------------
Net earnings                                                     $ 704            $ 271
-----------------------------------------------------------------------------------------

Other comprehensive (loss) income, net of tax
   Unrealized (loss) gain on securities                           (163)              16
   Unrealized loss on hedges                                       (94)               -
-----------------------------------------------------------------------------------------
Other comprehensive (loss) income                                 (257)              16
-----------------------------------------------------------------------------------------
Comprehensive income                                             $ 447             $287
=========================================================================================





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
                                         Stock        Stock      Capital      (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance at September 30, 2001                $-      $ 30      $ 25,132      $ (3,450)        $   (532)         $ 21,180

Other comprehensive income                    -        -           -             -                  16                16

Net earnings for the period                   -        -           -              271              -                 271
------------------------------------------------------------------------------------------------------------------------------
Balance at December, 2001                    $-      $ 30      $ 25,132      $ (3,179)        $   (516)         $ 21,467
==============================================================================================================================
Balance at September 30, 2002                $-      $ 30      $ 25,152      $ (2,520)        $ (2,259)         $ 20,403

Other comprehensive loss                      -        -           -             -                (257)             (257)

Net earnings for the period                   -        -           -              704                                704
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                 $-      $ 30      $ 25,152      $ (1,816)        $ (2,516)         $ 20,850
==============================================================================================================================




                                 GREATER ATLANTIC FINANCIAL CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
Three months ended December 31,                                                   2002            2001
--------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flow from operating activities

Net income                                                                      $    704       $    271
Adjustments to reconcile net income to net cash
provided by operating activities
  Provision for loan loss                                                            647            150
  Amortization of deposit acquisition adjustment                                      23             23
  Amortization of loan acquisition adjustment                                         (7)            (6)
  Depreciation and amortization                                                      217            168
  Proceeds from sale of trading securities                                            -           1,130
  Proceeds from repayments of trading securities                                      -             183
  Amortization of trading security premiums                                           -               8
  Net gain on trading securities                                                      -              (9)
  Realized (gain) loss on sale of mortgaged-backed securities                         -             (49)
  Amortization of investment security premiums                                       535            354
  Amortization of mortgage-backed securities premiums                                144            152
  Amortization of deferred fees                                                      (78)           (86)
  Discount accretion net of premium amortization                                     163             76
  Gain on sale of loans held for sale                                             (4,110)        (1,921)
(Increase) decrease in assets
  Disbursements for origination of loans                                        (185,142)      (106,963)
  Proceeds from sales of loans                                                   177,143         93,803
  Accrued interest and dividend receivable                                            76             98
  Prepaid expenses and other assets                                                  (42)           230
  Deferred loan fees collected, net of deferred costs incurred                        30           (213)
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                             413            (15)
  Income taxes payable                                                                -               4
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               (9,284)       (12,612)
--------------------------------------------------------------------------------------------------------------



                                   GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

-------------------------------------------------------------------------------------------------------------
Three months ended December31,                                                   2002              2001
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)

 Cash flow from investing activities
  Net increase in loans                                                      $(13,862)        $ (24,123)
  Purchases of premises and equipment                                            (167)             (629)
  Purchases of investment securities                                           (4,711)           (7,056)
  Proceeds from repayments of investment securities                            10,745             5,659
  Proceeds from sale of mortgage-backed securities                                -               3,935
  Proceeds from repayments of mortgage-backed securities                        5,577             4,907
  Purchases of FHLB stock                                                      (1,305)           (1,425)
  Proceeds from sale of FHLB stock                                              1,880               -
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (1,843)          (18,732)
-------------------------------------------------------------------------------------------------------------
Cash flow from  financing activities
  Net increase in deposits                                                     19,661            18,220
  Net advances from FHLB                                                         (700)           25,700
  Net borrowings on reverse repurchase agreements                             (11,671)          (10,883)
  Increase in advance payments by borrowers for taxes and insurance              (100)               66
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       7,190            33,103
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                               (3,937)            1,759
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                               9,358             3,418
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                  $  5,421         $   5,177
=============================================================================================================


                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Information as of December 31, 2002 and for the
                      Three Months then Ended is Uunaudited

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2003 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. The company at or during the three months ended December 31, 2002 and 2001 identified impaired loans. An analysis of the change in the allowance for loan losses follows:

------------------------------------------------------------------------------------------
      At or for the Three Months Ended December 31,           2002             2001
------------------------------------------------------------------------------------------
                                                              (dollars in thousands)

Balance at beginning of period                              $1,699           $   810

Provisions                                                     647               150

Total charge-offs                                             (625)               (9)

Total recoveries                                                11                 4
------------------------------------------------------------------------------------------
Net charge-offs                                               (614)               (5)
------------------------------------------------------------------------------------------
Balance at end of period                                    $1,732           $   955
==========================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period             0.21%             0.00%
==========================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                    81.74%           295.67%
==========================================================================================

Allowance for loan losses to total loans                      0.63%             0.49%
==========================================================================================


(3) REGULATORY MATTERS

         The bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The bank is currently classified as a Tier 1 institution for these purposes. The capital distribution regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank did not pay any dividends during the year ended September 30, 2002 or the period ended December 31, 2002.

                        GREATER ATLANTIC FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL
             STATEMENTS - (CONTINUED) INFORMATION AS OF DECEMBER 31,
              2002 AND FOR THE THREE MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At December 31, 2002 the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:

---------------------------------------------------------------------------------------------------------------
                                               Required    Required       Actual      Actual
            At December 31, 2002               Balance      Percent      Balance      Percent      Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                       $25,494       5.00%       $30,601       6.00%       $ 5,107
Tier 1 Risk-based                              $13,829       6.00%       $30,601      13.28%       $16,772
Total Risk-based                               $23,049      10.00%       $32,342      14.03%       $ 9,293
===============================================================================================================


(4) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended December 31, 2002 and 2001.

                                                                         For the three Months Ended
                                                                                  December 31,
                                                                    ---------------------------------------
      (dollars in thousands except per share amounts)                    2002                     2001
      -----------------------------------------------               --------------          ---------------

Net earnings                                                         $      704                 $    271

Effect of conversion of preferred securities                                100                       -

Diluted earnings per share                                                  804                      271

Weighted average common shares outstanding                            3,012,434                3,007,434

Effect of conversion of preferred securities                          1,371,429                       -

Common stock equivalents due to dilutive effect of
stock options                                                            24,254                   19,849

Total weighted average common shares and common

share equivalents outstanding                                         4,408,117                3,027,283

Basic earnings (loss) per common share                                    $0.23                    $0.09

Diluted earnings (loss) per common share                                  $0.18                    $0.09


                        GREATER ATLANTIC FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL
             STATEMENTS - (CONTINUED) INFORMATION AS OF DECEMBER 31,
              2002 AND FOR THE THREE MONTHS THEN ENDED IS UNAUDITED

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
For the Three Months Ended December 31,         Banking   Banking        Segments    Eliminations      Earnings
--------------------------------------------------------------------------------------------------------------------

Net interest income: (1)
2002                                           $  1,401     $   220      $  1,621      $   -          $   1,621
2001                                              1,662         117         1,779          -              1,779

Noninterest income:
2002                                           $    269     $ 4,290      $  4,559      $  (14)        $   4,545
2001                                                254       1,997         2,251         (19)            2,232

Noninterest expense:
2002                                           $  2,343     $ 3,133      $  5,476      $   14         $   5,462
2001                                              2,206       1,547         3,753          19             3,734

Net income:
2002                                           $   (673)    $ 1,377      $    704      $   -          $     704
2001                                               (297)        568           271          -                271
Segment assets:
2002                                           $507,869     $28,488      $536,357      $ (25,599)     $ 510,758
2001                                            400,190      32,314       432,504        (28,497)       404,007

(1) Segment net interest income reflects income after provisions for loan losses.

                                                         10

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                INFORMATION AS OF DECEMBER 31, 2002 AND FOR THE
                      THREE MONTHS THEN ENDED IS UNAUDITED

(7) RECENT ACCOUNTING STANDARDS

         Effective October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions," which amends both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." It also requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets."

         Specifically, the requirement in paragraph 5 of SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable intangible asset no longer applies to business combinations within the scope of SFAS No. 72. In addition, this Statement amends SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets, " to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Greater Atlantic believes that adoption of this Statement will have no impact on its financial position or results of operations.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires disclosure to be included in annual and interim reports and disclosure of the effect of the method used. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. The company plans to continue using intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on the company's financial condition or results of operations. The company will adopt the new standard related to disclosure in the interim period beginning January 1, 2003.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                         NOTES TO CONSOLIDATED FINANCIAL
             STATEMENTS - (CONTINUED) INFORMATION AS OF DECEMBER 31,
              2002 AND FOR THE THREE MONTHS THEN ENDED IS UNAUDITED

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

(9) INTEREST RATE EXCHANGE AGREEMENTS

         In fiscal 2002, the bank began to utilize derivative financial instruments to hedge its interest rate risk. The bank does not hold or issue derivative financial instruments for trading purposes. Beginning in 2002, the bank adopted statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The bank bases the estimated fair values of these agreements on the cost of interest-rate exchange agreements with similar terms at available market prices, excluding accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgements regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgements often have a material effect on the fair value estimates. Since those estimates are made as of a specific time, they are susceptible to material near term changes.

         The bank entered into various interest-rate swaps that total $50 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 3.95% - 4.53%, and expires between 2 and 3 years. The bank also entered into various interest rate caps that total $24 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives as cash flow hedges, under the guidelines of SFAS 133, whereby the fair value of these contracts are reflected in other assets with the offset recorded as accumulated other comprehensive income. At December 31, 2002, the fair value of those contracts was a loss of $2.5 million.

         The following table categorizes interest-rate exchange agreements by the Bank as of December 31, 2002.

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
------------------------------------------------------------------------------------------------------------
                                                                             (dollars in thousands)
              Interest rate swaps:
    Bank pays fixed, receives variable       $ 50,000     $ 108         $ -          $ 2,340       $ 2,340
Interest rate caps:
   Interest rate caps purchased                24,000        14          35              214           179
-------------------------------------------------------------------------------------------------------------
Total                                        $ 74,000     $ 122         $ 35         $ 2,554       $ 2,519
=============================================================================================================

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

         At December 31, 2002 the company's total assets were $510.8 million, compared to the $502.7 million held at September 30, 2002, representing an increase of 1.61%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at December 31, 2002 were $261.2 million, an increase of $13.1 million or 5.28% from the $248.1 million held at September 30, 2002. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At December 31, 2002 investment securities were $196.9 million, a decrease of $12.5 million or 5.97% from the $209.4 million held at September 30, 2002. Deposits at December 31, 2002 were $301.6 million, an increase of $19.7 million, which resulted primarily from increases in transaction accounts of $10.6 million with the balance of the increase coming from certificates of deposit. With the current interest rate environment and marketing efforts by the bank, we anticipate this trend will continue.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

         The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent liabilities. Management continually evaluates its estimates and judgments including those related to the allowance for loan losses and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The company believes that, of its significant accounting policies, the most critical accounting policies we apply are those related to the valuation of the loan portfolio.

         A variety of factors impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs. The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001

         NET INCOME. For the three months ended December 31, 2002, the company had net earnings of $704,000 or $0.18 per diluted share compared to earnings of $271,000 or $0.09 per diluted share for the three months ended December 31, 2001. The $433,000 improvement in earnings over the comparable period one-year ago resulted from increases of $339,000 and $2.3 million in net interest income and noninterest income, respectively. Those increases exceeded a $497,000 increase in the provision for loan losses and a $1.7 million increase in noninterest expense. The increased provision was due primarily to an increase of $410,000 related to an impaired commercial business loan coupled with management's estimate of other credit losses inherent in the loan portfolio as of December 31, 2002.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
---------------------------------------------------------------------------------------------------------------------

Three Months Ended December 31,                         2002            2001           Amount              %
---------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Interest income:
   Loans                                               $ 3,889         $ 3,328          $ 561            16.86%
   Investments                                           1,904           2,051           (147)           (7.17)
---------------------------------------------------------------------------------------------------------------------
Total                                                    5,793           5,379            414             7.70
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                              1,900           2,429           (529)          (21.78)
   Borrowings                                            1,625           1,021            604            59.16
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,525           3,450             75             2.17
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 2,268         $ 1,929          $ 339            17.57%
=====================================================================================================================


  Our growth in net interest income for the three months ended December 31, 2002 was due primarily to an increase in average interest-earning assets. While average interest-earning assets increased $127.0 million or 33.47% over the comparable period one-year ago, the increase was partially offset by a 24 basis point decrease in net interest margin (net interest income divided by average interest-earning assets). The majority of the increase in interest-earning assets was funded by interest-bearing sources, as average interest-bearing liabilities for the quarter increased $109.9 over 2001.

  INTEREST INCOME. Interest income for the three months ended December 31, 2002 increased $414,000 compared to the three months ended December 31, 2001, primarily as a result of an increase in the average outstanding balances of loans, and investment securities. That increase was partially offset by a decrease of 110 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $75,000 increase in interest expense for the three months ended December 31, 2002 compared to the 2001 period was principally the result of a $109.9 million increase in average deposits and borrowed funds. That increase was partially offset by a 86 basis point decrease in the cost of funds on average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 153 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset in part by an increase of $50.7 million, or 22.19%, in certificates, savings and NOW and money market accounts from $228.7 million for the three months ended December 31, 2001 to $279.4 million for the three months ended December 31, 2002.

  The increase in interest expense on borrowings for the three months ended December 31, 2002 compared to the 2001 period was principally the result of a $59.1 million increase in average borrowed funds, coupled with a 27 basis point increase in the cost of borrowed funds. Components accountable for the increase of $75,000 in interest expense were a $1.0 million increase in average volume offset by a $933,000 decrease in average cost. The decrease in rates were primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits. The decrease in rates resulted from the Federal Reserve lowering its benchmark interest rate (overnight bank lending rate) twelve times since January 3, 2001 by a total of 5.25% to a low of 1.25%.

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

                                                         For the Three Months Ended December 31,
                                     --------------------------------------------------------------------------------
                                                      2002                                    2001
                                     --------------------------------------- ----------------------------------------
                                                     Interest                                Interest       Average
                                        Average      Income/     Average        Average       Income/       Yield/
                                        Balance      Expense    Yield/Rate      Balance       Expense        Rate
                                     --------------------------------------------------------------------------------
Assets:                                                          (dollars in thousands)
                                     --------------------------------------------------------------------------------
Interest-earning assets:
   Real estate loans                  $ 201,562     $ 2,818       5.59%      $ 153,624     $ 2,527       6.58%
   Consumer loans                        60,888         661       4.34          40,335         533        5.29
   Commercial business loans             32,354         410       5.07          14,474         268        7.41
                                     ------------   ----------  ----------  -----------  -----------  -----------
      Total loans                       294,804       3,889       5.28         208,433       3,328        6.39

Investment securities                   162,120       1,351       3.33         136,637       1,581        4.63
Mortgage-backed securities               49,724         553       4.45          34,540         470        5.44
                                     ------------   ----------  ----------  -----------  -----------   ----------

      Total interest-earning assets     506,648       5,793       4.57         379,610       5,379        5.67
                                                    ----------  ----------               -----------   ----------

Non-earning assets                       16,548                                14,566
                                     ------------                          -----------
  Total assets                        $ 523,196                             $ 394,176
                                     ============                          ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                  $    8,349          33       1.58      $   4,835           31        2.56
   Now and money market accounts         74,886         323       1.73         73,496          518        2.82
   Certificates of deposit              196,184       1,544       3.15        150,353        1,880        5.00
                                     ------------   ----------  ----------  -------      -----------   ----------
      Total deposits                    279,419       1,900       2.72        228,684        2,429        4.25

   FHLB advances                         99,919         695       2.78         88,087          780        3.54
   Other borrowings                      85,607         930       4.35         38,301          241        2.52
                                     ------------   ----------  ----------  ---------    -----------   ----------
  Total interest-bearing
    liabilities                         464,945       3,525       3.03        355,072        3,450        3.89
                                                    ----------  ----------               -----------   ----------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      24,416                               15,898
Other liabilities                        13,280                                1,995
                                     --------------                        ---------
  Total liabilities                     502,641                              372,965
stockholders' equity                     20,555                               21,211
                                     ==============                        =========
  Total liabilities and
    stockholders' equity              $ 523,196                            $ 394,176
                                     ==============                        =========
Net interest income                                 $ 2,268                                 $ 1,929
                                                    ==========                           ============
Interest rate spread                                             1.54%                                    1.78%
                                                                =========                             ============
Net interest margin                                              1.79%                                    2.03%
                                                                =========                             ============


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

                                                        THREE MONTHS ENDED
                                                  DECEMBER 31, 2002 COMPARED TO
                                                        DECEMBER 31, 2001
                                         -----------------------------------------------
                                                       CHANGE ATTRIBUTABLE TO
                                         -----------------------------------------------
                                               VOLUME          RATE           TOTAL
                                         -----------------------------------------------
                                                          (IN THOUSANDS)


Real estate loans                               $ 788       $   (497)         $ 291
Consumer loans                                    272           (144)           128
Commercial business loans                         331           (189)           142
                                          ----------------  --------------  --------------
      Total loans                               1,391           (830)           561
Investments                                       295           (525)          (230)
Mortgage-backed securities                        207           (124)            83
                                          ----------------  --------------  --------------
Total interest-earning assets                 $ 1,893       $ (1,479)         $ 414
                                          ================  ==============  ==============

Savings accounts                                $  22       $     20              2
Now and money market accounts                      10           (205)          (195)
Certificates of deposit                           573           (909)          (336)
                                          ----------------  --------------  --------------
  Total deposits                                  605         (1,134)          (529)
FHLB advances                                     105           (190)           (85)
Other borrowings                                  298            391            689
                                          ----------------  --------------  --------------
Total interest-bearing liabilities              1,008           (933)            75
                                          ================  ==============  ==============
Change in net interest income                   $ 885       $   (546)         $ 339
                                          ================  ==============  ==============


  PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups based on loan type. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard or doubtful, based on the performance of the loans. Those classified loans are then individually evaluated for impairment. Since the historical three-year loss experience for the bank is new, those loans that are not classified are not individually evaluated. Those loans are then segmented by type and assigned a reserve percentage that reflects the industry loss experience. The loans individually evaluated for impairment are measured by either the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations.

         Non-performing assets were $2.1 million or 0.41% of total assets at December 31, 2002, compared to $323,000 at December 31, 2001 with $1.5 million classified as substandard and $606,000 classified as doubtful. While non-performing assets increased $1.8 million from the comparable period one year ago, the provision for loan losses was also increased $497,000. The increased provision was due primarily to an increase of $410,000 on an impaired commercial business loan. When the borrower was put into bankruptcy on November 1, 2002, liquidation of the borrower's assets by the bankruptcy trustee, coupled with the sale of some of the bank's collateral at less than anticipated value, prompted management to prepare a discounted cash flow analysis based on the current observable market value of the bank's collateral. From that, we determined to increase our loan loss provision during the quarter. The bank also charged-off $622,000 of the loan, that was unsecured reducing its balance to $1.2 million. Against that balance we have an allowance for loss of approximately $644,000, which management believes is adequate based on current available information.

  NONINTEREST INCOME. Noninterest income increased $2.3 million during the three months ended December 31, 2002, over the comparable period one year ago. That increase was primarily the result of an increase in gain on sale of loans coupled with increases of $107,000 and $73,000 in service fees on loans and on deposits, respectively. Those increases were offset by a decrease in gain on sale of investment securities of $58,000 from the comparable period one year ago. The level of gain on sale of loans during the three months ended December 31, 2002 resulted from the company taking advantage of an increase in loan origination volumes and sales, and from margins being greater than when compared to the year-ago period. The following table presents a comparison of the components of noninterest income.

                                                                                             Difference
-------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                        2002          2001           Amount             %
-------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Noninterest income:
   Gain on sale of loans                             $ 4,110        $ 1,921         $ 2,189           113.95%
   Service fees on loans                                 237            130             107            82.31
   Service fees on deposits                              194            121              73            60.33
   Gain (loss) on sale of investment securities            -             58             (58)         (100.00)
   Other operating income                                  4              2               2           100.00
-------------------------------------------------------------------------------------------------------------------
      Total noninterest income                       $ 4,545        $ 2,232         $ 2,313           103.63%
=================================================================================---===============================


      NONINTEREST EXPENSE. Noninterest expense increased $1.7 million from $3.7 million for the three months ended December 31, 2001 to $5.4 million for the comparable period in the current year. The increase was primarily attributable to a $1.6 million increase in the mortgage company's non-interest expense from the comparable period one year ago, as a result of increased loan origination and sales. The increase in the bank's noninterest expense was a modest $136,000 distributed over various noninterest categories. The increase at the mortgage company level was primarily in compensation, professional services, occupancy, data processing and other operating expense of $1.4 million, $42,000, $19,000, $16,000 and $125,000, respectively. The following table presents a comparison of the components of noninterest expense.


                                                                                                     Difference
--------------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                                  2002        2001          Amount             %
--------------------------------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                          $ 3,225     $ 1,847        $ 1,378           74.61%
   Occupancy                                                       475         444             31            6.98
   Professional services                                           226         168             58           34.52
   Advertising                                                     183         208            (25)         (12.02)
   Deposit insurance premium                                        11          11              -               -
   Furniture, fixtures and equipment                               268         201             67           33.33
   Data processing                                                 315         251             64           25.50
   Other operating expense                                         759         604            155           25.66
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                      $ 5,462     $ 3,734        $ 1,728           46.28%
==========================================================================================================================


         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Based on recent tax legislation, the company expects to offset all taxable income in fiscal 2003 with existing net operating losses carried forward from prior years. The company believes that it will continue to generate taxable income, for the foreseeable future, which will assure the use of existing net operating losses.



Contractual Commitments and Obligations

   -----------------------------------------------------------------------------------------------------------------
                                                         Less Than     Two - Three     Four - Five     After Five
                                           Total         One Year         Years           Years          Years
   -----------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
   FHLB Advances (1)                     $  95,800      $  65,800       $              $  -           $ 30,000
   Reverse repurchase agreements            79,340         79,340          -              -               -
   Operating leases                         10,329          1,381         2,624          2,214           4,110
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                $ 185,469      $ 146,521       $ 2,624        $ 2,214        $ 34,110
   =================================================================---=============================================

   (1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.



Other Commercial Commitments

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than One    Two - Three    Four - Five     After Five
                                           Total            Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
   Certificate of deposit maturities(1)  $ 198,087       $ 130,710      $ 52,052       $ 14,807         $ 518
   Loan originations                        71,708          71,708         -              -               -
   Unfunded lines of credit                 84,034          84,034         -              -               -
   Standby letters of credit                   385             385         -              -               -
   -----------------------------------------------------------------------------------------------------------------
        Total                            $ 354,214       $ 286,837      $ 52,052       $ 14,807         $ 518
   =================================================================================================================

   (1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.



         LIQUIDITY AND CAPITAL RESOURCES. The bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The bank has continued to maintain the levels of liquid assets as previously required by OTS regulations. The bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances and reverse repurchase agreements in periods when the bank's demands for liquidity exceed funding from deposit inflows.

    The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $185.8 million or 36.37% of total assets.

    The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the three months ended December 31, 2002, the bank's loan purchases and originations totaled $52.6 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $4.7 million for the three months ended December 31, 2002.

    The bank has other sources of liquidity if a need for additional funds arises. At December 31, 2002, the bank had $95.8 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $108.6 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

    At December 31, 2002, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $156.1 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December
31, 2002, totaled $115.6 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the repricing period. At December 31, 2002, we held an aggregate notional value of $74 million of caps and pay-fixed interest rate swaps. None of the interest rate caps had strike rates that were in effect at December 31, 2002, as current LIBOR rates were below the strike rates.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, noninterest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of noninterest income through depositor and other retail banking fees.

Item 4.  Controls and Procedures.

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

     (b) Changes in internal controls. The Company made no significant changes
         -----------------------------
         in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         98.1 Certification of Chief Executive Officer Carroll E. Amos pursuant to 18 U.S.C. Section 1350
         98.2 Certification of Chief Financial Officer David E. Ritter pursuant to 18 U.S.C. Section 1350.

         (b) Reports on Form 8-K - None

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


                        GREATER ATLANTIC FINANCIAL CORP.
                        --------------------------------
                                (Registrant)


                        By: /s/ Carroll E. Amos
                           -------------------------------------
                           Carroll E. Amos
                           President and Chief Executive Officer



                        By: /s/ David E. Ritter
                            -----------------------
                            David E. Ritter
                            Senior Vice President and Chief Financial Officer


                             Date:  February 13, 2003

                                 CERTIFICATIONS

         I, Carroll E. Amos, Chief Executive Officer of Greater Atlantic Financial Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Greater Atlantic Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                By:  /s/ Carroll E. Amos
                                     -----------------------------------------
                                     Carroll E. Amos
                                     President and Chief Executive Officer

                                     Date:  February 13, 2003

                                 CERTIFICATIONS

         I, David E. Ritter, Chief Financial Officer of Greater Atlantic Financial Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Greater Atlantic Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   By:  /s/ David E. Ritter
                                        -----------------------------------
                                        David E. Ritter
                                        Senior Vice President and Chief
                                         Financial Officer

                                        Date:  February 13, 2003