Form 10QSB
period 2003-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2003-05-13
CIK 1082735

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                              54-1873112
         --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

10700 PARKRIDGE BOULEVARD, SUITE P50
       RESTON, VIRGINIA 20191                                  703-391-1300
       ----------------------                            (Registrant's Telephone
(Address of Principal Executive Offices)                     Number, including
----------------------------------------                  --------------------
            (Zip Code)                                           Area Code

           Securities registered pursuant to Section 12(b) of the Act:

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     At May 7, 2003, there were 3,012,434 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding



                                               GREATER ATLANTIC FINANCIAL CORP.
                                               QUARTERLY REPORT ON FORM 10-QSB
                                            FOR THE QUARTER ENDED MARCH 31, 2003

                                                    TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------

Item 1. Financial Statements


      Consolidated Statements of Financial Condition
      March 31, 2003 (unaudited) and September 30, 2002 (audited).......................................................3

      Consolidated Statements of Operations (unaudited)
      Three and six months ended March 31, 2003 and March 31, 2002......................................................4

      Consolidated Statements of Comprehensive Income (unaudited)
      Three and six months ended March 31, 2003 and March 31, 2002 .....................................................5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      Six months ended March 31, 2003 and March 31, 2002................................................................5

      Consolidated Statements of Cash Flows (unaudited)
      Six months ended March 31, 2003 and March 31, 2002................................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................14
Item 3.  Controls and Procedures.......................................................................................26
Item 4.  Quantitative and Qualitative Disclosures about Market Risk....................................................27

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K..............................................................................27


SIGNATURES.............................................................................................................28

CERTIFICATIONS.........................................................................................................29



                                               GREATER ATLANTIC FINANCIAL CORP.
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               March 31,          September 30,
                                                                                 2003                 2002
                                                                           ---------------       ---------------

                                                                              (Unaudited)
                                                                                 (dollars in thousands)

 Assets
 Cash and cash equivalents                                                     $ 3,001              $ 3,066
 Interest bearing deposits                                                       3,140                6,292
 Investment securities
    Available-for-sale                                                         182,868              191,673
    Held-to-maturity                                                            14,907               17,686
 Loans held for sale                                                            10,899               14,553
 Loans receivable, net                                                         255,554              248,081
 Accrued interest and dividends receivable                                       2,452                2,859
 Deferred income taxes                                                           1,520                1,520
 Federal Home Loan Bank stock, at cost                                           5,018                5,490
 Other real estate owned                                                           128                    -
 Premises and equipment, net                                                     7,667                7,790
 Goodwill                                                                        1,284                1,284
 Prepaid expenses and other assets                                               2,167                2,384
                                                                          ----------------      ---------------
                   Total assets                                               $490,605             $502,678
                                                                          ===============       ===============
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $287,197              $281,877
Advance payments from borrowers for taxes and insurance                           324                   280
Accrued expenses and other liabilities                                          3,452                 3,261
Advances from the FHLB and other borrowings                                   169,382               187,511
                                                                          ---------------       ---------------
Total liabilities                                                             460,355               472,929
                                                                          ---------------       ---------------
Commitments and contingencies
                                                                          ---------------       ---------------
Guaranteed convertible preferred securities of subsidiary trust                 9,346                 9,346
                                                                          ---------------       ---------------
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,012,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,152                25,152
   Accumulated deficit                                                         (1,604)               (2,520)
   Accumulated other comprehensive loss                                        (2,674)               (2,259)
                                                                          ---------------       ---------------
Total stockholders' equity                                                     20,904                20,403
                                                                          ---------------       ---------------
Total liabilities and stockholders' equity                                   $490,605              $502,678
                                                                          ===============       ===============




                                           GREATER ATLANTIC FINANCIAL CORP.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                                 March 31,                      March 31,
                                                      ------------------------------  ----------------------------
                                                          2003             2002           2003           2002
                                                      -------------    -------------  -------------   ------------

Interest income
  Loans                                                   $3,511           $3,361         $7,400         $6,689
  Investments                                              1,642            1,643          3,546          3,693
                                                      -------------    -------------  -------------   ------------
Total interest income                                      5,153            5,004         10,946         10,382
                                                      -------------    -------------  -------------   ------------
Interest expense
  Deposits                                                 1,683            2,059          3,583          4,488
  Borrowed money                                           1,516              949          3,141          1,969
                                                      -------------    -------------  -------------   ------------
Total interest expense                                     3,199            3,008          6,724          6,457
                                                      -------------    -------------  -------------   ------------
Net interest income                                        1,954            1,996          4,222          3,925
Provision for loan losses                                     66              280            713            429
                                                      -------------    -------------  -------------   ------------
Net interest income after provision for loan losses        1,888            1,716          3,509          3,496
                                                      -------------    -------------  -------------   ------------
Noninterest income
  Fees and service charges                                   354              220            785            470
  Gain on sale of loans                                    3,150            1,893          7,260          3,814
  (Loss) Gain on sale of investment securities              (16)               10           (16)             68
  Other operating income                                      10              (1)             14              1
                                                      -------------    -------------  -------------   ------------
Total noninterest income                                   3,498            2,122          8,043          4,353
                                                      -------------    -------------  -------------   ------------
      Noninterest expense
        Compensation and employee benefits                 2,916            1,886          6,141         3,732
        Occupancy                                            498              438            973           882
        Professional services                                250              147            476           315
        Advertising                                          198              179            381           387
        Deposit insurance premium                             12               10             23            22
        Furniture, fixtures and equipment                    269              209            537           411
        Data processing                                      309              291            625           542
        Other real estate owned expenses                       2                               2
        Other operating expenses                             720              616          1,478         1,219
                                                      -------------    -------------  -------------  ------------
      Total noninterest expense                            5,174            3,776         10,636         7,510
                                                      -------------    -------------  -------------  ------------
       Income before income tax provision                     212               62            916           339
                                                      -------------    -------------  -------------  ------------
      Income tax provision                                     -                6              -            12
                                                      -------------    -------------  -------------  ------------
      Net income                                           $ 212            $  56         $  916        $  327
                                                      =============    =============  =============  ============

      Earnings per common share
        Basic                                             $ 0.07           $ 0.02        $  0.30       $  0.11
        Diluted                                           $ 0.07           $ 0.02        $  0.25       $  0.11
      Weighted average common shares outstanding
        Basic                                          3,012,434        3,009,378      3,012,434     3,008,396
        Diluted                                        4,415,821        3,035,186      4,412,120     3,028,654

                                                                4




                           GREATER ATLANTIC FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

---------------------------------------------------------------------------------------------
Six months ended March 31,                                        2003              2002
---------------------------------------------------------------------------------------------
                                                                        (in thousands)
Net earnings                                                        $ 916             $327
---------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax
   Unrealized (loss) gain on securities                              (203)              15
   Unrealized loss on hedges                                         (212)             305
---------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                    (415)             320
---------------------------------------------------------------------------------------------
Comprehensive income                                                $ 501             $647
=============================================================================================



                                              Greater Atlantic Financial Corp.
                            Consolidated Statements of Changes in Stockholders' Equity (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                          Preferred   Common                                    Accumulated         Total
                                                              Additional      Accumulated          Other
                                                               Paid-in          Earnings       Comprehensive    Stockholders'
                                            Stock      Stock   Capital         (Deficit)       Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance at September 30, 2001                $-         $ 30    $ 25,132       $ (3,450)           $ (532)        $ 21,180

Other comprehensive income                    -            -           -              -               320              320

Net earnings for the period                   -            -           -            327                 -              327
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                    $-         $ 30    $ 25,132       $ (3,123)           $ (212)        $ 21,847
==============================================================================================================================
Balance at September 30, 2002                $-         $ 30    $ 25,152       $ (2,520)         $ (2,259)        $ 20,403

Other comprehensive loss                      -            -           -              -              (415)            (415)

Net earnings for the period                   -            -           -            916                                916
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003                    $-         $ 30    $ 25,152       $ (1,604)         $ (2,674)        $ 20,904
==============================================================================================================================



                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
Six months ended March 31,                                                           2003           2002
--------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Cash flow from operating activities
Net income                                                                            $ 916          $ 327
Adjustments to reconcile net income to net cash
provided by operating activities
  Provision for loan loss                                                               713            429
  Amortization of deposit acquisition adjustment                                         23             46
  Amortization of loan acquisition adjustment                                           (14)           (14)
  Depreciation and amortization                                                         443            336
  Proceeds from sale of trading securities                                              292          1,129
  Proceeds from repayments of trading securities                                          -            183
  Amortization of trading security premiums                                               -              8
  Net gain on trading securities                                                          -             (9)
  Realized loss (gain) on sale of investments                                            16            (10)
  Realized (gain) loss on sale of mortgaged-backed securities                             -            (49)
  Amortization of investment security premiums                                          993          1,260
  Amortization of mortgage-backed securities premiums                                     -            242
  Amortization of deferred fees                                                        (179)          (153)
  Discount accretion net of premium amortization                                        272            125
  Gain on sale of loans held for sale                                                (7,260)        (3,814)
(Increase) decrease in assets
  Disbursements for origination of loans                                           (314,389)      (181,475)
  Proceeds from sales of loans                                                      325,352        195,345
  Accrued interest and dividend receivable                                              407             49
  Prepaid expenses and other assets                                                      18         (1,158)
  Deferred loan fees collected, net of deferred costs incurred                          (20)          (136)
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                179           (109)
  Income taxes payable                                                                                   -
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             7,762         12,552
--------------------------------------------------------------------------------------------------------------



                                              GREATER ATLANTIC FINANCIAL CORP.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

-------------------------------------------------------------------------------------------------------------
Six months ended March31,                                                        2003              2002
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flow from investing activities
  Net increase in loans                                                        $ (8,423)        $ (55,160)
  Purchases of premises and equipment                                              (320)           (1,385)
  Purchases of investment securities                                            (22,619)          (33,985)
  Proceeds from sale of investment securities                                          -             8,780
  Proceeds from repayments of investment securities                               20,311            10,483
  Purchases of mortgage-backed securities                                              -           (9,762)
  Proceeds from sale of mortgage-backed securities                                     -             3,935
  Proceeds from repayments of mortgage-backed securities                          12,388             8,905
  Purchases of FHLB stock                                                        (4,133)           (1,425)
  Proceeds from sale of FHLB stock                                                 4,605               600
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                1,809          (69,014)
-------------------------------------------------------------------------------------------------------------
Cash flow from  financing activities
  Net increase in deposits                                                         5,297            24,196
  Net advances from FHLB                                                           1,850            12,500
  Net borrowings on reverse repurchase agreements                               (19,979)            14,523
  Increase in advance payments by borrowers for taxes and insurance                   45                42
  Issuance of convertible preferred securities                                       (1)             9,473
  Capital contributions                                                                -                20
-------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                             (12,788)            60,754
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                 (3,217)             4,292
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                  9,358             3,418
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                      $ 6,141           $ 7,710
=============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF MARCHR 31, 2003 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2003 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

    In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. The company at or during the six months ended March 31, 2003 and 2002 identified impaired loans. An analysis of the change in the allowance for loan losses follows:

------------------------------------------------------------------------------------------
At or for the Six Months Ended March 31,                      2003             2002
------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Balance at beginning of period                                $1,699              $810
Provisions                                                       713               429
Total charge-offs                                               (730)              (23)
Total recoveries                                                  15                 5
------------------------------------------------------------------------------------------
Net charge-offs                                                 (715)              (18)
------------------------------------------------------------------------------------------
Balance at end of period                                      $1,697            $1,221
==========================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period               0.25%             0.01%
==========================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                     108.30%           397.72%
==========================================================================================
Allowance for loan losses to total loans                        0.64%             0.56%
==========================================================================================

(3) REGULATORY MATTERS

         The bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision." The bank is currently classified as a Tier 1 institution for these purposes. The capital distribution regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank did not pay any dividends during the year ended September 30, 2002 or the period ended March 31, 2003.
                                           8

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31, 2003 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At March 31, 2003 the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:

---------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
              At March 31, 2003                 Balance      Percent      Balance      Percent       Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                         $24,494       5.00%      $30,988        6.33%        $6,494
Tier 1 Risk-based                                $14,359       6.00%      $30,988       12.95%       $16,629
Total Risk-based                                 $23,931      10.00%      $32,584       13.62%        $8,653
===============================================================================================================

(4) STOCK OPTIONS

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of March 31, 2003, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

  --------------------------------------------------------------------------------------------------------------------
                                                                           Number       Exercise        Expiration
                                                                         of Shares        Price            Date
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding at September 30, 2000                                 75,834
  Options granted                                                           63,166         $ 4.00        12-14-2010
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding at September 30, 2001                                139,000
  Options granted                                                           10,000         $ 5.31        12-14-2010
  Options granted                                                           46,000         $ 7.00          1-1-2012
  Options exercised                                                         (5,000)        $ 4.00
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2002                190,000
  Options granted                                                                -
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at March 31, 2003                    190,000
  ====================================================================================================================


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

         Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate,

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF MARCH 31, 2003 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------
Six months ended March 31,                                                   2003             2002
-----------------------------------------------------------------------------------------------------
                                                                           (in thousands except per
                                                                                  share data)
Net earnings                                                                   $ 916            $327
   Deduct: Total stock-based employee compensation expense                         -             165
-----------------------------------------------------------------------------------------------------
Pro forma net earnings attributable to common stockholders                       916             162
=====================================================================================================
Earnings per common share
   Basic                                                                      $ 0.30          $ 0.11
   Diluted                                                                    $ 0.25          $ 0.11
Earnings per common share, pro forma
   Basic                                                                      $ 0.30          $ 0.05
   Diluted                                                                    $ 0.25          $ 0.05

(5) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the six months ended March 31, 2003 and 2002.

                                                                         For the six Months Ended March 31,
                                                                       ---------------------------------------
      (dollars in thousands except per share amounts)                      2003                     2002
      -----------------------------------------------                  --------------          ---------------
Net earnings                                                                  $ 916                     $327
Effect of conversion of preferred securities                                    200                        -
Diluted earnings per share                                                    1,116                      327
Weighted average common shares outstanding                                3,012,434                3,008,396
Effect of conversion of preferred securities                              1,371,429                        -
Common stock equivalents due to dilutive effect of
stock options                                                                28,257                   20,258

Total weighted average common shares and common
share equivalents outstanding                                             4,412,120                3,028,654
Basic earnings (loss) per common share                                        $0.30                    $0.11
Diluted earnings (loss) per common share                                      $0.25                    $0.11

                                                        10

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31, 2003 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the Six Months Ended March 31,              Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2003                                           $  3,196     $    313       $  3,509      $      -      $  3,509
2002                                              3,268          228          3,496             -         3,496
Noninterest income:
2003                                           $    502     $  7,561       $  8,063      $    (20)     $  8,043
2002                                                422        3,966          4,388           (35)        4,353
Noninterest expense:
2003                                           $  4,827     $  5,829       $ 10,656      $     20      $ 10,636
2002                                              4,405        3,140          7,545            35         7,510
Net income:
2003                                           $ (1,128)    $  2,044       $    916      $      -      $    916
2002                                               (727)       1,054            327             -           327
Segment assets:
2003                                           $486,372     $ 12,742       $499,114      $ (8,509)     $490,605
2002                                            430,090        6,220        436,310        (4,369)      431,941

(1) Segment net interest income reflects income after provisions for loan losses.

                                                        11

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31, 2003 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(7) RECENT ACCOUNTING STANDARDS

         Effective October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions," which amends both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets. It also requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets."

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

    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transaction and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires disclosure to be included in annual and interim reports and disclosure of the effect of the method used. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports for periods beginning after December 15, 2002. The company plans to continue using intrinsic value method of accounting for stock-based compensation and therefore the new rule will have no effect on the company's financial condition or results of operations. The company adopted the new standard related to disclosure in the interim period beginning January 1, 2003.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31, 2003 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

    The Trust was formed for the sole purpose of investing the proceeds from the sale of the convertible preferred securities in the corresponding convertible debentures. The Company has fully and unconditionally guaranteed the preferred securities along with all obligations of the trust related thereto. The sale of the preferred securities yielded $9.2 million after deducting offering expenses. The company currently retains approximately $1.5 million of the proceeds for general corporate purposes, investing the retained funds in short-term investments. The remaining $8.0 million of the proceeds was invested in Greater Atlantic Bank to increase its capital position. Initially, these funds were invested in investment securities. Subsequently, such proceeds were used to fund new loans.

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

    The bank entered into various interest-rate swaps that total $61 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 3.01% - 4.53%, and expires between 2 and 3 years. The bank also entered into various interest rate caps that total $24 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives as cash flow hedges, under the guidelines of SFAS 133, whereby the fair value of these contracts are reflected in other assets with the offset recorded as accumulated other comprehensive income. At March 31, 2003, the fair value of those contracts was a loss of $2.5 million.

    The following table categorizes interest-rate exchange agreements by the Bank as of March 31, 2003.

---------------------------------------------------------------------------------------------------------------------
                                                          Monthly         Gross       Gross
    Total by class type of interest rate   Notional      Amortized      Unrealized  Unrealized     Estimated
    exchange agreements                    Amount          Cost           Gains       Losses       Fair Value
---------------------------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
    Interest reate swaps:
      Bank pays fixed, receives variable   $ 61,000        $ 145           $ 34      $ 2,492        $ 2,458
    Interest rate caps:
      Interest rate caps purchased           24,000           14            132          206             74
---------------------------------------------------------------------------------------------------------------------
    Total                                  $ 85,000        $ 159          $ 166      $ 2,698        $ 2,532
=====================================================================================================================

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

         At March 31, 2003 the company's total assets were $490.6 million, compared to the $502.7 million held at September 30, 2002, representing a decrease of 2.40%. While the bank's overall asset size decreased, its customer base increased during the period as reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at March 31, 2003 were $255.6 million, an increase of $7.5 million or 3.01% from the $248.1 million held at September 30, 2002. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At March 31, 2003, investment securities were $197.8 million, a decrease of $11.6 million or 5.53% from the $209.4 million held at September 30, 2002. Deposits at March 31, 2003 were $287.2 million, an increase of $5.3 million, which resulted primarily from increases in savings and transaction accounts of $11.4 million, offset by a decrease in certificates of deposit of $6.1 million. With the current interest rate environment and marketing efforts by the bank, we anticipate that trend will continue.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2003 AND MARCH 31, 2002

    NET INCOME. For the three months ended March 31, 2003, the company had net earnings of $212,000 or $0.07 per diluted share compared to earnings of $56,000 or $0.02 per diluted share for the three months ended March 31, 2002. The $156,000 improvement in earnings over the comparable period one-year ago resulted from an increase of $1.4 million in non-interest income and was coupled with a decrease of $214,000 in the provision for loan losses. Those improvements in income exceeded a $1.4 million increase in non-interest expense. The decreased provision was due primarily to a decrease in the required provision related to an impaired commercial business loan.

    NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing liabilities such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and interest-bearing liabilities, in combination with the yields earned and rates paid upon them. The correlation between the re-pricing of interest rates on assets and on liabilities also influences net interest income.

    The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
---------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                            2003              2002           Amount             %
---------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)

Interest income:
   Loans                                               $ 3,511           $ 3,361           $ 150            4.46%
   Investments                                           1,642             1,643              (1)          (0.06)
---------------------------------------------------------------------------------------------------------------------
Total                                                    5,153             5,004             149            2.98
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,683             2,059            (376)         (18.26)
   Borrowings                                            1,516               949             567           59.75
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,199             3,008             191            6.35
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,954           $ 1,996           $ (42)          (2.10)%
=====================================================================================================================

    Net interest income during the quarter ended March 31, 2003, amounted to $2.0 million, unchanged from the comparable period one year ago. While average interest-earning assets increased $86.9 million or 22.28% over the comparable period one-year ago, the income from that increase was partially offset by a 41 basis point decrease in net interest margin (net interest income divided by average interest-earning assets). Contributing to the decline in the net interest margin was a $455,000 charge resulting from payments made on certain interest rate swap and cap agreements compared to a $13,000 charge in the comparable period one year ago. The majority of the increase in interest-earning assets was funded by interest-bearing sources, as average interest-bearing liabilities for the quarter increased $86.5 over 2002.

    INTEREST INCOME. Interest income for the three months ended March 31, 2003 increased $149,000 compared to the three months ended March 31, 2002, primarily as a result of an increase in the average outstanding balances of loans, and investment securities. That increase was partially offset by a decrease of 81 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $191,000 increase in interest expense for the three months ended March 31, 2003 compared to the 2002 period was principally the result of a $39.8 million increase in average deposits and borrowed funds. The increase in the cost of those funds was partially offset by a 45 basis point decrease in the cost of funds on average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 105 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset in part by an increase of $39.8 million, or 16.84%, in certificates, savings and NOW and money market accounts from $236.3 million for the three months ended March 31, 2002 to $276.1 million for the three months ended March 31, 2003.

    The increase in interest expense on borrowings for the three months ended March 31, 2003 compared to the 2002 period was principally the result of a $46.7 million increase in average borrowed funds, coupled with a 52 basis point increase in the cost of borrowed funds. That increase resulted from a charge of $455,000 from payments made on certain interest rate swap and cap agreements compared to a $13,000 charge in the comparable period one-year ago. Components accountable for the increase of $191,000 in interest expense were a $682,000 increase in average volume offset by a $491,000 decrease in average cost. The decrease in rates was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits. The decrease in rates resulted from the Federal Reserve lowering its benchmark interest rate (overnight bank lending rate) twelve times since January 3, 2001 by a total of 5.25% to a low of 1.25%.

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

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2003                                    2002
                                     --------------------------------------- ----------------------------------------
                                                     INTEREST                              INTEREST      AVERAGE
                                        AVERAGE      INCOME/     AVERAGE      AVERAGE       INCOME/       YIELD/
                                        BALANCE      EXPENSE    YIELD/RATE    BALANCE       EXPENSE        RATE
                                     --------------------------------------- ----------------------------------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
   Real estate loans                  $ 177,827     $ 2,522        5.67%     $ 150,153      $  2,438        6.49%
   Consumer loans                        63,269         616        3.89         47,276           530        4.48
   Commercial business loans             31,459         373        4.74         22,548           393        6.97
                                     ------------   ---------  -----------   -----------    ----------   --------
      Total loans                       272,555       3,511        5.15        219,977         3,361        6.11

Investment securities                   160,714       1,233        3.07        139,887         1,258        3.60
Mortgage-backed securities               43,474         409        3.76         30,004           385        5.13
                                     ------------   ---------  -----------   -----------    ----------   --------
      Total interest-earning assets     476,743       5,153        4.32        389,868         5,004        5.13
                                                    ---------  -----------                  ----------   --------
Non-earning assets                       16,159                                 15,688
                                     ------------                            -----------
  Total assets                        $ 492,902                              $ 405,556
                                     ============                            ===========

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                     $ 8,977          31        1.38      $   5,197            25        1.92
   Now and money market accounts         78,333         272        1.39         75,788           386        2.04
   Certificates of deposit              188,748       1,380        2.92        155,270         1,648        4.25
                                     ------------   ---------  -----------   -----------    ----------   ---------
      Total deposits                    276,058       1,683        2.44        236,255         2,059        3.49

   FHLB advances                         95,227         623        2.62         83,441           667        3.20
   Other borrowings                      83,812         893        4.26         48,885           282        2.31
                                     ------------   ---------  -----------   -----------     ---------   ----------

  Total interest-bearing
   liabilities                          455,097       3,199        2.81        368,581         3,008        3.26
                                                    ---------  -----------                   ---------   ----------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      14,583                                 12,093
Other liabilities                         2,410                                  3,222
                                     ------------                            -----------
  Total liabilities                     472,090                                383,896
Stockholders' equity                     20,812                                 21,660
                                     ------------                            -----------
  Total liabilities and
   stockholders' equity               $ 492,902                              $ 405,556
                                     ============                            ===========

Net interest income                                 $ 1,954                                  $ 1,996
                                                    =========                                =========
Interest rate spread                                                1.51%                                    1.87%
                                                                ==========                               ==========
Net interest margin                                                 1.64%                                    2.05%
                                                                ==========                               ==========





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

                                                        THREE MONTHS ENDED
                                                    MARCH 31, 2003 COMPARED TO
                                                          MARCH 31, 2002
                                          ----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME            RATE           TOTAL
                                          -----------------------------------------------
                                                          (in thousands)

Real estate loans                               $ 449          $ (365)           $ 84
Consumer loans                                    179             (93)             86
Commercial business loans                         155            (175)            (20)
                                          ----------------  -------------- --------------
      Total loans                                 783            (633)            150
Investments                                       187            (212)            (25)
Mortgage-backed securities                        173            (149)             24
                                          ----------------  -------------- --------------
Total interest-earning assets                 $ 1,143          $ (994)          $ 149
                                          ================  ============== ==============
Savings accounts                                $  18          $  (12)           $  6
Now and money market accounts                      13            (127)           (114)
Certificates of deposit                           355            (623)           (268)
                                          ----------------  -------------- --------------
  Total deposits                                  386            (762)           (376)
FHLB advances                                      94            (138)            (44)
Other borrowings                                  201             410             611
                                          ----------------  -------------- --------------
Total interest-bearing liabilities                681            (490)            191
                                          ================  ============== ==============
Change in net interest income                   $ 462          $ (504)          $ (42)
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

         Non-performing assets were $1.7 million or 0.35% of total assets at March 31, 2003, compared to $307,000 or 0.07% at March 31, 2002, with $1.1 million classified as substandard, $495,000 classified as doubtful and $128,000 as real estate owned. While non-performing assets increased $1.4 million from the comparable period one year ago, the provision for loan losses decreased $214,000. The increase in non-performing assets from the year ago period was due to the non-performing status of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

    NON-INTEREST INCOME. Non-interest income increased $1.4 million during the three months ended March 31, 2003, over the comparable period one year ago. That increase was primarily the result of an increase in gain on sale of loans coupled with increases of $55,000 and $79,000 in service fees on loans and on deposits, respectively. Those increases were offset by a decrease in gain on sale of investment securities of $26,000 from the comparable period one year ago. The level of gain on sale of loans during the three months ended March 31, 2003 resulted from the company taking advantage of an increase in loan origination volume and sales, with margins being greater than those in the year-ago period. The following table presents a comparison of the components of non-interest income.

                                                                                             Difference
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                            2003             2002           Amount             %
-------------------------------------------------------------------------------------------------------------------

                                                                       (dollars in thousands)
Non-interest income:
   Gain on sale of loans                              $ 3,150          $ 1,893         $ 1,257           66.40%
   Service fees on loans                                  163              108              55           50.93
   Service fees on deposits                               191              112              79           70.54
   Gain (loss) on sale of investment securities           (16)              10             (26)        (260.00)
   Other operating income                                  10               (1)             11        1,100.00
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 3,498          $ 2,122         $ 1,376           64.84%
===================================================================================================================

    NON-INTEREST EXPENSE. Non-interest expense increased $1.4 million from $3.8 million for the three months ended March 31, 2002 to $5.2 million for the comparable period in the current year. The increase was primarily attributable to a $1.1 million increase in the mortgage company's non-interest expense from the comparable period one year ago, as a result of increased loan origination and sales. The increase in the bank's non-interest expense was a modest $293,000 distributed over various non-interest categories. The increase at the mortgage company level was primarily in compensation, other operating expenses, professional services, advertising, occupancy and furniture fixtures and equipment of $943,000, $54,000, $43,000, $24,000, $23,000 and $18,000,
respectively. The following table presents a comparison of the components of non-interest expense.

                                                                                                     Difference
      --------------------------------------------------------------------------------------------------------------------
      Three Months Ended March 31,                               2003           2002          Amount             %
      --------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)

Non-interest expense:
         Compensation and employee benefits                    $ 2,916        $ 1,886        $ 1,030            54.61%
         Occupancy                                                 498            438             60            13.70
         Professional services                                     250            147            103            70.07
         Advertising                                               198            179             19            10.61
         Deposit insurance premium                                  12             10              2            20.00
         Furniture, fixtures and equipment                         269            209             60            28.71
         Data processing                                           309            291             18             6.19
         Other operating expense                                   722            616            106            17.21
      --------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                               $ 5,174        $ 3,776        $ 1,398            37.02%
      ====================================================================================================================

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



Contractual Commitments and Obligations

   -----------------------------------------------------------------------------------------------------------------
                                                         Less Than     Two - Three     Four - Five     After Five
                                           Total         One Year         Years           Years          Years
   -----------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
   FHLB Advances (1)                      $  98,350       $  73,350        $     -         $     -       $ 25,000
   Reverse repurchase agreements             71,032          71,032              -               -              -
   Operating leases                           9,961           1,415          2,619           2,217          3,710
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                 $ 179,343       $ 145,797        $ 2,619         $ 2,217       $ 28,710
   =================================================================================================================
   (1)  The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.


Other Commercial Commitments

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than One    Two - Three    Four - Five     After Five
                                           Total            Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)

   Certificate of deposit maturities     $ 182,903       $ 111,122       $ 54,922       $ 16,766            $ 93
   (1)
   Loan originations                        96,032          96,032              -              -               -
   Unfunded lines of credit                 89,762          89,762              -              -               -
   Standby letters of credit                   476             476              -              -               -
   -----------------------------------------------------------------------------------------------------------------
        Total                            $ 369,173       $ 297,392       $ 54,922       $ 16,766            $ 93
   =================================================================================================================
   (1)  The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
                     ENDED MARCH 31, 2003 AND MARCH 31, 2002

    NET INCOME. For the six months ended March 31, 2003, the company had net earnings of $916,000 or $0.25 per diluted share, compared to net earnings of $327,000 or $0.11 per diluted share for the six months ended March 31, 2002. The $589,000 increase in net earnings over the comparable period one-year ago was primarily due to increases in net interest income, and non-interest income. Those increases exceeded increases in the provision for loan losses and in non-interest expense. The reduction in interest rates coupled with the continued growth of the bank has led to an improvement in both net interest income and non-interest income.

         NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing liabilities such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and interest-bearing liabilities in combination with the yields earned and rates paid upon them. The correlation between the re-pricing of interest rates on assets and on liabilities also influences net interest income.



    The following table presents a comparison of the components of interest income and expense and net interest income.
                                                                                                  Difference
-----------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                                 2003             2002              Amount            %
-----------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
   Loans                                                  $ 7,400          $ 6,689           $  711           10.63%
   Investments                                              3,546            3,693             (147)          (3.98)
-----------------------------------------------------------------------------------------------------------------------
Total                                                      10,946           10,382              564            5.43
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                 3,583            4,488             (905)         (20.16)
   Borrowings                                               3,141            1,969            1,172           59.52
-----------------------------------------------------------------------------------------------------------------------
Total                                                       6,724            6,457              267            4.14
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                       $ 4,222          $ 3,925           $  297            7.57%
=======================================================================================================================

    Our growth in net interest income for the six months ended March 31, 2003 was due primarily to a $107.0 million increase in the bank's average interest earning assets, offset in part by a 32 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.04% for the six months ended March 31, 2002 to 1.72% for the six months ended March 31, 2003. . The decrease in net interest margin resulted from a charge of $836,000 representing payments made on certain interest rate swap and cap agreements that took effect during the six months ended March 31, 2003 compared to a charge of $13,000 in the comparable period one year ago. That decrease was offset by increases in average interest earning assets exceeding increases in average interest bearing liabilities by $4.1 million and in the yield earned on interest earning assets declining 27 basis points more than the average cost of funds on interest bearing liabilities.

    INTEREST INCOME. Interest income for the six months ended March 31, 2003 increased $564,000 compared to the six months ended March 31, 2002 primarily as a result of an increase in the average outstanding balances of loans and investment securities. That increase was partially offset by a decrease of 95 basis points in the average yields earned on loans and investment securities.

    INTEREST EXPENSE. The $267,000 increase in interest expense for the six months ended March 31, 2003 compared to the 2002 period was principally the result of a $102.9 million increase in average deposits and borrowed funds. That increase in the cost of those funds was partially offset by a 68 basis point decrease in the cost of funds on average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 128 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset by an increase of $45.2 million of certificates, savings and NOW and money market accounts, or 19.47%, from $232.5 million for the six months ended March 31, 2002 to $277.7 million for the six months ended March 31, 2003.



    COMPARATIVE AVERAGE BALANCES AND INTEREST INCOME ANALYSIS. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and annualized rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.
                                                             For the Six months Ended March 31,
                                       -----------------------------------------------------------------------------
                                                        2003                                    2002
                                       --------------------------------------- -------------------------------------
                                                      Interest                               Interest    Average
                                          Average      Income/      Average     Average       Income/     Yield/
                                          Balance      Expense     Yield/Rate   Balance       Expense      Rate
                                       --------------------------------------- -------------------------------------
                                                                    (dollars in thousands)

Assets:
Interest-earning assets:
   Real estate loans                     $189,694     $ 5,340        5.63%     $151,888       $ 4,965      6.54%
   Consumer loans                          62,079       1,277        4.11        43,806         1,063      4.85
   Commercial business loans               31,907         783        4.91        18,511           661      7.14
                                       ------------  -----------  ----------   ----------    -----------  --------
      Total loans                         283,680       7,400        5.22       214,205         6,689      6.25

Investment securities                     161,417       2,584        3.20       138,262         2,838      4.11
Mortgage-backed securities                 46,599         962        4.13        32,272           855      5.30
                                       ------------  -----------  ----------   ----------    -----------  --------
      Total interest-earning assets       491,696      10,946        4.45       384,739        10,382      5.40
                                                     -----------  ----------                 -----------  --------
Non-earning assets                         16,353                                15,127
                                       ------------                            ----------
  Total assets                           $508,049                              $399,866
                                       ============                            ==========

Liabilities and Stockholders'
   Equity:
Interest-bearing liabilities:
   Savings accounts                       $ 8,663          64        1.48      $  5,016            56      2.23
   Now and money market accounts           76,609         594        1.55        74,642           904      2.42
   Certificates of deposit                192,466       2,925        3.04       152,812         3,528      4.62
                                       ------------  -----------  ----------   ------------  -----------  --------

      Total deposits                      277,738       3,583        2.58       232,470         4,488      3.86

   FHLB advances                           97,573       1,318        2.70        85,764         1,446      3.37
   Other borrowings                        89,383       1,823        4.08        43,593           523      2.40
                                       ------------  -----------  ----------   ------------  -----------  --------
  Total interest-bearing liabilities      464,694       6,724        2.89       361,827         6,457      3.57
                                                     -----------  ----------                 -----------  --------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits        19,500                                13,995
Other liabilities                           3,204                                 2,593
                                       ------------                            ------------
  Total liabilities                       487,398                               378,415
Stockholders' equity                       20,651                                21,451
                                       ============                            ============
  Total liabilities and stockholders'
   equity                                $508,049                              $399,866
                                       ============                            ============

Net interest income                                    $4,222                                  $3,925
                                                     ============                           =============
Interest rate spread                                                  1.56%                                    1.83%
                                                                  ============                             ============
Net interest margin                                                   1.72%                                    2.04%
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

                                                            SIX MONTHS ENDED
                                                       MARCH 31, 2003 COMPARED TO
                                                             MARCH 31, 2002
                                             -----------------------------------------------
                                                           CHANGE ATTRIBUTABLE TO
                                             -----------------------------------------------
                                                 VOLUME            RATE            TOTAL
                                             -----------------------------------------------
                                                             (IN THOUSANDS)

Real estate loans                               $ 1,236           $  (861)        $  375
Consumer loans                                      443              (229)           214
Commercial business loans                           478              (356)           122
                                             ---------------   --------------   ------------
      Total loans                                 2,157            (1,446)           711
Investments                                         475              (729)          (254)
Mortgage-backed securities                          380              (273)           107
                                             ---------------   --------------   ------------
Total interest-earning assets                   $ 3,012           $(2,448)        $  564
                                             ===============   ==============   ============

Savings accounts                                $    41           $   (33)        $    8
Now and money market accounts                        24              (334)          (310)
Certificates of deposit                             915            (1,518)          (603)
                                             ---------------   --------------   ------------
  Total deposits                                    980            (1,885)          (905)
FHLB advances                                       199              (327)          (128)
Other borrowings                                    549               751          1,300
                                             ---------------   --------------   ------------
Total interest-bearing liabilities              $ 1,728           $(1,461)        $  267
                                             ===============   ==============   ============
Change in net interest income                   $ 1,284           $  (987)        $  297
                                             ===============   ==============   ============

    PROVISION FOR LOAN LOSSES. The provision for loan losses increased from $429,000 during the six months ended March 31, 2002 to $713,000 during the six months ended March 31, 2003 as management took a more aggressive posture in assessing collectibility of a commercial business loan with $541,000 being classified as substandard and $495,000 classified as doubtful. With the collectibility of the above mentioned loan in doubt, net charge-offs increased from $18,000 during the six months ended March 31, 2002 to $715,000 during the six months ended March 31, 2003.

    NON-INTEREST INCOME. Non-interest income increased $3.7 million during the six months ended March 31, 2003, over the comparable period one year ago. That increase was primarily the result of the increase in gain on sale of loans and service charges on deposits and loans, offset by a $84,000 decrease in gain on sales of investment securities. The significant level of gains during the six months ended March 31, 2003 resulted from the company taking advantage of increased loan origination volume coupled with home loan refinancing and a favorable interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

    The following table presents a comparison of the components of non-interest income.

                                                                                              Difference
---------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                            2003             2002           Amount               %
---------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Non-interest income:
   Gain on sale of loans                              $ 7,260          $3,814         $ 3,446             90.35%
   Service fees on loans                                  400             238             162             68.07
   Service fees on deposits                               385             232             153             65.95
   Gain on sale of investment securities                  (16)             68             (84)          (123.53)
   Other operating income                                  14               1              13          1,300.00
---------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 8,043          $4,353         $ 3,690              8.48%
=====================================================================================================================

         During the six months ended March 31, 2003, the mortgage company originated $314.4 million in mortgage loans for sale compared to $181.5 million originated in the comparable period one year ago. The $132.9 million increase in loan originations was largely attributable to decreases in interest rates and increases in home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Loan sales for the six months ended March 31, 2003 amounted to $325.4 million compared to sales of $195.3 million during the comparable period one year ago. Sales of loans resulted in gains of $7.3 million and $3.8 million for the six months ended March 31, 2003 and 2002, respectively.

         NON-INTEREST EXPENSE. Non-interest expense for the six months ended March 31, 2003, amounted to $10.6 million, an increase of $3.1 million or 41.62% from the $7.5 million incurred in the six months ended March 31, 2002. The increase was primarily attributable to a $2.7 million increase in the mortgage banking subsidiary's non-interest expense. Non-interest expenses of the Bank increased $429,000 from the comparable period one year ago. The increase in the mortgage banking subsidiary's non-interest expense was primarily in compensation of $2.3 million, professional services of $85,000, occupancy of $42,000 advertising of $26,000, furniture, fixtures and equipment of $25,000, data processing of $17,000 and other operating expense of $178,000. The bank's increases were primarily in compensation, occupancy, professional services, furniture fixtures and equipment, data processing and other operating expense.

         The following table presents a comparison of the components of non-interest expense.

                                                                                                 Difference
-----------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                                    2003          2002          Amount             %
-----------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                        $ 6,141       $ 3,732        $ 2,409             64.55%
   Occupancy                                                     973           882             91             10.32
   Professional services                                         476           315            161             51.11
   Advertising                                                   381           387             (6)            (1.55)
   Deposit insurance premium                                      23            22              1              4.55
   Furniture, fixtures and equipment                             537           411            126             30.66
   Data processing                                               625           542             83             15.31
   Other operating expense                                     1,480         1,219            261             21.41
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                   $ 10,636       $ 7,510        $ 3,126             41.62%
=======================================================================================================================

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

    The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At March 31, 2003, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $189.0 million or 38.53% of total assets.

    The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the six months ended March 31, 2003, the bank's loan purchases and originations totaled $91.5 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $22.6 million for the six months ended
March 31, 2003.

    The bank has other sources of liquidity if a need for additional funds arises. At March 31, 2003, the bank had $98.4 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $98.0 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

    At March 31, 2003, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $186.3 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from Marchr 31, 2003, totaled $53.4 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

    The company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on mortgage prepayment and closing behavior, as well as depositors' choices ("interest rate risk"). Changes in these interest rates will result in changes in the company's earnings and the market value of its assets and liabilities. We expect to continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. That spread is affected by the difference between the maturities and re-pricing characteristics of interest-earnings assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with fewer loan originations. Management expects that a substantial portion of our assets will continue to be indexed to changes in market interest rates and we intend to attract a greater proportion of short-term liabilities, which will help address, our interest rate risk. The lag in implementation of re-pricing terms on our adjustable-rate assets may result in a decline in net interest income in a rising interest rate environment. There can be no assurance that our interest rate risk will be minimized or eliminated. Further, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates, (primarily increases in market interest rates), could materially adversely affect our interest rate spread, asset quality, loan origination volume and overall financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

         (a). Evaluation of disclosure controls and procedures.  The company
         -----------------------------------------------------
maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

         (b). Changes in internal control.  The company made no significant
         --------------------------------
changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

ITEM 4.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The company has little or no risk related to trading accounts, commodities or foreign exchange.

         To mitigate the impact of changes in market interest rates on our interest-earning assets and interest-bearing liabilities, we actively manage the amounts and maturities of these assets and liabilities. A key component of this strategy is the origination and retention of short-term and adjustable-rate assets and the origination and sale of fixed-rate loans. We retain short-term and adjustable-rate assets because they have re-pricing characteristics that more closely match the re-pricing characteristics of our liabilities.

         To further mitigate the risk of timing differences in the re-pricing of assets and liabilities, our interest-earning assets are matched with interest-bearing liabilities that have similar re-pricing characteristics. For example, the interest rate risk of holding fixed-rate loans is managed with long-term deposits and borrowings, and the risk of holding ARMs is managed with short-term deposits and borrowings. Periodically, mismatches are identified and managed by adjusting the re-pricing characteristics of our interest-bearing liabilities with derivatives, such as interest rate caps and interest rate swaps.

         Through the use of these derivative instruments, management attempts to reduce or offset increases in interest expense related to deposits and borrowings. We use interest rate caps and pay-fixed interest rate swaps to protect against rising interest rates.

         The interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At March 31, 2003, we held an aggregate notional value of $85 million of caps and pay-fixed interest rate swaps. None of the interest rate caps had strike rates that were in effect at March 31, 2003, as current LIBOR rates were below the strike rates.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through depositor and other retail banking fees.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
Not applicable.

Item 2.    Changes in Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.    Other Information
Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
          (a) Exhibits
99.1 Certification of Chief Executive Officer Carroll E. Amos pursuant to 18 U.S.C. Section 1350
99.2 Certification of Chief Financial Officer David E. Ritter pursuant to 18 U.S.C. Section 1350.

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


                              Date:  May 13, 2003

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


                      By:/s/ Carroll E. Amos
                         -------------------------
                         Carroll E. Amos
                         President and Chief Executive Officer

                         Date:  May 13, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

                      By:/s/ David E. Ritter
                         -------------------------
                         David E. Ritter
                         Senior Vice President and
                         Chief Financial Officer

                         Date:  May 13, 2003