Form 10QSB
period 2003-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 2003-08-12
CIK 1082735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                       54-1873112
         --------                                       ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

10700 PARKRIDGE BOULEVARD, SUITE P50                       703-391-1300
         RESTON, VIRGINIA 20191         Registrant's Telephone Number, Including
         ----------------------         ----------------------------------------
(Address of Principal Executive Offices)                    Area Code
            (Zip Code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value $.01 per share              3,012,434 shares outstanding
--------------------------------------              ----------------------------
                                                    at August 11, 2003
                                                    ------------------

                        GREATER ATLANTIC FINANCIAL CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      June 30, 2003 (unaudited) and September 30, 2002 (audited)...............3

      Consolidated Statements of Operations (unaudited)
      Three and nine months ended June 30, 2003 and June 30, 2002..............4

      Consolidated Statements of Comprehensive Income (unaudited)
      Three and nine months ended June 30, 2003 and June 30, 2002 .............5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      Nine months ended June 30, 2003 and June 30, 2002........................5

      Consolidated Statements of Cash Flows (unaudited)
      Nine months ended June 30, 2003 and June 30, 2002........................6

      Notes to Consolidated Financial Statements...............................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations........................................................14
Item 3.  Controls and Procedures..............................................26
Item 4.  Quantitative and Qualitative Disclosures about Market Risk...........27

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................27
Item 2.  Changes in Securities and Use of Proceeds............................27
Item 3.  Defaults Upon Senior Securities......................................27
Item 4.  Submission of Matters to a Vote of Security Holders..................28
Item 5.  Other Information....................................................28
Item 6.  Reports on Form 8-K..................................................28

SIGNATURES....................................................................29

CERTIFICATIONS................................................................31


                        GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   June 30,            September 30,
                                                                     2003                  2002
                                                                ---------------       ---------------
                                                                 (Unaudited)

                                                                        (dollars in thousands)
 Assets
 Cash and cash equivalents                                         $  1,682              $  3,066
 Interest bearing deposits                                            5,377                 6,292
 Investment securities
    Available-for-sale                                              210,641               191,673
    Held-to-maturity                                                 14,078                17,686
 Loans held for sale                                                 22,121                14,553
 Loans receivable, net                                              251,450               248,081
 Accrued interest and dividends receivable                            2,487                 2,859
 Deferred income taxes                                                1,520                 1,520
 Federal Home Loan Bank stock, at cost                                6,208                 5,490
 Other real estate owned                                                 54                     -
 Premises and equipment, net                                          7,867                 7,790
 Goodwill                                                             1,284                 1,284
 Prepaid expenses and other assets                                    3,030                 2,384
                                                                 --------------        --------------
                   Total assets                                    $527,799              $502,678
                                                                 ==============        ==============
Liabilities and stockholders' equity
Liabilities
Deposits                                                           $283,973              $281,877
Advance payments from borrowers for taxes and insurance                 362                   280
Accrued expenses and other liabilities                                3,942                 3,261
Advances from the FHLB and other borrowings                         208,546               187,511
                                                                 --------------        --------------
Total liabilities                                                   496,823               472,929
                                                                 --------------        --------------

Commitments and contingencies                                    --------------        --------------

Guaranteed convertible preferred securities of subsidiary trust       9,346                 9,346
                                                                 --------------        --------------

Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                   -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,012,434 shares outstanding                   30                    30
   Additional paid-in capital                                        25,152                25,152
   Accumulated deficit                                               (1,305)               (2,520)
   Accumulated other comprehensive loss                              (2,247)               (2,259)
                                                                 --------------        --------------

Total stockholders' equity                                           21,630                20,403
                                                                 --------------        --------------

Total liabilities and stockholders' equity                         $527,799              $502,678
                                                                 ==============        ==============




                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended              Nine Months Ended
                                                                June 30,                       June 30,
                                                      ------------------------------  ----------------------------
                                                          2003             2002           2003           2002
                                                      -------------    -------------  -------------   ------------

Interest income
  Loans                                                   $3,500           $3,519        $10,900        $10,209
  Investments                                              1,571            2,013          5,117          5,706
                                                      -------------    -------------  -------------   ------------
Total interest income                                      5,071            5,532         16,017         15,915
                                                      -------------    -------------  -------------   ------------
Interest expense
  Deposits                                                 1,557            1,975          5,140          6,463
  Borrowed money                                           1,612            1,618          4,753          3,588
                                                      -------------    -------------  -------------   ------------
Total interest expense                                     3,169            3,593          9,893         10,051
                                                      -------------    -------------  -------------   ------------
Net interest income                                        1,902            1,939          6,124          5,864
Provision for loan losses                                     66              110            779            539
                                                      -------------    -------------  -------------   ------------
Net interest income after provision for loan losses        1,836            1,829          5,345          5,325
                                                      -------------    -------------  -------------   ------------
Noninterest income
  Fees and service charges                                   333              234          1,118            704
  Gain on sale of loans                                    4,067            1,939         11,327          5,753
  Gain on sale of investment securities                       51               81             35            150
  Loss on sale of real estate owned                          (9)                -            (9)              -
  Other operating income                                     (1)                5             13              5
                                                      -------------    -------------  -------------   ------------
Total noninterest income                                   4,441            2,259         12,484          6,612
                                                      -------------    -------------  -------------   ------------
Noninterest expense
  Compensation and employee benefits                       3,264            1,843          9,405          5,575
  Occupancy                                                  494              436          1,467          1,318
  Professional services                                      370              211            846            526
  Advertising                                                405              250            786            637
  Deposit insurance premium                                   12               11             35             32
  Furniture, fixtures and equipment                          282              210            819            621
  Data processing                                            342              304            967            846
  Other real estate owned expenses                             2                               5
  Other operating expenses                                   808              654          2,285          1,874
                                                      -------------    -------------  -------------   ------------
Total noninterest expense                                  5,979            3,919         16,615         11,429
                                                      -------------    -------------  -------------   ------------
Income before income tax provision                           298              169          1,214            508
                                                      -------------    -------------  -------------   ------------
Income tax provision                                           -                -              -             12
                                                      -------------    -------------  -------------   ------------
Net income                                                 $ 298            $ 169        $ 1,214        $   496
                                                      =============    =============  =============   ============
Earnings per common share
  Basic                                                   $ 0.10           $ 0.06        $  0.40        $  0.16
  Diluted                                                 $ 0.09           $ 0.06        $  0.34        $  0.16
Weighted average common shares outstanding
  Basic                                                3,012,434        3,012,434      3,012,434      3,009,742
  Diluted                                              4,413,922        3,036,593      4,412,702      3,031,190



                        GREATER ATLANTIC FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

--------------------------------------------------------------------------------
Nine months ended June 30,                             2003              2002
--------------------------------------------------------------------------------
                                                            (in thousands)
Net earnings                                          $ 1,214            $ 496
--------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax
   Unrealized (loss) gain on securities                    85               92
   Unrealized loss on hedges                              (72)          (1,316)
--------------------------------------------------------------------------------
Other comprehensive (loss) income                          13           (1,224)
--------------------------------------------------------------------------------
Comprehensive income                                  $ 1,227            $(728)
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
                                            Stock      Stock     Capital      (Deficit)       Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance at September 30, 2001                $-         $ 30    $ 25,132       $ (3,450)           $ (532)        $ 21,180

Options Exercised                             -            -          20              -                 -               20

Other comprehensive income                    -            -           -              -            (1,224)          (1,224)

Net earnings for the period                   -            -           -            496                 -              496
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                     $-         $ 30    $ 25,152       $ (2,954)         $ (1,756)        $ 20,472
==============================================================================================================================
Balance at September 30, 2002                $-         $ 30    $ 25,152       $ (2,520)         $ (2,259)        $ 20,403

Other comprehensive loss                      -            -           -              -                 13               13

Net earnings for the period                   -            -           -          1,214                              1,214
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                     $-         $ 30    $ 25,152       $ (1,306)         $ (2,246)        $ 21,630
==============================================================================================================================




                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------
Nine months ended June 30,                                           2003           2002
-------------------------------------------------------------------------------------------
                                                                     (in thousands)
Cash flow from operating activities

Net income                                                        $  1,214       $    496
Adjustments to reconcile net income to net cash
provided by operating activities
  Provision for loan loss                                              779            539
  Amortization of deposit acquisition adjustment                        23             46
  Amortization of loan acquisition adjustment                          (16)           (20)
  Depreciation and amortization                                        666            508
  Proceeds from sale of trading securities                               -          1,129
  Proceeds from repayments of trading securities                         -            183
  Amortization of trading security premiums                              -              8
  Net gain on trading securities                                         -             (9)
  Realized gain on sale of investments                                 (35)           (92)
  Realized gain on sale of mortgaged-backed securities                   -            (49)
  Loss on sale of real estate owned                                      9              -
  Gain on disposal of fixed assets                                     (11)             -
  Amortization of investment security premiums                       1,475          2,224
  Amortization of mortgage-backed securities premiums                  430            325
  Amortization of deferred fees                                       (292)          (223)
  Discount accretion net of premium amortization                       468            139
  Gain on sale of loans held for sale                              (11,327)        (5,753)
(Increase) decrease in assets
  Disbursements for origination of loans                          (502,846)      (283,225)
  Proceeds from sales of loans                                     506,510        295,525
  Accrued interest and dividend receivable                             372           (227)
  Prepaid expenses and other assets                                   (718)        (1,345)
  Deferred loan fees collected, net of deferred costs incurred          43          1,086
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                               681            528
  Income taxes payable                                                   -              -
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                           (2,575)        11,793
-------------------------------------------------------------------------------------------




                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

-------------------------------------------------------------------------------------------------------------
Nine months ended June 30,                                                       2003              2002
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flow from investing activities
  Net increase in loans                                                          $(4,384)        $ (87,604)
  Purchases of premises and equipment                                               (732)           (1,968)
  Purchases of investment securities                                             (27,113)          (66,447)
  Proceeds from sale of investment securities                                      1,035            15,389
  Proceeds from repayments of investment securities                               29,556            14,831
  Purchases of mortgage-backed securities                                        (38,954)          (27,266)
  Proceeds from sale of mortgage-backed securities                                     -             3,935
  Proceeds from repayments of mortgage-backed securities                          18,331            12,316
  Proceeds from the sale of foreclosed assets                                         65                 -
  Purchases of FHLB stock                                                         (9,523)           (2,830)
  Proceeds from sale of FHLB stock                                                 8,805               600
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                              (22,914)         (139,044)
-------------------------------------------------------------------------------------------------------------
Cash flow from  financing activities
  Net increase in deposits                                                         2,072            35,170
  Net advances from FHLB                                                          27,650            40,700
  Net borrowings on reverse repurchase agreements                                 (6,614)           41,343
  Increase in advance payments by borrowers for taxes and insurance                   83                69
  Issuance of convertible preferred securities                                        (1)            9,346
  Capital contributions                                                                -                20
-------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                               23,190           126,648
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                  (2,299)             (603)
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                  9,358             3,418
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                      $ 7,059           $ 2,815
=============================================================================================================


                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 INFORMATION AS OF JUNE 30, 2003 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2003 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

      In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. The company at or during the nine months ended June 30, 2003 and 2002 identified impaired loans. An analysis of the change in the allowance for loan losses follows:

--------------------------------------------------------------------------------
At or for the Nine Months Ended June 30,                 2003             2002
--------------------------------------------------------------------------------
                                                        (dollars in thousands)
Balance at beginning of period                              $1,699        $810
Provisions                                                     779         539
Total charge-offs                                             (745)        (27)
Total recoveries                                                16          13
--------------------------------------------------------------------------------
Net charge-offs                                               (715)        (14)
--------------------------------------------------------------------------------
Balance at end of period                                    $1,749      $1,335
================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period             0.26%       0.01%
================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                    98.15%     351.32%
================================================================================
Allowance for loan losses to total loans                      0.62%       0.52%
================================================================================

(3) REGULATORY MATTERS

      The bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision." The bank is currently classified as a Tier 1 institution for these purposes. The capital distribution regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank did not pay any dividends during the year ended September 30, 2002 or the period ended June 30, 2003.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2003 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At June 30, 2003 the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:

--------------------------------------------------------------------------------
                            Required   Required     Actual     Actual
     At June 30, 2003        Balance    Percent    Balance    Percent    Surplus
--------------------------------------------------------------------------------
                                     (dollars in thousands)
Leverage                   $26,339     5.00%      $31,466      5.97%     $ 5,127
Tier 1 Risk-based          $15,007     6.00%      $31,466     12.58%     $16,459
Total Risk-based           $25,012    10.00%      $33,102     13.23%     $ 8,090
================================================================================

(4) STOCK OPTIONS

      Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of June 30, 2003, 94,685 warrants were issued.

     The following summary represents the activity under the Plan:


------------------------------------------------------------------------------------------------------------
                                                                         Number       Exercise    Expiration
                                                                       of Shares       Price         Date
------------------------------------------------------------------------------------------------------------
Balance outstanding at September 30, 2000                                 75,834
Options granted                                                           63,166       $ 4.00      12-14-2010
-------------------------------------------------------------------------------------------------------------
Balance outstanding at September 30, 2001                                139,000
Options granted                                                           10,000       $ 5.31      12-14-2010
Options granted                                                           26,000       $ 7.00        1-1-2012
Options granted                                                           20,000       $ 9.00        1-1-2012
Options exercised                                                         (5,000)      $ 4.00
--------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2002                190,000
Options granted                                                                -
--------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at June 30, 2003                     190,000
==============================================================================================================

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2003 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

      If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:


----------------------------------------------------------------------------------------------------
Nine months ended June 30,                                                   2003             2002
----------------------------------------------------------------------------------------------------
                                                                         (in thousands except per
                                                                                share data)
Net earnings                                                                $1,214          $  496
   Deduct: Total stock-based employee compensation expense                      -              165
----------------------------------------------------------------------------------------------------
Pro forma net earnings attributable to common stockholders                   1,214             331
====================================================================================================
Earnings per common share
   Basic                                                                    $ 0.40          $ 0.16
   Diluted                                                                  $ 0.34          $ 0.16
Earnings per common share, pro forma
   Basic                                                                    $ 0.40          $ 0.11
   Diluted                                                                  $ 0.34          $ 0.11


(5) EARNINGS PER SHARE

      Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the nine months ended June 30, 2003 and 2002.


                                                                    For the Nine Months Ended June 30,
                                                                ----------------------------------------
      (dollars in thousands except per share amounts)                2003                      2002
      -----------------------------------------------           --------------            --------------
Net earnings                                                         $ 1,214                      $496

Effect of conversion of preferred securities                             300                         -

Diluted earnings per share                                             1,514                       496

Weighted average common shares outstanding                         3,012,434                 3,009,742

Effect of conversion of preferred securities                       1,371,429                         -

Common stock equivalents due to dilutive effect of
stock options                                                         28,839                    21,204

Total weighted average common shares and common
share equivalents outstanding                                      4,412,702                 3,030,946

Basic earnings (loss) per common share                                 $0.40                     $0.16

Diluted earnings (loss) per common share                               $0.34                     $0.16



                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2003 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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


--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the Nine Months Ended June 30,              Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2003                                           $  4,863      $   482       $  5,345      $      -      $  5,345
2002                                              5,076          249          5,325             -         5,325
Noninterest income:
2003                                           $    649      $11,863       $ 12,512      $    (28)     $ 12,484
2002                                                676        5,975          6,651           (39)        6,612
Noninterest expense:
2003                                           $  7,466      $ 9,177       $ 16,643      $     28      $ 16,615
2002                                              6,665        4,803         11,468            39        11,429
Net income:
2003                                           $ (1,953)     $ 3,167       $  1,214      $      -      $  1,214
2002                                               (925)       1,421            496             -           496
Segment assets:
2003                                           $520,768      $24,033       $544,801      $(17,002)     $527,799
2002                                            494,195        9,303        503,498        (5,549)      497,949


(1) Segment net interest income reflects income after provisions for loan losses.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2003 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2003 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

      The bank entered into various interest-rate swaps that total $77 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 1.31% - 4.53%, and expires between 2 and 7 years. The bank also entered into various interest rate caps that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives as cash flow hedges, under the guidelines of SFAS 133, whereby the fair value of these contracts are reflected in other assets with the offset recorded as accumulated other comprehensive income. At June 30, 2003, the fair value of those contracts was a loss of $2.4 million.

      The following table categorizes interest-rate exchange agreements by the Bank as of June 30, 2003.


--------------------------------------------------------------------------------------------------------------
                                                           Monthly        Gross         Gross
Total by class type of interest rate          Notional    Amortized     Unrealized    Unrealized    Estimated
exchange agreements                            Amount       Cost          Gains         (Losses)    Fair Value
--------------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Interest rate swaps:
   Bank pays fixed, receives variable        $ 77,000       $ 166        $ 177       $ (2,653)      $ (2,476)
Interest rate caps:
   Interest rate caps purchased                30,000          16          315           (208)          107
--------------------------------------------------------------------------------------------------------------
Total                                        $107,000       $ 182        $ 492       $ (2,861)      $ (2,369)
==============================================================================================================


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

      At June 30, 2003 the company's total assets were $527.8 million, compared to the $502.7 million held at September 30, 2002, representing an increase of 5.00%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at June 30, 2003 were $251.5 million, an increase of $3.4 million or 1.36% from the $248.1 million held at September 30, 2002. The increase in loans consisted primarily of real estate loans secured by first mortgages on residential properties and consumer and commercial lines of credit secured by mortgages on residential and commercial real estate. At June 30, 2003, investment securities were $224.8 million, an increase of $15.4 million or 7.34% from the $209.4 million held at September 30, 2002. Deposits at June 30, 2003 were $284.0 million, an increase of $2.1 million, which resulted primarily from increases in savings and transaction accounts of $11.8 million, offset by a decrease in certificates of deposit of $9.7 million. With the current interest rate environment and marketing efforts by the bank, we anticipate that trend will continue.


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

      A variety of factors impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs. The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level that we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2003 AND JUNE 30, 2002

      NET INCOME. For the three months ended June 30, 2003, the company had net earnings of $298,000 or $0.09 per diluted share compared to earnings of $169,000 or $0.06 per diluted share for the three months ended June 30, 2002. The $129,000 improvement in earnings over the comparable period one-year ago resulted from an increase of $2.2 million in non-interest income and was coupled with a decrease of $44,000 in the provision for loan losses. Those improvements in income exceeded a $2.1 million increase in non-interest expense. The decreased provision was due primarily to a decrease in the required provision related to an impaired commercial business loan.

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

      The following table presents a comparison of the components of interest income and expense and net interest income.

                                                               Difference
--------------------------------------------------------------------------------
Three Months Ended June 30,       2003          2002      Amount           %
--------------------------------------------------------------------------------
                                              (dollars in thousands)
Interest income:
   Loans                         $ 3,500     $ 3,519      $ (19)         (0.54)%
   Investments                     1,571       2,013       (442)        (21.96)
--------------------------------------------------------------------------------
Total                              5,071       5,532       (461)         (8.33)
--------------------------------------------------------------------------------

Interest expense:
   Deposits                        1,557       1,975       (418)        (21.16)
   Borrowings                      1,612       1,618         (6)         (0.37)
--------------------------------------------------------------------------------
Total                              3,169       3,593       (424)        (11.80)
--------------------------------------------------------------------------------
Net interest income              $ 1,902     $ 1,939      $ (37)         (1.91)%
================================================================================

      Net interest income during the quarter ended June 30, 2003, amounted to $1.9 million, unchanged from the comparable period one year ago. While average interest-earning assets increased $23.3 million or 5.06% over the comparable period one-year ago, the income from that increase was partially offset by an 11 basis point decrease in net interest margin (net interest income divided by average interest-earning assets). Contributing to the decline in the net interest margin was a $497,000 charge resulting from payments made on certain interest rate swap and cap agreements compared to a $304,000 charge in the comparable period one year ago. The majority of the increase in interest-earning assets was funded by interest-bearing sources, as average interest-bearing liabilities for the quarter increased $29.9 over 2002.

      INTEREST INCOME. Interest income for the three months ended June 30, 2003 decreased $461,000 compared to the three months ended June 30, 2002, primarily as a result of a decrease of 61 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase in the average outstanding balances of loans and investment securities.

      INTEREST EXPENSE. The $424,000 decrease in interest expense for the three months ended June 30, 2003 compared to the 2002 period was principally the result of a 58 basis point decrease in the cost of funds on average deposits and borrowed funds. The decrease of the cost of those funds was partially offset by a $29.9 million increase in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to an 82 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset in part by an increase of $17.4 million, or 6.87%, in certificates, savings and NOW and money market accounts from $252.7 million for the three months ended June 30, 2002 to $270.1 million for the three months ended June 30, 2003.

      The decrease in interest expense on borrowings for the three months ended June 30, 2003 compared to the 2002 period was principally the result of a 24 basis point decrease in the cost of borrowed funds and was partially offset by a $12.6 million increase in average borrowed funds. Components accountable for the decrease of $6,000 in interest expense were a $97,000 increase in average volume offset by a $103,000 decrease in average cost. The decrease in rates was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits. The decrease in rates resulted from the Federal Reserve lowering its benchmark interest rate (overnight bank lending rate) thirteen times since January 3, 2001 by a total of 5.50% to a low of 1.00%.

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


                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------------------------
                                                       2003                                    2002
                                     ---------------------------------------  -------------------------------------
                                                    INTEREST                                 INTEREST      AVERAGE
                                        AVERAGE     INCOME/     AVERAGE        AVERAGE       INCOME/      YIELD/
                                        BALANCE      EXPENSE    YIELD/RATE      BALANCE       EXPENSE       RATE
                                     ---------------------------------------  -------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 180,648     $ 2,447        5.42%      $166,711       $ 2,523        6.05%
   Consumer loans                        64,779         647        4.00         53,542           588        4.39
   Commercial business loans             32,121         406        5.06         27,414           408        5.95
                                      ---------     -------     ---------     --------       -------       ------
    Total loans                         277,548       3,500        5.04        247,667         3,519        5.68

Investment securities                   165,472       1,209        2.92        174,006         1,502        3.45
Mortgage-backed securities               41,377         362        3.50         39,388           511        5.19
                                      ---------     -------     ---------     --------       -------       ------
    Total interest-earning assets       484,397       5,071        4.19        461,061         5,532        4.80
                                                    -------     ---------                    -------       ------
Non-earning assets                       16,990                                 17,164
                                      ---------                               --------
    Total assets                      $ 501,387                               $478,225
                                      =========                               ========

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $  10,252          32        1.25       $  6,206            29        1.87
   Now and money market accounts         79,911         253        1.27         73,091           362        1.98
   Certificates of deposit              179,882       1,272        2.83        173,390         1,584        3.65
                                      ---------     -------     --------      ---------      -------       ------
      Total deposits                    270,045       1,557        2.31        252,687         1,975        3.13

   FHLB advances                        116,576         705        2.42        105,078           777        2.96
   Other borrowings                      76,610         907        4.74         75,532           841        4.45
                                      ---------     -------     --------      ---------      -------       ------
Total interest-bearing liabilities      463,231       3,169        2.74        433,297         3,593        3.32
                                                    -------     --------                     -------       ------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      13,079                                 11,718
Other liabilities                         4,114                                 11,542
                                      ---------                               ---------
  Total liabilities                     480,424                                456,557
Stockholders' equity                     20,963                                 21,668
                                      ---------                               ---------
  Total liabilities and
stockholders' Equity                  $ 501,387                               $478,225
                                      =========                               =========

Net interest income                                 $ 1,902                                  $ 1,939
                                                    ========                                 ========
Interest rate spread                                               1.45%                                    1.48%
                                                                ========                                   ======
Net interest margin                                                1.57%                                    1.68%
                                                                ========                                   ======


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

                                               THREE MONTHS ENDED
                                            JUNE 30, 2003 COMPARED TO
                                                  JUNE 30, 2002
                                 -----------------------------------------------
                                             CHANGE ATTRIBUTABLE TO
                                 -----------------------------------------------
                                      VOLUME          RATE           TOTAL
                                 -----------------------------------------------
                                                 (IN THOUSANDS)

Real estate loans                     $ 211          $ (287)        $  (76)
Consumer loans                          123             (64)            59
Commercial business loans                70             (72)            (2)
                                      ------        --------        -------
      Total loans                       404            (423)           (19)
Investments                             (74)           (219)          (293)
Mortgage-backed securities               26            (175)          (149)
                                      ------        --------        -------
Total interest-earning assets         $ 356          $ (817)        $ (461)
                                      ======        ========        =======

Savings accounts                      $  19          $  (16)        $    3
Now and money market accounts            34            (143)          (109)
Certificates of deposit                  59            (371)          (312)
                                      ------        --------        -------
  Total deposits                        112            (530)          (418)
FHLB advances                            85            (157)           (72)
Other borrowings                         12              54             66
                                      ------        --------        -------
Total interest-bearing liabilities      209            (633)          (424)
                                      ======        ========        =======
Change in net interest income         $ 147         $  (184)         $ (37)
                                      ======        ========        =======

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

      Non-performing assets were $1.8 million or 0.35% of total assets at June 30, 2003, compared to $380,000 or 0.08% at June 30, 2002, with $1.3 million classified as substandard, $483,000 classified as doubtful and $54,000 as real estate owned. While non-performing assets increased $1.5 million from the comparable period one year ago, the provision for loan losses decreased $44,000. The increase in non-performing assets from the year ago period was due to the non-performing status of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

      NON-INTEREST INCOME. Non-interest income increased $2.2 million during the three months ended June 30, 2003, over the comparable period one year ago. That increase was primarily the result of an increase in gain on sale of loans coupled with increases of $25,000 and $74,000 in service fees on loans and on deposits, respectively. Those increases were offset by a decrease in gain on sale of investment securities of $30,000 from the comparable period one year ago. The level of gain on sale of loans during the three months ended June 30, 2003 resulted from the company taking advantage of an increase in loan origination volume and sales, with margins being greater than those in the year-ago period. The following table presents a comparison of the components of non-interest income.


                                                                                    Difference
----------------------------------------------------------------------------------------------------
Three Months Ended June 30,                      2003             2002           Amount        %
----------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Non-interest income:

   Gain on sale of loans                       $ 4,067        $ 1,939        $ 2,128        109.75%
   Service fees on loans                           137            112             25         22.32
   Service fees on deposits                        196            122             74         60.66
   Gain on sale of investment securities            51             81            (30)       (37.04)
   Loss on sale of real estate owned                (9)             -             (9)            -
   Other operating income                           (1)             5             (6)        (1.20)
----------------------------------------------------------------------------------------------------
      Total non-interest income                $ 4,441        $ 2,259        $ 2,182         96.59%
====================================================================================================


      NON-INTEREST EXPENSE. Non-interest expense increased $2.1 million from $3.9 million for the three months ended June 30, 2002 to $6.0 million for the comparable period in the current year. The increase was primarily attributable to a $1.7 million increase in the mortgage company's non-interest expense from the comparable period one year ago, as a result of increased loan origination and sales. The increase in the bank's non-interest expense was a modest $374,000 distributed over various non-interest categories. The increase at the mortgage company level was primarily in compensation, other operating expenses, professional services, advertising, occupancy and furniture fixtures and equipment of $1.3 million, $110,000, $110,000, $108,000, $25,000 and $27,000, respectively. The following table presents a comparison of the components of non-interest expense.


                                                                             Difference
----------------------------------------------------------------------------------------------
Three Months Ended June 30,                     2003           2002        Amount       %
----------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Non-interest expense:

    Compensation and employee benefits        $ 3,264        $ 1,843      $ 1,421      77.10%
    Occupancy                                     494            436           58      13.30
    Professional services                         370            211          159      75.36
    Advertising                                   405            250          155      62.00
    Deposit insurance premium                      12             11            1       9.09
    Furniture, fixtures and equipment             282            210           72      34.29
    Data processing                               342            304           38      12.50
    Other operating expense                       810            654          156      23.85
----------------------------------------------------------------------------------------------
Total non-interest expense                    $ 5,979        $ 3,919      $ 2,060      52.56%
==============================================================================================


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


Contractual Commitments and Obligations

----------------------------------------------------------------------------------------------------------------
                                                        Less Than        Two -      Four - Five     After Five
                                         Total           One Year      Three Years      Years          Years
-----------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
FHLB Advances (1)                       $ 124,150      $  99,150       $      -       $     -        $ 25,000
Reverse repurchase agreements              84,396         84,396              -             -               -
Operating leases                            9,671          1,427          2,539         2,234           3,471
-----------------------------------------------------------------------------------------------------------------
  Total obligations                     $ 218,217      $ 184,973       $  2,539       $ 2,234        $ 28,471
=================================================================================================================
(1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.

Other Commercial Commitments

-----------------------------------------------------------------------------------------------------------------
                                                        Less Than        Two -      Four - Five     After Five
                                         Total           One Year      Three Years      Years          Years
-----------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)

Certificate of deposit maturities (1)   $ 179,229      $ 105,331       $ 56,375       $ 17,430       $     93
Loan originations                         153,866        153,866              -              -              -
Unfunded lines of credit                   90,486         90,486              -              -              -
Standby letters of credit                     377            377              -              -              -
-----------------------------------------------------------------------------------------------------------------
  Total                                 $ 423,958      $ 350,060       $ 56,375       $ 17,430       $     93
=================================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.


             COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
                      ENDED JUNE 30, 2003 AND JUNE 30, 2002

      NET INCOME. For the nine months ended June 30, 2003, the company had net earnings of $1.2 million or $0.34 per diluted share, compared to net earnings of $496,000 or $0.16 per diluted share for the nine months ended June 30, 2002. The $718,000 increase in net earnings over the comparable period one-year ago was primarily due to increases in net interest income, and non-interest income. Those increases exceeded increases in the provision for loan losses and in non-interest expense. The reduction in interest rates coupled with the continued growth of the bank has led to an improvement in both net interest income and non-interest income.

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

      The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                  Difference
--------------------------------------------------------------------------------
Nine Months Ended June 30,         2003             2002      Amount        %
--------------------------------------------------------------------------------
                                              (dollars in thousands)
Interest income:
   Loans                        $ 10,900       $ 10,209       $  691       6.77%
   Investments                     5,117          5,706         (589)    (10.32)
--------------------------------------------------------------------------------
Total                             16,017         15,915          102       0.64
--------------------------------------------------------------------------------

Interest expense:
   Deposits                        5,140          6,463       (1,323)    (20.47)
   Borrowings                      4,753          3,588        1,165      32.47
--------------------------------------------------------------------------------
Total                              9,893         10,051         (158)     (1.57)
--------------------------------------------------------------------------------
Net interest income             $ 6,124        $  5,864       $  260       4.43%
================================================================================

      Our growth in net interest income for the nine months ended June 30, 2003 was due primarily to a $79.1 million increase in the bank's average interest earning assets, offset in part by a 24 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.91% for the nine months ended June 30, 2002 to 1.67% for the nine months ended June 30, 2003. The decrease in net interest margin resulted from a charge of $1.3 million representing payments made on certain interest rate swap and cap agreements that took effect during the nine months ended June 30, 2003 compared to a charge of $318,000 in the comparable period one year ago. That decrease was offset by increases in average interest earning assets exceeding increases in average interest bearing liabilities by $527,000 and was offset in part by the yield earned on interest earning assets declining 18 basis points more than the average cost of funds on interest bearing liabilities.

      INTEREST INCOME. Interest income for the nine months ended June 30, 2003 increased $102,000 compared to the nine months ended June 30, 2002 primarily as a result of an increase in the average outstanding balances of loans and investment securities. That increase was partially offset by a decrease of 81 basis points in the average yields earned on loans and investment securities.

      INTEREST EXPENSE. The $158,000 decrease in interest expense for the nine months ended June 30, 2003 compared to the 2002 period was principally the result of a 63 basis point decrease in the cost of funds on average deposits and borrowed funds. That decrease in the cost of those funds was partially offset by a $78.6 million increase in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 111 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset by an increase of $36.0 million of certificates, savings and NOW and money market accounts, or 15.04%, from $239.2 million for the nine months ended June 30, 2002 to $275.2 million for the nine months ended June 30, 2003.

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


                                                             FOR THE NINE MONTHS ENDED JUNE 30,
                                       --------------------------------------------------------------------------------
                                                          2003                                    2002
                                       --------------------------------------- ----------------------------------------
                                                       INTEREST                             INTEREST       AVERAGE
                                          AVERAGE      INCOME/      AVERAGE     AVERAGE     INCOME/        YIELD/
                                          BALANCE      EXPENSE     YIELD/RATE   BALANCE     EXPENSE         RATE
                                       --------------------------------------- ----------------------------------------
ASSETS:                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                     $186,679     $ 7,787        5.56%     $156,829     $ 7,488         6.37%
   Consumer loans                          62,979       1,924        4.07        47,051       1,650         4.68
   Commercial business loans               31,978       1,189        4.96        21,479       1,071         6.65
                                       -----------    --------    ---------    ---------    --------       ------
      Total loans                         281,636      10,900        5.16       225,359      10,209         6.04

Investment securities                     162,769       3,793        3.11       150,177       4,340         3.85
Mortgage-backed securities                 44,858       1,324        3.94        34,644       1,366         5.26
                                       -----------    --------    ---------    ---------    --------       ------
      Total interest-earning assets       489,263      16,017        4.36       410,180      15,915         5.17
                                                      --------    ---------                 --------       ------
Non-earning assets                         16,565                                15,806
                                       -----------                             ---------
  Total assets                           $505,828                              $425,986
                                       ===========                             =========

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
  Savings accounts                       $  9,193          96        1.39      $  5,412          85         2.09
  Now and money market accounts            77,710         847        1.45        74,125       1,266         2.28
  Certificates of deposit                 188,271       4,197        2.97       159,671       5,112         4.27
                                       -----------    --------    ---------    ---------    --------       ------
     Total deposits                       275,174       5,140        2.49       239,208       6,463         3.60

  FHLB advances                           103,907       2,023        2.60        92,202       2,222         3.21
  Other borrowings                         85,125       2,730        4.28        54,240       1,366         3.36
                                       -----------    --------    ---------    ---------    --------       ------
  Total interest-bearing liabilities      464,206       9,893        2.84       385,650      10,051         3.47
                                                      --------    ---------                 --------       ------


Noninterest-bearing liabilities:
Noninterest-bearing demand deposits        17,359                                13,236
Other liabilities                           3,494                                 5,614
                                       -----------                             ---------
  Total liabilities                       485,059                               404,500
Stockholders' equity                       20,769                                21,486
                                       ===========                             =========
  Total liabilities and stockholders'
   equity                                $505,828                              $425,986
                                       ===========                             =========

Net interest income                                    $6,124                               $ 5,864
                                                      ========                              ========
Interest rate spread                                                  1.52%                                 1.70%
                                                                  =========                                ======
Net interest margin                                                   1.67%                                 1.91%
                                                                  =========                                ======



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



                                                             NINE MONTHS ENDED
                                                        JUNE 30, 2003 COMPARED TO
                                                               JUNE 30, 2002
                                             -----------------------------------------------
                                                           CHANGE ATTRIBUTABLE TO
                                             -----------------------------------------------
                                                 VOLUME             RATE           TOTAL
                                             -----------------------------------------------
                                                              (IN THOUSANDS)
Real estate loans                               $ 1,425           $(1,126)       $   299
Consumer loans                                      559              (285)           274
Commercial business loans                           523              (405)           118
                                             ---------------   --------------   ------------
      Total loans                                 2,507            (1,816)           691
Investments                                         364              (911)          (547)
Mortgage-backed securities                          403              (445)           (42)
                                             ---------------   --------------   ------------
Total interest-earning assets                   $ 3,274           $(3,172)          $102
                                             ===============   ==============   ============

Savings accounts                                $    59           $   (48)       $    11
Now and money market accounts                        61              (480)          (419)
Certificates of deposit                             916            (1,831)          (915)
                                             ---------------   --------------   ------------
  Total deposits                                  1,036            (2,359)        (1,323)
FHLB advances                                       282              (481)          (199)
Other borrowings                                    778               586          1,364
                                             ---------------   --------------   ------------
Total interest-bearing liabilities              $ 2,096           $(2,254)       $  (158)
                                             ===============   ==============   ============
Change in net interest income                   $ 1,178           $  (918)       $   260
                                             ===============   ==============   ============


      PROVISION FOR LOAN LOSSES. The provision for loan losses increased from $539,000 during the nine months ended June 30, 2002 to $779,000 during the nine months ended June 30, 2003 as management took a more aggressive posture in assessing collectibility of a commercial business loan with $443,000 being classified as substandard and $483,000 classified as doubtful. With the collectibility of the above mentioned loan in doubt, net charge-offs increased from $14,000 during the nine months ended June 30, 2002 to $729,000 during the nine months ended June 30, 2003.

      NON-INTEREST INCOME. Non-interest income increased $5.9 million during the nine months ended June 30, 2003, over the comparable period one year ago. That increase was primarily the result of the increase in gain on sale of loans and service charges on deposits and loans, offset by an $115,000 decrease in gain on sales of investment securities. The significant level of gains during the nine months ended June 30, 2003 resulted from the company taking advantage of increased loan origination volume coupled with home loan refinancing and a favorable interest rate environment which enabled the company to sell loans through Greater Atlantic Mortgage at a gain.

         The following table presents a comparison of the components of non-interest income.


                                                                                        Difference
-----------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                      2003             2002           Amount               %
-----------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Non-interest income:
   Gain on sale of loans                       $ 11,327         $ 5,753         $ 5,574             96.89%
   Service fees on loans                            537             349             188             53.87
   Service fees on deposits                         581             355             226             63.66
   Gain on sale of investment securities             35             150            (115)           (76.67)
   Loss on sale of real estate owned                 (9)              -              (9)                -
   Other operating income                            13               5               8            160.00
-----------------------------------------------------------------------------------------------------------
      Total non-interest income                $ 12,484         $ 6,612         $ 5,872             88.81%
===========================================================================================================

      During the nine months ended June 30, 2003, the mortgage company originated $502.8 million in mortgage loans for sale compared to $283.2 million originated in the comparable period one year ago. The $219.6 million increase in loan originations was largely attributable to decreases in interest rates and increases in home mortgage refinancings. During the period, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Loan sales for the nine months ended June 30, 2003 amounted to $506.5 million compared to sales of $295.5 million during the comparable period one year ago. Sales of loans resulted in gains of $11.3 million and $5.8 million for the nine months ended June 30, 2003 and 2002, respectively.

      NON-INTEREST EXPENSE. Non-interest expense for the nine months ended June 30, 2003, amounted to $16.6 million, an increase of $5.2 million or 45.38% from the $11.4 million incurred in the nine months ended June 30, 2002. The increase was primarily attributable to a $4.4 million increase in the mortgage banking subsidiary's non-interest expense. Non-interest expenses of the Bank increased $803,000 from the comparable period one year ago. The increase in the mortgage banking subsidiary's non-interest expense was primarily in compensation of $3.6 million, professional services of $195,000, occupancy of $66,000 advertising of $134,000, furniture, fixtures and equipment of $51,000, data processing of $28,000 and other operating expense of $289,000. The bank's increases were primarily in compensation, occupancy, professional services, furniture fixtures and equipment, data processing and other operating expense.

         The following table presents a comparison of the components of non-interest expense.


                                                                                Difference
--------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                       2003         2002          Amount         %
--------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits         $  9,405      $  5,575        $ 3,830       68.70%
   Occupancy                                     1,467         1,318            149       11.31
   Professional services                           846           526            320       60.84
   Advertising                                     786           637            149       23.39
   Deposit insurance premium                        35            32              3        9.38
   Furniture, fixtures and equipment               819           621            198       31.88
   Data processing                                 967           846            121       14.30
   Other operating expense                       2,290         1,874            416       22.20
--------------------------------------------------------------------------------------------------
Total noninterest expense                     $ 16,615      $ 11,429        $ 5,186       45.38%
==================================================================================================

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

      The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $217.7 million or 41.25% of total assets.

      The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the nine months ended June 30, 2003, the bank's loan purchases and originations totaled $135.2 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $66.1 million for the nine months ended June 30, 2003.

      The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2003, the bank had $124.2 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $87.1 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

      At June 30, 2003, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $244.7 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2003, totaled $48.4 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

ITEM 3.  CONTROLS AND PROCEDURES

      (a). Evaluation of disclosure controls and procedures.  The company
      ------------------------------------------------------
maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures at June 30, 2003, the Chief Executive and Chief Financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

      (b). Changes in internal control.  The company made no significant changes
      ---------------------------------
in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

      The interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At June 30, 2003, we held an aggregate notional value of $107 million of caps and pay-fixed interest rate swaps. None of the interest rate caps had strike rates that were in effect at June 30, 2003, as current LIBOR rates were below the strike rates.

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

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings
Not applicable.

Item 2.    Changes in Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
        (a) Greater Atlantic Financial Corp. annual Stockholder's Meeting was held on April 9, 2003.
        (b)  Omitted per instructions
        (c) A brief description of each matter voted upon at the Annual Stockholder's Meeting held on April 9, 2003 and number of votes cast for, against or withheld

             1. Election of Directors.
                                       Votes For   Votes Against  Votes Withheld
                                       ---------   -------------  --------------
                  Paul Cinquegrana     2,621,019         0             15,700
                  Jeffrey W. Ochsman   2,621,019         0             15,700

        In addition to Paul Cinquegrana and Jeffrey W. Ochsman the terms of office of Directors Jeffrey M. Gitelman, Charles W. Calomiris, Carroll E. Amos and James B. Vito continued after the meeting.

             2. Election of BDO Seidman, LLP as Independent Auditor.
                                       Votes For   Votes Against  Votes Withheld
                                       ---------   -------------  --------------
                                       2,630,619       400              5,700

Item 5.    Other Information
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
        (a) Exhibits
        11.0    Statement Regarding Computation of Per Share Earnings
        31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
        32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
        32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K
        On July 31, 2003 the Company filed a Form 8-K to disclose that the Company issued a press release to announce the company's third quarter earnings.

                        GREATER ATLANTIC FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GREATER ATLANTIC FINANCIAL CORP.
                               -------------------------------------------------
                                         (Registrant)


                               By: /s/ Carroll E. Amos
                               -------------------------------------------------
                               Carroll E. Amos
                               President and Chief Executive Officer



                               By: /s/ David E. Ritter
                               -------------------------------------------------
                               David E. Ritter
                               Senior Vice President and Chief Financial Officer


                               Date: August 12, 2003

                                   EXHIBIT 11

       STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE - (UNAUDITED)


                                               For the Three Months Ended         For the Nine Months Ended
                                                        June 30,                           June 30,
                                             -------------------------------    ------------------------------
(dollars in thousands except per                 2003             2002              2003             2002
          share amounts)
----------------------------------------     ------------      -------------    ------------      ------------
Net earnings                                       $ 299             $ 169          $ 1,214             $ 496
Effect of conversion of preferred                    100                 -              300                 -
securities
Diluted earnings per share                           399               169            1,514               496
Weighted average common shares
outstanding                                    3,012,434         3,012,434        3,012,434         3,009,742
Effect of conversion of preferred
securities                                     1,371,429                 -        1,371,429                 -
Common stock equivalents due to
dilutive effect of stock options                  30,059            24,159           28,839            21,204

Total weighted average common shares
and common share equivalents
outstanding                                    4,413,922         3,036,593        4,412,702         3,030,946
Basic earnings (loss) per common share             $0.10             $0.06            $0.40             $0.16
Diluted earnings (loss) per common
share                                              $0.09             $0.06            $0.34             $0.16


                                  EXHIBIT 31.1
                                 CERTIFICATIONS

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


                      By:/s/ Carroll E. Amos
                         -------------------------
                         Carroll E. Amos
                         President and Chief Executive Officer

                         Date:  August 12, 2003

                                  EXHIBIT 31.2
                                 CERTIFICATIONS

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

                      By:/s/ David E. Ritter
                         -------------------------
                         David E. Ritter
                         Senior Vice President and
                         Chief Financial Officer

                         Date:  August 12, 2003

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Greater Atlantic Financial Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carroll E. Amos, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

A. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.



                                      By:/s/ Carroll E. Amos
                                      ------------------------------------------
                                      Carroll E. Amos
                                      President and Chief Executive Officer

                                      Date:  August 12, 2003

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                                   AS ADDED BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Greater Atlantic Financial Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David E. Ritter Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

A. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

B. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.





                                      By: /s/ David E. Ritter
                                      ------------------------------------------
                                      David E. Ritter
                                      Senior Vice President and
                                      Chief Financial Officer


                                      Date:  August 12, 2003