Form 10KSB
period 2003-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2003-12-29
CIK 1082735

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467

                        GREATER ATLANTIC FINANCIAL CORP.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        54-1873112
         --------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

10700 PARKRIDGE BOULEVARD, SUITE P50                    703-391-1300
       RESTON, VIRGINIA 20191                           ------------
       ----------------------                   (Registrant's Telephone Number,
(Address of Principal Executive Offices)              Including Area Code)
              (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $39,867,579.

As of December 17, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of the specified date within the last 60 days was $23,776,539.

    As of December 17, 2003, there were 3,012,434 shares of the registrant's
              Common Stock, par value $0.01 per share, outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003. (Part II and IV)
2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)


                                        INDEX

PART I                                                                         Page
                                                                               ----
Item 1.         Description of Business.....................................     3
                Business....................................................     3
                Market Area and Competition.................................     3
                Market Risk.................................................     3
                Lending Activities..........................................     3
                Asset Quality...............................................     7
                Allowance for Loan Losses...................................     8
                Investment Activities.......................................    11
                Sources of Funds............................................    14
                Subsidiary Activities.......................................    16
                Personnel...................................................    16
                Regulation and Supervision..................................    17
                Federal and State Taxation..................................    23
Item 2.         Description of Property.....................................    25
Item 3.         Legal Proceedings...........................................    26
Item 4.         Submission of Matter to a Vote of Security Holders..........    26

PART II
Item 5.         Market for Registrant's Common Equity and Related Stockholder
                Matters.....................................................    26
Item 6.         Selected Financial Data.....................................    26
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................    26
Item 8.         Consolidated Financial Statements and Supplementary
                Information.................................................    26
PART III
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................    26
Item 10.        Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16 (A) of the Exchange Act..........    26
Item 11.        Executive Compensation......................................    26
Item 12.        Security Ownership of Certain Beneficial Owners and Management  27
Item 13.        Certain Relationships and Related Transactions..............    27
PART IV
Item 14.        Controls and Procedures.....................................    27
Item 15.        Exhibits, and Reports on Form 8-K...........................    27
SIGNATURES      ............................................................    28
CERTIFICATIONS  ............................................................    29

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

MARKET RISK

      Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 16 of Notes to Consolidated Financial Statements.

      Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

LENDING ACTIVITIES

      General. Net loans receivable at September 30, 2003 were $242.3 million, a decrease of $5.8 million or 2.35% from the $248.1 million held at September 30, 2002. The decrease in loans consisted of real estate loans secured by first mortgages on residential properties. Loans held for sale, net, amounted to $6.6 million at September 30, 2003 compared to $14.6 million at September 30, 2002, a decrease of $8.0 million. That decrease resulted primarily from the decline in single-family loans and commercial business loans purchased of $50.2 million, offset in part by increases in the origination of single-family, commercial real estate, consumer loans and the origination of commercial business loans for the bank's portfolio, resulting in a decrease of $23.6 million or 11.81% in the aggregate of loans originated and purchased for the bank's portfolio.

      The following table sets forth the bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                       For the Years Ended
                                                                          September 30,
                                                                        -----------------
                                                                          2003     2002
                                                                        -------- --------
                                                                         (in thousands)
Total loans at beginning of period (1).............................   $273,646    $191,431
Originations of loans for investment:
   Single-family residential.......................................     58,245      91,333
   Multifamily.....................................................      1,465           -
   Commercial real estate..........................................     14,819       3,715
   Construction....................................................      8,489      15,021
   Land loans......................................................     11,108       7,042
   Second trust....................................................          -         652
   Commercial business.............................................     31,790      29,799
   Consumer........................................................     49,975      51,893
                                                                      --------    --------
      Total originations and purchases for investment..............    175,891     199,455
   Loans originated for resale by Greater Atlantic Bank............          -       1,135
   Loans originated for resale by Greater Atlantic Mortgage........    722,121     424,280
                                                                      --------    --------
Total originations.................................................    898,012     624,870
Repayments.........................................................   (184,386)   (117,644)
Sale of loans originated for resale by Greater Atlantic Bank.......          -      (1,241)
Sale of loans originated for resale by Greater Atlantic Mortgage...   (730,025)   (423,770)
                                                                      --------    --------
Net activity in loans..............................................    (16,399)     82,215
                                                                      --------    --------
Total loans at end of period (1)...................................   $257,247    $273,646
                                                                      ========    ========

(1)  Includes loans held for sale of $6.6 million and $14.6 million at September 30, 2003 and 2002, respectively.





      LOAN PORTFOLIO.  The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                  At September 30,
                                                          ---------------------------------
                                                                2003             2002
                                                          ---------------- ----------------
                                                                       % of                      % of
                                                                       Total                     Total
                                                           Amount      Loans        Amount       Loans
                                                          --------    -------      --------     -------
                                                               (dollars in thousands)
Mortgage loans:
   Single-family(1)...................................   $ 95,818      38.20%      $122,143      47.11%
   Multi-family.......................................      1,445       0.58            536       0.21
   Construction.......................................     11,996       4.78         18,993       7.32
   Commercial real estate.............................     20,533       8.19         18,932       7.30
   Land...............................................     17,258       6.88          9,947       3.84
                                                         --------    -------       --------    -------
      Total mortgage loans............................    147,050      58.63        170,551      65.78
                                                         --------    -------       --------    -------
Commercial business and consumer loans:
   Commercial business................................     39,043      15.57         28,880      11.14
   Consumer:
      Home equity.....................................     63,888      25.47         58,531      22.58
      Automobile......................................        428       0.17            771       0.30
      Other...........................................        409       0.16            533       0.20
                                                         --------    -------       --------    -------
         Total commercial business and
          consumer loans..............................    103,768      41.37         88,715      34.22
                                                         --------    -------       --------    -------
      Total loans.....................................    250,818     100.00%       259,266     100.00%
                                                                     =======                   =======
Less:
   Allowance for loan losses..........................     (1,550)                   (1,699)
   Loans in process...................................     (8,394)                  (11,103)
   Unearned premium...................................      1,379                     1,617
                                                         --------                  --------
        Loans receivable, net.........................   $242,253                  $248,081
                                                         ========                  ========

      (1) Includes loans secured by second trusts on single-family residential property.

      LOAN MATURITY. The following table shows the remaining contractual maturity of the bank's total loans at September 30, 2003. Loans that have adjustable rates are shown as amortizing when the interest rates are next subject to change. The table does not include the effect of future principal prepayments.


                                                               At September 30, 2003
                                                     -----------------------------------------
                                                                   Multi-    Commercia
                                                       One- to   Family and  Business
                                                         Four-   Commercial     and     Total
                                                        Family   Real Estate Consumer   Loans
                                                       --------- ----------  --------- ---------
                                                                  (in thousands)
Amounts due in:
   One year or less..............................     $  30,158   $ 11,664  $  84,356  $126,178
   After one year:
   More than one year to three years.............        27,306      4,199      2,715    34,220
   More than three years to five years...........        12,512      2,989      4,869    20,370
   More than five years to 15 years..............        23,484      7,789      2,624    33,897
   More than 15 years............................        18,382        173      9,204    27,759
                                                      ---------   --------  ---------  --------
      Total amount due...........................     $ 111,842   $ 26,814  $ 103,768  $242,424
                                                      =========   ========  =========  ========

      The following table sets forth, at September 30, 2003, the dollar amount of loans contractually due after September 30, 2004, identifying whether such loans have fixed interest rates or adjustable interest rates. At September 30, 2003, the bank had $19.1 million of construction, acquisition and development, land and commercial business loans that were contractually due after September 30, 2004.


                                          Due After September 30, 2004
                                          ----------------------------
                                           Fixed    Adjustable Total
                                          --------  --------- --------
                                                 (in thousands)

Real estate loans:
   One- to four-family.................... $39,502    $42,182  $81,684
   Multi-family and commercial............   3,760     11,391   15,151
                                          --------  --------- --------
      Total real estate loans.............  43,262     53,573   96,835
Commercial business and consumer loans....   3,067     16,344   19,411
                                          --------  --------- --------
      Total loans......................... $46,329    $69,917 $116,246
                                          ========  ========= ========

      ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2003, the bank's one- to four-family mortgage loans totaled $95.8 million, or 38.20% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 56.03% were fixed- rate loans and 43.97% were ARM loans.

      CONSTRUCTION AND DEVELOPMENT LENDING. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing land for sale. At September 30, 2003, construction and development loans (including land loans) totaled $29.3 million, or 11.66%, of the bank's total loans, of which, land loans totaled $17.3 million, or 6.88% of total loans. Such loans are secured by a lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate generally based on the prime rate as reported in The Wall Street Journal. All the bank's land loans are secured by property in its primary market area.

      MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located primarily in the bank's market area. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 2003 was $22.0 million, or 8.77% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 2003, was a $4.0 million commercial real estate loan secured by real property in Scottsdale, Arizona.

      COMMERCIAL BUSINESS LENDING. At September 30, 2003, the bank had $39.0 million in commercial business loans which amounted to 15.57% of total loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and generally indexed to the prime rate as published in The Wall Street Journal.

      CONSUMER LENDING. Consumer loans at September 30, 2003 amounted to $64.7 million or 25.80% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and loans on new and used automobiles. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

      The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's home equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 2003, these loans totaled $63.9 million or 25.47% of the bank's total loans and 61.57% of commercial business and consumer loans. Other types of consumer loans, primarily consisting of secured and unsecured personal loans and new and used automobile loans, totaled $837,000, or 0.33% of the bank's total loans and 0.81% of commercial business and consumer loans at September 30, 2003.

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

      The bank's management reviews and classifies the bank's assets on a regular basis and the board of directors reviews management's reports on a quarterly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 2003, the bank had $1.1 million of loans designated as Substandard which consisted of two commercial business loans, five residential loans, one commercial real estate loan, and one land loan. At that same date, the bank had $372,000 of assets classified as Doubtful, consisting of one commercial business loan. At September 30, 2003, the bank had no loans classified as Loss. As of September 30, 2003, the bank also had two residential loans, one construction loan, one consumer loan and one home equity loan, totaling $1.0 million, designated as Special Mention.

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

                                                                         September 30,
                                                                    ------------------------
                                                                         2003        2002
                                                                    ------------  -----------
                                                                     (dollars in thousands)

Mortgage loans:
   Single-family....................................                    $  637     $ 388
   Commercial real estate...........................                        31        21
   Land.............................................                        34         -
   Commercial business..............................                       716        45
   Consumer.........................................                         -         -
                                                                        -------   -------
Total non-accrual loans.............................                     1,418       454
REO.................................................                         -         -
                                                                        -------   -------
Total non-performing assets.........................                    $1,418     $ 454
                                                                        =======   =======

Non-performing loans to total loans held for investment...............    0.57%     0.18%
                                                                        =======   =======
Total non-performing assets to total assets, at period end............    0.28%     0.09%
                                                                        =======   =======

      During the year ended September 30, 2003, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $106,000.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. There can be no assurance that the bank will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance. As of September 30, 2003, the bank's allowance for loan losses amounted to $1.6 million or 0.31% of total loans. While the allowance for loan losses to total non-performing loans at September 30, 2003 is 109.31%, the allowance as a percentage of total loans decreased 0.35%, from 0.66% at September 30, 2002 to 0.31% at September 30, 2003. The decrease resulted notwithstanding a $8.4 million decrease in total loans, from $259.3 million at September 30, 2002 to $250.8 million at September 30, 2003. The increase in non-performing assets from the year ago period was due to the non-performing status of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.



      The following table sets forth activity in the bank's allowance for loan losses.

                                                    At or For the Years Ended
                                                          September 30,
                                                   ----------------------------
                                                      (dollars in thousands)
                                                         2003         2002
                                                   -------------- -------------
Balance at beginning of period......................... $ 1,699   $   810
Provisions.............................................     855       968
Dominion reserves......................................       -         -

Total charge-offs......................................  (1,020)      (98)
Total recoveries.......................................      16        19
                                                        --------  --------
Net charge-offs........................................  (1,004)      (79)
Balance at end of period............................... $ 1,550   $ 1,699
                                                        ========  ========
Ratio of net charge-offs during the period
   to average loans outstanding during the period......    0.36%     0.03%
                                                        ========  ========
Allowance for loan losses to total non-performing
    loans at end of period.............................  109.31%   374.23%
                                                        ========  ========
Allowance for loan losses to total loans...............    0.62%     0.66%
                                                        ========  ========

      The following table sets forth the bank's allowance for loan losses in each of the categories listed and the percentage of such amounts to the total allowance and the percentage of such amounts to total loans.

                                                                             At September 30,
                                                ----------------------------------------------------------------
                                                             2003                              2002
                                                -------------------------------    -----------------------------
                                                               Percent of                      Percent of
                                                            -------------------             --------------------
                                                              Total      Total                 Total       Total
                                                 Amount     Allowance    Loans     Amount    Allowance     Loans
                                                --------    ---------   -------    ------   -----------    -----
                                                                          (dollars in thousands)

Mortgage loans:
   Single-family.............................   $  141         9.10%      0.06     $  148       8.71%      0.06%
   Multi-family..............................       11         0.71          -          4       0.23          -
   Construction..............................       80         5.16       0.03         80       4.71       0.03
   Commercial real estate....................      208        13.42       0.08        219      12.89       0.08
   Land......................................      132         8.51       0.05         72       4.24       0.03
                                                ------     --------     ------     ------   --------     -------
      Total mortgage loans...................      572        36.90       0.23        523      30.78       0.20
                                                ------     --------     ------     ------   --------     -------
Commercial and Consumer:
   Commercial................................      770        49.68       0.31      1,005      59.15       0.39
   Consumer:
      Home equity............................      159        10.26       0.06        151       8.89       0.06
      Automobile.............................       13         0.84       0.01         20       1.18       0.01
                                                ------     --------     ------     ------   --------     ------
       Total commercial and consumer.........      942        60.78       0.38      1,176      69.22       0.46
                                                ------     --------     ------     ------   --------     ------
Unallocated..................................       36         2.32       0.01          -          -          -
                                                ------     --------     ------     ------   --------     ------
Total........................................   $1,550       100.00%      0.62     $1,699     100.00%      0.66%
                                                ======     ========     ======     ======   ========     ======

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

      At September 30, 2003, the bank had invested $86.7 million in mortgage-backed securities, or 17.37% of total assets, of which $85.8 million were classified as available-for-sale and $899,000 were classified as held-to-maturity. Investments in mortgage- backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

      The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment securities.

                                                      September 30,
                                     -------------------------------------------
                                               2003                 2002
                                     ---------------------   -------------------
                                                  Estimate             Estimated
                                       Amortized   Market   Amortized    Market
                                         Cost      Value       Cost       Value
                                       ---------  --------   --------   --------
                                                    (in thousands)
Available-for-sale:
   Corporate debt securities.........  $  2,892   $  2,918   $  1,902   $  1,890
   CMOs..............................     8,805      8,792     12,582     12,578
   U.S. Government securities........   113,431    113,862    127,554    127,702
                                      ---------   --------   --------   --------
      Total available-for-sale.......   125,128    125,572    142,038    142,170
                                      ---------   --------   --------   --------
Held-to-maturity:
   Corporate debt securities.........     1,012      1,094      1,020        933
   U.S. Government securities........    11,465     11,121     14,057     13,677
                                      ---------   --------   --------   --------
      Total held-to-maturity.........    12,477     12,215     15,077     14,610
                                      ---------   --------   --------   --------
      Total investment securities....  $137,605   $137,787   $157,115   $156,780
                                      =========   ========   ========   ========
Investment securities with:
   Fixed rates.......................  $  1,012   $  1,122   $  3,206   $  3,180
   Adjustable rates..................   136,593    136,665    153,909    153,600
                                      ---------   --------   --------   --------
      Total..........................  $137,604   $137,787   $157,115   $156,780
                                      =========   ========   ========   ========

      The following table sets forth information regarding the amortized cost and estimated market value of the bank's mortgage- backed securities.

                                                                September 30,
                                               ----------------------------------------------
                                                        2003                    2002
                                               ---------------------    ---------------------

                                                            Estimate                Estimated
                                                Amortized    Market     Amortized     Market
                                                  Cost       Value        Cost         Value
                                               ---------   ---------    --------    ---------
                                                                (in thousands)

Available for sale:
   FHLMC......................................  $ 11,477    $ 11,442     $ 17,350    $ 17,338
   FNMA.......................................    70,684      70,355       25,268      25,211
   GNMA.......................................     4,032       4,039        6,923       6,954
                                               ---------   ---------    ---------   ---------
      Total...................................    86,193      85,836       49,541      49,503
                                               ---------   ---------    ---------   ---------
Held-to-maturity:
   FHLMC......................................       444         455        1,199       1,212
   FNMA.......................................       455         468        1,410       1,437
                                               ---------   ---------    ---------   ---------
       Total Held-to-maturity..................      899         923        2,609       2,649
                                               ---------   ---------    ---------   ---------
       Total................................... $ 87,092    $ 86,759     $ 52,150    $ 52,152
                                               =========   =========    ========= ===========
Mortgage-backed securities with:
   Fixed rates................................. $  1,169    $  1,169     $  2,209    $  2,212
   Adjustable rates............................   85,923      85,590       49,941      49,940
                                               ---------   ---------    ---------   ---------
      Total...................................  $ 87,092    $ 86,759     $ 52,150    $ 52,152
                                               =========   =========    =========   =========
      Trading securities......................  $      -    $      -     $      -    $      -
                                               =========   =========    =========   =========

      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities available-for-sale and mortgage-backed securities available-for-sale.


                                                                          At September 30, 2003
                                  --------------------------------------------------------------------------------------------------
                                                        More than One         More than Five
                                   One Year or Less   Year to Five Years   Years to Ten Years     More than Ten Years        Total
                                  ------------------  ------------------   --------------------   ----------------------   ---------
                                           Weighted            Weighted           Weighted            Weighted             Weighted
                                  Carrying  Average   Carrying  Average  Carrying  Average  Carrying   Average  Carrying    Average
                                   Value     Yield     Value    Yield     Value     Yield     Value    Yield      Value      Yield
                                  -------  --------   -------   -------   -------  -------- --------  -------    -------    --------
                                                                     (dollars in thousands)

Investment securities
available-for-sale:
 Adjustable-rate securities:
   CMO's.......................    $     -       -%   $     -        -%  $     -        -%  $  8,792     2.42%   $ 8,792      2.42%
   Corporate debt..............          -       -          -        -         -        -      2,918     1.81      2,918      1.81
   U.S. Government agency......          -       -        592     5.29         -        -    113,270     4.60    113,862      4.60
                                   -------  ------    -------  -------   -------  -------   --------  -------    -------   -------
       Total...................          -       -        592     5.29         -        -    124,980     4.38    125,572      4.38
                                   -------  ------    -------  -------   -------  -------   --------  -------    -------   -------
 Fixed-rate:
   Corporate debt..............          -       -          -        -         -        -          -        -           -        -
   CMOs........................          -       -          -        -         -        -          -        -           -        -
                                   -------  ------    -------  -------   -------  -------   --------  -------    --------  -------
       Total...................          -       -          -        -         -        -          -        -           -        -
                                   -------  ------    -------  -------   -------  -------   --------  -------    --------  -------
Total investment securities
available-for-sale                       -       -        592     5.29         -        -    124,980     4.38     125,572     4.38
                                   -------  ------    -------  -------   -------  -------   --------  -------    --------  -------

Mortgage-backed securities
available-for-sale:
 Adjustable-rate securities:
   FNMA........................         75    3.51          -        -         -        -     69,336      3.82     69,411     3.82
   FHLMC.......................          -       -          -        -         -        -     11,431      4.63     11,431     4.63
   GNMA........................          -       -        114     5.63         -        -      3,925      4.53      4,039     4.56
                                   -------  ------    -------  -------   -------  -------   --------  --------   --------  -------
       Total...................         75    3.51        114     5.63         -        -     84,692      3.96     84,881     3.96
                                   -------  ------    -------  -------   -------  -------   --------  --------   --------  -------
 Fixed-rate:
   FNMA........................        148    8.00          -        -       796     9.09          -         -        944     8.92
   FHLMC.......................         11    7.46          -        -         -        -          -         -         11     7.46
                                   -------  ------    -------  -------   -------  -------   --------  --------   --------  -------
       Total...................        159    7.96          -        -       796     9.09          -         -        955     8.90
                                   -------  ------    -------  -------   -------  -------   --------  --------   --------  -------
Total mortgage-backed
securities available-for-sale..        234    6.54        114     5.63       796     9.09     84,692      3.96     85,836     4.02
                                   -------  ------    -------  -------   -------  -------   --------  --------   --------  -------
Total investments..............    $   234    6.54%   $   706     5.34%  $   796     9.09%  $209,672      4.21%  $211,408     4.23%
                                   =======  ======    =======  =======   =======  =======   ========  ========   ========  =======

      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities held-to-maturity and mortgage-backed securities held to maturity.


                                                                   At September 30, 2003
                                -------------------------------------------------------------------------------------------
                                                                       More than Five
                                                     More than One        Years to
                                One Year or Less   Year to Five Years    Ten Years   More than Ten Years       Total
                                ----------------   ------------------    ---------   ------------------- ------------------
                                         Weighted           Weighted         Weighted           Weighted           Weighted
                                Carrying  Average  Carrying  Average Carrying Average Carrying  Average  Carrying  Average
                                  Value    Yield    Value    Yield    Value   Yield     Value    Yield    Value     Yield
                                -------- -------  -------- -------  -------- -------  --------   ------  -------  --------
                                                                    (dollars in thousands)

Investment securities held-to-
maturity:
 Adjustable-rate securities:
   U.S. Government agency........  $    -      -%  $  828     5.12%  $   -       -%   $10,637     3.77%  $11,465    3.87%
                                   ------  -----   ------   ------   -----   -----    -------   ------   -------  ------
       Total.....................       -      -      828     5.12       -       -     10,637     3.77    11,465    3.87
                                   ------  -----   ------   ------   -----   -----    -------   ------   -------  ------
 Fixed-rate:
   Corporate debt................       -      -    1,012     7.15       -       -          -        -     1,012    7.15
                                   ------  -----   ------   ------   -----   -----    -------   ------   -------  ------
       Total........                    -      -    1,012     7.15       -       -          -        -     1,012    7.15
                                   ------  -----   ------   ------   -----   -----    -------   ------   -------  ------
Total investment securities
held-to-maturity.................       -      -    1,840     6.24       -       -     10,637     3.77    12,477    4.14
                                   ------  -----   ------   ------   -----   -----    -------   ------   -------  ------

Mortgage-backed securities
maturity:
 Adjustable-rate securities:
   FNMA..........................       -      -        -        -       -       -        250     6.34       250    6.34
   FHLMC.........................       -      -        -        -       -       -        444     5.92       444    5.92
                                   ------ ------   ------   ------   -----  ------    -------   ------   -------  ------
       Total.....................       -      -        -        -       -       -        694     6.07       694    6.07
                                   ------ ------   ------   ------   -----  ------    -------   ------   -------  ------
 Fixed-rate:
   FNMA..........................       -      -        -        -       -       -        205     6.50       205    6.50
                                   ------ ------   ------   ------   -----  ------    -------   ------   -------   -----
       Total.....................       -      -        -        -       -       -        205     6.50       205    6.50
                                   ------ ------   ------   ------   -----  ------    -------   ------   -------   -----
Total mortgage-backed securities
held-to-maturity.................       -      -        -        -       -       -        899     6.17       899    6.17
                                   ------ ------   ------   ------   -----  ------    -------   ------   -------   -----
Total held-to-maturity             $    -      -%  $1,840     6.24%  $   -       -%   $11,536     3.96%  $13,376    4.27%
investments......................  ====== ======   ======   ======   =====  ======    =======   ======   =======   ======


SOURCES OF FUNDS

      GENERAL. Deposits, loan repayments and prepayments, cash flows generated from operations, Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements are the primary sources of the bank's funds for use in lending, investing and for other general purposes.

      DEPOSITS. Because the bank has aggressively marketed its deposit products, expanded its branch network and used brokered deposits to fund its mortgage-banking activities, total deposits increased to $297.9 million at September 30, 2003 from $281.9 million at September 30, 2002, an increase of 5.68%. Certificates of deposit increased $9.0 million. The bank offers a variety of deposit accounts with a range of interest rates and terms. The bank's deposits consist of checking, money market, savings, NOW, certificate accounts and Individual Retirement Accounts. Of the funds deposited in the bank, 66.46% are in certificate of deposit accounts at September 30, 2003. At September 30, 2003, transaction-based accounts (savings, NOW, money market and noninterest bearing deposits) represented 33.54% of total deposits.

      At September 30, 2003, $126.2 million, or 63.74% of the bank's certificate of deposit accounts were to mature within one year.

      The following table sets forth the distribution and the rates paid on each category of the bank's deposits.


                                                             At September 30,
                                       -------------------------------------------------------------
                                                      2003                          2002
                                       -----------------------------       -------------------------
                                                   Percent of                    Percent of
                                                     Total     Rate                Total      Rate
                                        Balance     Deposits   Paid     Balance   Deposits    Paid
                                       ---------    --------   ----    ---------  --------   ------
                                                           (dollars in thousands)

Savings accounts......................  $ 11,893      3.99%    0.98%   $  8,393     2.98%     1.91%
Now and money market accounts.........    73,779     24.77     1.06      71,924    25.52      1.95
Certificates of deposit...............   197,961     66.46     2.46     188,953    67.03      3.02
Noninterest-bearing deposits:
    Demand deposits...................    14,243      4.78        -      12,607     4.47         -
                                        --------  --------   ------    --------   -------    ------
        Total deposits................  $297,876    100.00%    1.94%   $281,877   100.00%     2.58%
                                        ========  ========   ======    ========   =======    ======

      The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.


                                            At September 30, 2003
                                            ---------------------
                                             Amount        Rate
                                            --------     --------
                                           (dollars in thousands)
Balances maturing:
Three months or less.......................  $ 46,873      1.71%
Three months to one year...................    79,316      2.08
One year to three years....................    51,806      3.04
Over three years...........................    19,966      4.24
                                             --------    ------
      Total................................  $197,961      2.46%
                                             ========    ======

      At September 30, 2003, the bank had $70.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                           Weighed
                                                           Average
              Maturity Period                  Amount       Rate
------------------------------------------------------   -----------
                                              (dollars in thousands)

Three months or less..........................$ 27,336          1.43%
Over 3 through 6 months.......................  19,587          1.42
Over 6 through 12 months......................   9,685          2.15
Over 12 months................................  13,784          3.48
                                              --------      --------
      Total................................... $70,392          1.93%
                                              ========      ========

      BORROWINGS. FHLB advances amounted to $86.8 million at September 30, 2003, a decrease from the $96.5 million at September 30, 2002, and other borrowings (reverse repurchase agreements) amounted to $77.8 million, a decrease of $13.2 million compared to $91.0 million at September 30, 2002. During the fiscal year ended September 30, 2003, all reverse repurchase agreements represented agreements to repurchase the same securities. At September 30, 2003, borrowings consisted of FHLB advances and reverse repurchase agreements totaling $164.6 million.

      The following table sets forth information regarding the bank's borrowed funds:


                                                                        At or for the years ended
                                                                               September 30,
                                                                        -------------------------
                                                                          2003        2002
                                                                        --------   ----------
                                                                        (dollars in thousands)
FHLB Advances:
Average balance outstanding........................................     $102,868    $ 99,269
Maximum amount outstanding at any month-end during the period......      124,150     123,500
Balance outstanding at end of period...............................       86,800      96,500
Weighted average interest rate during the period...................         2.58%       3.10%
Weighted average interest rate at end of period....................         2.72%       3.12%

Reverse repurchase agreements:
Average balance outstanding........................................       86,225      68,577
Maximum amount outstanding at any month-end during the period......       89,850      95,577
Balance outstanding at end of period...............................       77,835      91,011
Weighted average interest rate during the period...................         4.31%       3.43%
Weighted average interest rate at end of period....................         1.25%       1.97%

SUBSIDIARY ACTIVITIES

      We have two subsidiaries; the bank and Greater Atlantic Capital Trust I. We established the Trust in January 2002 to issue certain convertible preferred securities which we completed in March 2002. See discussion of the Trust in Note 20 to the financial statements. The bank has one wholly-owned subsidiary, Greater Atlantic Mortgage Corporation, and, in furtherance of our community banking focus, we have expanded the operations of Greater Atlantic Mortgage in order to diversify our revenue stream and support our growth. The strategy of Greater Atlantic Mortgage is to originate mortgage loans for sale in the secondary market and to develop profitable niche mortgage products, such as Federal Housing Administration ("FHA") streamline refinancings and the origination of loans on condominiums in connection with the conversion of cooperative apartments to condominiums. Currently, the operations of Greater Atlantic Mortgage employ approximately 81 persons in Tysons Corner, Virginia and Rockville, Maryland. For the fiscal year ended September 30, 2003, Greater Atlantic Mortgage originated $722.1 million of single-family residential loans, respectively, the majority of which consisted of loans insured by the FHA or partially guaranteed by the Veterans Administration ("VA") which were pre-sold in the secondary market with servicing released.

PERSONNEL

      As of September 30, 2003, we had 157 full-time employees and 23 part-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

                              REGULATION AND SUPERVISION
GENERAL

      As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

      The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "FEDERAL SAVINGS INSTITUTION REGULATION - QTL TEST." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999, unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm- Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm- Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company=s savings association subsidiary continues to comply with the QTL Test. The Company does not qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under
Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

      A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

      Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

      Acquisition of the Company. Under the Federal Change in Bank Control Act (CIBCA), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL SAVINGS INSTITUTION REGULATION

      Business Activities. Federal law and regulations govern the activities of federal savings banks. Those laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

      Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

      The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk- weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At September 30, 2003, the Bank met each of its capital requirements.

      The Office of Thrift Supervision has authority to establish higher capital requirements when it deems that the circumstances of a particular institution so require.

      The following table presents the bank's capital position at September 30, 2003.

                                                                    Capital
                                                               -----------------
                                                   Excess
                             Actual Required Deficiency Actual Required Capital Capital Amount Percent Percent
                             -------   --------  ----------    -------- --------
                                          (dollars in thousands)

Tangible..................   $32,680    $ 7,476   $25,204        6.56%    1.50%
Core (Leverage)...........    32,680     19,936    12,744        6.56     4.00
Risk-based................    34,117     18,792    15,325       14.52     8.00

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

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2003, FICO payments for Savings Association Insurance Fund members approximated 1.75 basis points of assessable deposits.

      The Bank's assessment rate for the fiscal year 2003 was 1.52 basis points and the total assessment paid for this period (including the FICO assessment) was $46,072. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

      LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2003, Greater Atlantic's limit on loans to one borrower was $5.1 million, and Greater Atlantic's largest aggregate outstanding loan to one borrower was $4.7 million.

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

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2003, Greater Atlantic maintained 87% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

      ASSESSMENTS. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in Greater Atlantic's latest quarterly thrift financial report. The assessments paid by Greater Atlantic for the fiscal year ended September 30, 2003, totaled $107,625.

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


      The recently enacted Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

FEDERAL HOME LOAN BANK SYSTEM

      Greater Atlantic is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Greater Atlantic, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Greater Atlantic was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2003 of $4.3 million.

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

ITEM 2.     PROPERTIES

      We currently conduct our business from nine full-service banking offices and our administrative office. The following table sets forth certain information concerning the bank's offices as of September 30, 2003.


                                                                       Net Book Value
                                                                       of Property or
                                                Original                  Leasehold
                                                  Year      Date of      Improvements
Location                            Leased or   Leased or    Lease            at
                                      Owned     Acquired  Expiration   September 30, 2003
------------------------------------ --------   --------  ----------   ------------------
                                                                  (in thousands)

Administrative offices:
10700 Parkridge Boulevard
Reston, Virginia 20191..............  Leased      1998     01-31-11       $    394
Branch offices:
11834 Rockville Pike
Rockville, Maryland 20852...........  Leased      1998     06-15-05             99
8070 Ritchie Highway
Pasadena, Maryland 21122............  Leased      1998     08-31-08             18
153 Defense Highway
Annapolis, Maryland 21401...........  Owned       2000                         880
1025 Connecticut Avenue, N.W.
Washington, D.C. 20036..............  Leased      1998     07-31-08            154
46901 Cedar Lakes Plaza
Sterling, Virginia 20164............  Leased      1999     02-28-19            308
43086 Peacock Market Plaza
South Riding, Virginia 20152........  Leased      2000      6-30-15            301
1 South Royal Avenue
Front Royal, Virginia 22630.........  Owned       1977                         768
9484 Congress Street
New Market, Virginia 22844..........  Owned       1989                         443
2800 Valley Avenue
Winchester, Virginia 22601..........  Owned       1978                       1,826
Loan Office:
2200 Defense Highway
Crofton, Maryland 21114.............  Leased      2002     10-31-05              6
Greater Atlantic Mortgage offices:
8230 Old Courthouse Road
Vienna, Virginia 22182..............  Leased      1995     12-31-05             37
11300 Rockville Pike
Rockville, Maryland 20852...........  Leased      2001      1-31-06              1
2730 University Boulevard
Wheaton, Maryland 20902.............  Leased      2000      9-30-05              2
                                                                          --------
                        Total........................................     $  5,237
                                                                          ========

      The total net book value of the company's furniture, fixtures and equipment at September 30, 2003 was $7.9 million. The properties are considered by management to be in good condition.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 2003, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The above captioned information appears under "Market Information on page 24 " in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

      The above captioned information appears under "Selected Consolidated Financial and Other Date" on pages 6 and 7 of the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The above captioned information appears under "Management's Discussion and Analysis" on pages 8 through 24 in the Registrant's 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

      The Consolidated Financial Statements of Greater Atlantic Financial Corp. and subsidiary, together with the report thereon by BDO Seidman, LLP appear in the Registrant's 2003 Annual Report to Stockholders on pages 25 through 53 and are incorporated herein by reference.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with the Registrant's accountants on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers of the company concluded that the company's disclosure controls and procedures were adequate.

      (b) Changes in internal controls. The company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information related to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2004 on pages 5 and 6.

ITEM 11.  EXECUTIVE COMPENSATION

         The information related to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2004 on pages 8 and 9.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information related to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2004 on pages 3 and 5 through 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information related to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2004 on pages 11 and 12.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information related to the principal accountant fees and services is incorporated by reference to the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2004 on pages 13 and 14.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:

             (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 2003 Annual Report to Stockholders.

                                                                 PAGE
                                                                 ----

    Independent Auditor's Report                                  25

    Consolidated Statements of Financial Condition
      as of September 30, 2263 and 2002                           26

    Consolidated Statements of Operations for the
      Years Ended September 30, 2003 and 2002                     27

    Consolidated Statements of Comprehensive Income
      (Loss) for the Years Ended September 30, 2003
      and 2002                                                    28

    Consolidated Statements of Stockholders' Equity for the
      Years Ended September 30, 2003 and 2002                     28

    Consolidated Statements of Cash Flows for the Years
      Ended December September 30, 2003 and 2002                29-30

      Notes to Consolidated Financial Statements                31-53

      The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

             (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

             (3) Exhibits

                 3.1 Certificate of Incorporation of Greater Atlantic Financial Corp. and amendment thereto*
                 3.2  Bylaws of Greater Atlantic Financial Corp.*
                 4.1 Specimen Stock Certificate of Greater Atlantic Financial Corp.*
                10.1  Employment Agreement with Carroll E. Amos*
                10.2 Employment Agreement of T. Mark Stamm with Greater Atlantic Mortgage Corporation*
                10.3  Greater Atlantic Financial Corp. Deferred Compensation
                      Plan*
                10.4 Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan*
                13.1  Annual Report to Stockholders
                23.1  Consent of BDO Seidman, LLP
                31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                32.1  Section 1350 Certifications

             (b)  Reports on Form 8-K

                  None.

             * Incorporated by reference from the Form SB-2 filed with the Securities and Exchange Commission on April 13, 1999, Registration No. 333-76169

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GREATER ATLANTIC FINANCIAL CORP.

                                 By: /s/ Carroll E. Amos
                                     ------------------------
                                     Carroll E. Amos
                                     Chief Executive Officer,
                                     President and Director

                                 Dated: December 26, 2003

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dated indicated.


Name                            Title                          Date
----                            -----                          ----

/s/ Charles W. Calomiris        Chairman of the Board          December 26, 2003
------------------------
Charles W. Calomiris

/s/ Carroll E. Amos             Chief Executive Officer,       December 26, 2003
-------------------             President and Director
Carroll E. Amos

/s/ Paul J. Cinquegrana         Director                       December 26, 2003
-----------------------
Paul J. Cinquegrana

/s/ Jeffrey M. Gitelman         Director                       December 26, 2003
-----------------------
Jeffrey M. Gitelman

/s/ James B. Vito               Director                       December 26, 2003
-----------------
James B. Vito

/s/ Jeffrey W. Ochsman          Director                       December 26, 2003
----------------------
Jeffrey W. Ochsman

                                Director
---------------------
Sidney M. Bresler

/s/ David E. Ritter             Senior Vice President and      December 26, 2003
-------------------             Chief Financial Officer
David E. Ritter