Form 10-Q
period 2003-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2004-02-13
CIK 1082735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                         54-1873112
             --------                                         ----------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

10700 PARKRIDGE BOULEVARD, SUITE P50
        RESTON, VIRGINIA 20191                                703-391-1300
        ----------------------                              -----------------
 (Address of Principal Executive Offices)             (Registrant's Telephone
             (Zip Code))                            Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      At February 11, 2004, there were 3,012,434 shares of the registrant's
               Common Stock, par value $0.01 per share outstanding



                                             GREATER ATLANTIC FINANCIAL CORP.
                                              QUARTERLY REPORT ON FORM 10-Q
                                          FOR THE QUARTER ENDED DECEMBER 31, 2003

                                                   TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                    PAGE NO.
------------------------------                                                                                    --------
Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      December 31, 2003 (unaudited) and September 30, 2003 (audited)....................................................3

      Consolidated Statements of Operations (unaudited)
      Three months ended December 31, 2003 and December 31, 2002........................................................4

      Consolidated Statements of Comprehensive Income (unaudited)
      Three months ended December 31, 2003 and December 31, 2002 .......................................................5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      Three months ended December 31, 2003 and December 31, 2002........................................................5

      Consolidated Statements of Cash Flows (unaudited)
      Three months ended December 31, 2003 and December 31, 2002........................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................22
Item 4.  Controls and Procedures.......................................................................................23

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.............................................................................................23
Item 2.  Changes in Securities and Use of Proceeds.....................................................................23
Item 3.  Defaults Upon Senior Securities...............................................................................23
Item 4.  Submission of Matters to a Vote of Security Holders...........................................................23
Item 5.  Other Information.............................................................................................23
Item 6.  Exhibits and Reports on Form 8-K..............................................................................23

SIGNATURES.............................................................................................................24

CERTIFICATIONS.........................................................................................................26


                                 GREATER ATLANTIC FINANCIAL CORP.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             December 31,         September 30,
                                                                                2003                  2003
                                                                          ---------------       ---------------
                                                                           (Unaudited)
                                                                                  (dollars in thousands)
 Assets
Cash and cash equivalents                                                     $ 2,199              $ 2,029
 Interest bearing deposits                                                       7,896                4,114
 Investment securities
    Available-for-sale                                                         221,389              211,408
    Held-to-maturity                                                            12,570               13,376
 Loans held for sale                                                             8,486                6,554
 Loans receivable, net                                                         254,555              242,253
 Accrued interest and dividends receivable                                       2,287                2,299
 Deferred income taxes                                                           1,520                1,520
 Federal Home Loan Bank stock, at cost                                           6,673                4,340
 Premises and equipment, net                                                     8,214                7,948
 Goodwill                                                                        1,284                1,284
 Prepaid expenses and other assets                                               2,061                2,229
                                                                          ---------------       ---------------
                   Total assets                                               $529,134             $499,354
                                                                          ===============       ===============
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $284,043              $297,876
Advance payments from borrowers for taxes and insurance                           118                   225
Accrued expenses and other liabilities                                          1,841                 4,318
Advances from the FHLB and other borrowings                                   212,358               164,635
Guaranteed convertible preferred securities of subsidiary trust                 9,361                 9,359
                                                                          ---------------       ---------------
Total liabilities                                                            507,721,               476,413
                                                                          ---------------       ---------------
Commitments and contingencies
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,012,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,152                25,152
   Accumulated deficit                                                           (948)                 (268)
   Accumulated other comprehensive loss                                        (2,821)               (1,973)
                                                                          ---------------       ---------------
Total stockholders' equity                                                     21,413                22,941
                                                                          ---------------       ---------------
Total liabilities and stockholders' equity                                   $529,134              $499,354
                                                                          ===============       ===============



                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                              December 31,
                                                      ------------------------------
                                                          2003             2002
                                                      -------------    -------------
Interest income
  Loans                                                   $3,142           $3,889
  Investments                                              1,395            1,904
                                                      -------------    -------------
Total interest income                                      4,537            5,793
                                                      -------------    -------------
Interest expense
  Deposits                                                 1,467            1,900
  Borrowed money                                           1,660            1,625
                                                      -------------    -------------
Total interest expense                                     3,127            3,525
                                                      -------------    -------------
Net interest income                                        1,410            2,268
Provision for loan losses                                     79              647
                                                      -------------    -------------
Net interest income after provision for loan losses        1,331            1,621
                                                      -------------    -------------
Noninterest income
  Fees and service charges                                   234              431
  Gain on sale of loans                                    1,956            4,110
  Gain on sale of investment securities                      312                -
  Other operating income                                       5                4
                                                      -------------    -------------
Total noninterest income                                   2,507            4,545
                                                      -------------    -------------
Noninterest expense
  Compensation and employee benefits                       1,994            3,225
  Occupancy                                                  501              475
  Professional services                                      288              226
  Advertising                                                421              183
  Deposit insurance premium                                   11               11
  Furniture, fixtures and equipment                          258              268
  Data processing                                            350              315
  Other operating expenses                                   695              759
                                                      -------------    -------------
Total noninterest expense                                  4,518            5,462
                                                      -------------    -------------
(Loss) income before income tax provision                   (680)             704
                                                      -------------    -------------
Income tax provision                                           -                -
                                                      -------------    -------------
Net (loss) income                                         $ (680)           $ 704
                                                      =============    =============

(Loss) earnings per common share
  Basic                                                   $(0.23)          $ 0.23
  Diluted                                                 $(0.23)          $ 0.18
Weighted average common shares outstanding
  Basic                                                3,012,434        3,012,434
  Diluted                                              3,012,434        4,408,117





                        GREATER ATLANTIC FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

----------------------------------------------------------------------------------------
Three months ended December 31,                                   2003             2002
----------------------------------------------------------------------------------------
                                                                     (in thousands)
Net (loss) earnings                                           $   (680)            $704
----------------------------------------------------------------------------------------
Other comprehensive loss income, net of tax
   Unrealized loss on securities                                  (833)            (163)
   Unrealized loss on hedges                                       (15)             (94)
----------------------------------------------------------------------------------------
Other comprehensive loss                                          (848)            (257)
----------------------------------------------------------------------------------------
Comprehensive (loss) income                                   $ (1,528)            $447
========================================================================================






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
                                         Stock        Stock      Capital      (Deficit)       Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance at September 30, 2002              $-         $ 30    $ 25,152       $ (2,520)         $ (2,259)        $ 20,403

Other comprehensive loss                    -            -           -              -              (257)            (257)

Net earnings for the period                 -            -           -            704                 -              704
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               $-         $ 30    $ 25,152       $ (1,816)         $ (2,516)        $ 20,850
============================================================================================================================
Balance at September 30, 2003              $-         $ 30    $ 25,152         $ (268)         $ (1,973)        $ 22,941

Other comprehensive loss                    -            -           -              -              (848)            (848)

Net loss for the period                     -            -           -           (680)                              (680)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003               $-         $ 30    $ 25,152         $ (948)         $ (2,821)        $ 21,413
============================================================================================================================


                                    GREATER ATLANTIC FINANCIAL CORP.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





--------------------------------------------------------------------------------------------------------------
Three months ended December 31,                                                       2003           2002
--------------------------------------------------------------------------------------------------------------

                                                                                        (in thousands)
Cash flow from operating activities
Net income                                                                           $ (680)         $ 704
Adjustments to reconcile net income to net cash
provided by operating activities
  Provision for loan loss                                                                79            647
  Amortization of deposit acquisition adjustment                                          -             23
  Amortization of loan acquisition adjustment                                            (7)            (7)
  Depreciation and amortization                                                         223            217
  Proceeds from sale of trading securities                                               (8)             -
  Net loss on trading securities                                                          8              -
  Realized gain on sale of investments                                                 (320)             -
  Amortization of investment security premiums                                          426            535
  Amortization of mortgage-backed securities premiums                                   418            144
  Amortization of deferred fees                                                         (98)           (78)
  Discount accretion net of premium amortization                                       (173)           163
  Amortization of convertible preferred stock costs                                       2              -
  Gain on sale of loans held for sale                                                (1,956)        (4,110)
(Increase) decrease in assets
  Disbursements for origination of loans                                           (108,171)      (185,142)
  Proceeds from sales of loans                                                      108,196        177,143
  Accrued interest and dividend receivable                                               12             76
  Prepaid expenses and other assets                                                     151            (42)
  Deferred loan fees collected, net of deferred costs incurred                          106             30
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                             (2,478)           413
  Income taxes payable                                                                    -              -
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            (4,270)       (9,284)
--------------------------------------------------------------------------------------------------------------


                                           GREATER ATLANTIC FINANCIAL CORP.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

-------------------------------------------------------------------------------------------------------------
Nine months ended December 31,                                                   2003              2002
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)

Cash flow from investing activities
  Net increase in loans                                                       $ (12,209)        $ (13,862)
  Purchases of premises and equipment                                              (488)             (167)
  Purchases of investment securities                                             (5,000)           (4,711)
  Proceeds from sale of investment securities                                     14,176                 -
  Proceeds from repayments of investment securities                               10,361            10,745
  Purchases of mortgage-backed securities                                       (45,621)                 -
  Proceeds from repayments of mortgage-backed securities                          15,553             5,577
  Purchases of FHLB stock                                                        (5,450)           (1,305)
  Proceeds from sale of FHLB stock                                                 3,118             1,880
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             (25,560)           (1,843)
-------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net (decrease) increase in deposits                                           (13,833)            19,661
  Net advances from FHLB                                                          43,150             (700)
  Net borrowings on reverse repurchase agreements                                  4,572          (11,671)
  Decrease in advance payments by borrowers for taxes and insurance                (107)             (100)
-------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                               33,782             7,190
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   3,952           (3,937)
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                  6,143             9,358
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                     $ 10,095           $ 5,421
=============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF DECEMBER 31, 2003 AND FOR THE THREE MONTHS
                             THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

    In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. The company at or during the three months ended December 31, 2003 and 2002 identified impaired loans. An analysis of the change in the allowance for loan losses follows:

------------------------------------------------------------------------------------------
At or for the Three Months Ended December 31,                 2003             2002
------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Balance at beginning of period                              $1,550            $1,699
Provisions                                                      79               647
Total charge-offs                                             (136)             (625)
Total recoveries                                                 7                11
------------------------------------------------------------------------------------------
Net charge-offs                                               (129)             (614)
------------------------------------------------------------------------------------------
Balance at end of period                                    $1,500            $1,732
==========================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period             0.05%             0.21%
==========================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                   136.49%            81.74%
==========================================================================================
Allowance for loan losses to total loans                      0.57%             0.63%
==========================================================================================

(3) REGULATORY MATTERS

         The bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision." The bank is currently classified as a Tier 1 institution for these purposes. The capital distribution regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank did not pay any dividends during the year ended September 30, 2003 or the period ended December 31, 2003.

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
           (CONTINUED) INFORMATION AS OF DECEMBER 31, 2003 AND FOR THE
                      THREE MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At December 31, 2003, the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:

---------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
            At December 31, 2003                Balance      Percent      Balance      Percent        Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                         $26,445       5.00%      $32,209        6.09%        $5,764
Tier 1 Risk-based                                $15,067       6.00%      $32,209       12.83%       $17,142
Total Risk-based                                 $25,111      10.00%      $33,631       13.39%        $8,520
===============================================================================================================

(4) STOCK OPTIONS

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of December 31, 2003, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

  --------------------------------------------------------------------------------------------------------------------
                                                                           Number       Exercise        Expiration
                                                                         of Shares        Price            Date
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding at September 30, 2001                                139,000
  Options granted                                                           10,000         $ 5.31        12-14-2010
  Options granted                                                           26,000         $ 7.00          1-1-2012
  Options granted                                                           20,000         $ 9.00          1-1-2012
  Options exercised                                                         (5,000)        $ 4.00
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2002                190,000
  Options granted                                                                -
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2003                190,000
  --------------------------------------------------------------------------------------------------------------------
  Options granted                                                           36,000         $ 8.50        10-20-2013
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at December 31, 2003                 226,000
  --------------------------------------------------------------------------------------------------------------------

  ====================================================================================================================

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No.
25. As allowable under SFAS 123, the Company used the Black-Scholes method to measure the compensation cost of stock options granted in the first quarter of fiscal 2004 with the following assumptions: risk free interest rate of 2.37%, a dividend payout rate of zero, and an expected option life of seven years. The volatility is 45%. Using those assumptions, the average weighted fair value of the stock options granted during fiscal 2004 was $3.59.

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
           (CONTINUED) INFORMATION AS OF DECEMBER 31, 2003 AND FOR THE
                      THREE MONTHS THEN ENDED IS UNAUDITED

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

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------
Three months ended December 31,                                            2003             2002
-----------------------------------------------------------------------------------------------------
                                                                         (in thousands except per
                                                                                share data)
Net earnings                                                                  $   (680)       $  704
   Deduct: Total stock-based employee compensation expense                        (129)            -
-----------------------------------------------------------------------------------------------------
Pro forma net earnings attributable to common stockholders                        (809)          704
=====================================================================================================
Earnings per common share

   Basic                                                                      $ (0.23)        $ 0.23

   Diluted                                                                    $ (0.23)        $ 0.18

Earnings per common share, pro forma

   Basic                                                                      $ (0.27)        $ 0.23

   Diluted                                                                    $ (0.27)        $ 0.18

(5) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended December 31, 2002. The effect of the conversion of preferred securities and the impact of stock options were antidilutive for the period ended December 31, 2003.

                                                                         For the Three Months
                                                                          Ended December 31,
                                                                       -------------------------
      (dollars in thousands except per share amounts)                            2002
      -----------------------------------------------
                                                                       -------------------------
Net earnings                                                                              $704
Effect of conversion of preferred securities                                               100
Diluted earnings per share                                                                 804
Weighted average common shares outstanding                                           3,012,434
Effect of conversion of preferred securities                                         1,371,429
Common stock equivalents due to dilutive effect of
stock options                                                                           24,254
Total weighted average common shares and common
share equivalents outstanding                                                        4,408,117
Basic earnings (loss) per common share                                                   $0.23
Diluted earnings (loss) per common share                                               $(0.23)

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
           (CONTINUED) INFORMATION AS OF DECEMBER 31, 2003 AND FOR THE
                      THREE MONTHS THEN ENDED IS UNAUDITED

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the Three Months Ended December 31,         Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2003                                            $ 1,200       $  131        $ 1,331         $   -       $ 1,331
2002                                              1,401          220          1,621             -         1,621
Noninterest income:
2003                                             $  491       $2,020        $ 2,511        $   (4)      $ 2,507
2002                                                269        4,290          4,559           (14)        4,545
Noninterest expense:
2003                                            $ 2,494       $2,029        $ 4,523         $   4       $ 4,519
2002                                              2,343        3,133          5,476            14         5,462
Net income:
2003                                             $ (802)       $ 122        $  (680)        $   -       $  (680)
2002                                               (673)       1,377            704             -           704
Segment assets:
2003                                           $520,768     $ 24,033       $544,801     $ (17,002)     $527,799
2002                                            507,869       28,488        536,357       (25,599)      510,758
(1) Segment net interest income reflects income after provisions for loan losses.


                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
           (CONTINUED) INFORMATION AS OF DECEMBER 31, 2003 AND FOR THE
                      THREE MONTHS THEN ENDED IS UNAUDITED

(7) RECENT ACCOUNTING STANDARDS

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation of variable interest entities and sets forth guidelines for which such entities qualify for consolidation. Greater Atlantic Capital Trust, as discussed in Note 8, is a variable interest entity as defined in FIN 46. Presently, the Company is reviewing the consolidation requirements of FIN 46 to determine if continued consolidation of Greater Atlantic Capital Trust will be required. The Company is required to adopt the provisions of FIN 46 on October 1, 2004.

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

(9) INTEREST RATE EXCHANGE AGREEMENTS

    In fiscal 2002, the bank began to utilize derivative financial instruments to hedge its interest rate risk. The bank does not hold or issue derivative financial instruments for trading purposes. Beginning in 2002, the bank adopted statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The bank bases the estimated fair values of these agreements on the cost of interest-rate exchange agreements with similar terms at available market prices, excluding accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since those estimates are made as of a specific time, they are susceptible to material near term changes.

    The bank entered into various interest-rate swaps that total $77 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 1.31% - 4.53%, and expires between 2 and 7 years. The bank also entered into various interest rate caps that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives as cash flow hedges, under the guidelines of SFAS 133, whereby the fair value of these contracts are reflected in other assets with the offset recorded as accumulated other comprehensive income. At December 31, 2003, the fair value of those contracts was a loss of $1.2 million.

    The following table categorizes interest-rate exchange agreements by the bank as of December 31, 2003.

----------------------------------------------------------------------------------------------------------------------------
                                                            Monthly        Gross          Gross
 Total by class type of interest rate        Notional      Amortized     Unrealized     Unrealized      Estimated
 exchange agreements                          Amount         Cost          Gains          (Losses)      Fair Value
----------------------------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Interest rate swaps:
   Bank pays fixed, receives variable        $ 77,000        $ 166          $ 523       $ (1,506)        $   (983)
Interest rate caps:
   Interest rate caps purchased                30,000           16             21           (270)            (249)
-----------------------------------------------------------------------------------------------------------------------------
Total                                       $ 107,000        $ 182          $ 544       $ (1,776)        $ (1,232)
=============================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

    This report contains forward-looking statements. When used in this 10-Q report and in future filings by the company with the Securities and Exchange Commission (the "SEC"), in the company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The company wishes to advise readers that the factors listed above could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

         At December 31, 2003 the company's total assets were $529.1 million, compared to the $499.4 million held at September 30, 2003, representing an increase of 5.96%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at December 31, 2003 were $254.6 million, an increase of $12.3 million or 5.08% from the $242.3 million held at September 30, 2003. The increase in loans consisted primarily of commercial real estate loans and commercial lines of credit secured by mortgages on residential real estate. At December 31, 2003, investment securities were $234.0 million, an increase of $9.2 million or 4.08% from the $224.8 million held at September 30, 2003. Deposits at December 31, 2003 were $284.0 million, a decrease of $13.8 million, which resulted primarily from a decrease in certificates of deposit of $17.6 million, offset by increases in savings and transaction accounts of $3.8 million. With the current interest rate environment and marketing efforts by the bank, we anticipate that trend will continue.


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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2003 AND DECEMBER 31, 2002

         NET INCOME. For the three months ended December 31, 2003, the company had a net loss of $680,000 or $0.23 per diluted share compared to earnings of $704,000 or $0.18 per diluted share for the three months ended December 31, 2002. The $1.4 million decline in earnings over the comparable period one-year ago resulted from a decrease of $2.0 million in non-interest income and was coupled with a decrease of $858,000 in net interest income. Those declines in income were offset by decreases in non-interest expense and in provision for loan losses totaling $1.5 million. The decreased provision was due primarily to a decrease in the required provision related to an impaired commercial business loan.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
---------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                         2003              2002           Amount            %
---------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Interest income:
   Loans                                               $ 3,142           $ 3,889         $ (747)         (19.21)%
   Investments                                           1,395             1,904           (509)         (26.73)
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,537             5,793         (1,256)         (21.68)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,467             1,900           (433)         (22.79)
   Borrowings                                            1,660             1,625             35            2.15
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,127             3,525           (398)         (11.29)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,410           $ 2,268         $ (858)         (37.83)%
=====================================================================================================================

         Our decline in net interest income during the quarter ended December 31, 2003, resulted primarily from a 68 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.79% for the quarter ended December 31, 2002 to 1.11% for the quarter ended December 31, 2003, offset in part by a modest $1.2 million increase in the bank's interest-earning assets. Contributing to the decline in the net interest margin was a $562,000 charge resulting from payments made on certain interest rate swap and cap agreements compared to a $381,000 charge in the comparable period one year ago. That decrease in net interest margin also resulted from the average yield on interest earning assets declining 54 basis points more than the average cost on interest bearing liabilities and was coupled with the increase in the bank's average interest bearing liabilities exceeding the increase in average interest earning assets by $20.3 million.

         Interest Income. Interest income for the three months ended December 31, 2003 decreased $1.3 million compared to the three months ended December 31, 2002, primarily as a result of a decrease of 100 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $398,000 decrease in interest expense for the three months ended December 31, 2003 compared to the 2002 period was principally the result of a 46 basis point decrease in the cost of funds on average deposits and borrowed funds. The decrease in the cost of those funds was partially offset by a $21.5 million increase in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to an 64 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was offset in part by an increase of $2.3 million, in certificates, savings and NOW and money market accounts from $279.4 million for the three months ended December 31, 2002 to $281.7 million for the three months ended December 31, 2003.

         The increase in interest expense on borrowings for the three months ended December 31, 2003 compared to the 2002 period was principally the result of a $19.2 million increase in average borrowed funds and was partially offset by a 26 basis point decrease in the cost of borrowed funds. Components accountable for the increase of $35,000 in interest expense were a $144,000 increase relating to average volume, offset by a $109,000 decrease relating to average cost. The decrease in rates was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits. The decrease in rates resulted from the Federal Reserve lowering its benchmark interest rate (overnight bank lending rate) thirteen times since January 3, 2001 by a total of 5.50% to a low of 1.00%.

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


                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                                      2003                                    2002
                                     --------------------------------------------------------------------------------
                                        AVERAGE     INTEREST     AVERAGE       AVERAGE      INTEREST      AVERAGE
                                                     INCOME/                                 INCOME/      YIELD/
                                        BALANCE      EXPENSE   YIELD/ RATE     BALANCE       EXPENSE       RATE
                                     --------------------------------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Real estate loans                  $ 150,602     $ 2,036         5.41%   $ 201,562       $ 2,818         5.59%
   Consumer loans                        65,822         622         3.78        60,888           661        4.34
   Commercial business loans             39,907         484         4.85        32,354           410        5.07
                                     -------------- ----------- ------------ ------------- ------------ ---------------
      Total loans                       256,331       3,142         4.90       294,804         3,889        5.28

Investment securities                   143,505         899         2.51       162,120         1,351        3.33
Mortgage-backed securities              107,974         496         1.84        49,724           553        4.45
                                     -------------- ----------- ------------ ------------- ------------ ---------------
      Total interest-earning assets     507,810       4,537         3.57       506,648         5,793        4.57
                                                    ----------- ------------               ------------ ---------------
Non-earning assets                       17,201                                 16,548
                                     --------------                          -------------
  Total assets                        $ 525,011                              $ 523,196
                                     ==============                          =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                    $ 10,964          25         0.91       $ 8,349            33        1.58
   Now and money market accounts         77,076         208         1.08        74,886           323        1.73
   Certificates of deposit              193,683       1,234         2.55       196,184         1,544        3.15
                                     -------------- ----------- ------------ ------------- ------------ ---------------
      Total deposits                    281,723       1,467         2.08       279,419         1,900        2.72

   FHLB advances                        116,250         680         2.34        99,919           695        2.78
   Other borrowings                      88,452         980         4.43        85,607           930        4.35
                                     -------------- ----------- ------------ ------------- ------------ ---------------
  Total interest-bearing                486,425       3,127         2.57       464,945         3,525        3.03
    liabilities


Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      12,682                                 24,416
Other liabilities                         3,450                                 13,280
                                     --------------                          -------------
  Total liabilities                     502,557                                502,641
Stockholders' equity                     22,454                                 20,555
                                     --------------                          -------------

  Total liabilities and stockholders'
   equity                             $ 525,011                              $ 523,196
                                     ==============                          =============


Net interest income                                 $ 1,410                                  $ 2 268
                                                   ============                           ==============

Interest rate spread                                                 1.00%                                   1.54%
                                                              ===============                          ==============
Net interest margin                                                  1.11%                                   1.79%
                                                              ===============                          ==============


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


                                                        THREE MONTHS ENDED
                                                  DECEMBER 31, 2003 COMPARED TO
                                                        DECEMBER 31, 2002
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME            RATE           TOTAL
                                          -----------------------------------------------
                                                           (IN THOUSANDS)

Real estate loans                              $ (712)          $ (70)        $ (782)
Consumer loans                                     54             (93)           (39)
Commercial business loans                          96             (22)            74
                                          ----------------  -------------- --------------

      Total loans                                (562)           (185)          (747)
Investments                                      (155)           (297)          (452)
Mortgage-backed securities                        648            (705)           (57)
                                          ----------------  -------------- --------------
Total interest-earning assets                   $ (69)       $ (1,187)      $ (1,256)
                                          ================  ============== ==============


Savings accounts                                $  10          $  (18)         $  (8)
Now and money market accounts                       9            (124)          (115)
Certificates of deposit                           (20)           (290)          (310)
                                          ----------------  -------------- --------------

  Total deposits                                   (1)           (432)          (433)
FHLB advances                                     114            (129)           (15)
Other borrowings                                   31              19             50
                                          ----------------  -------------- --------------
Total interest-bearing liabilities                144            (542)          (398)
                                          ================  ============== ==============
Change in net interest income                  $ (213)        $  (645)        $ (858)
                                          ================  ============== ==============

         PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups based on loan type. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard or doubtful, based on the performance of the loans. Those classified loans are then individually evaluated for impairment. Since the historical three-year loss experience for the bank is new, those loans that are not classified are not individually evaluated. Those loans are then segmented by type and assigned a reserve percentage that reflects the industry loss experience. The loans individually evaluated for impairment are measured by either the present value of expected future cash flows, the loan's observable market price, or the fair value of the collateral. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations.

         Non-performing assets were $1.1 million or 0.21% of total assets at December 31, 2003, compared to $2.1 million or 0.41% at December 31, 2002, with $844,000 classified as substandard, $255,000 classified as doubtful and none classified as real estate owned. Non-performing assets decreased $1.0 million from the comparable period one year ago, coupled with a decrease of $568,000 in the provision for loan losses. The decrease in non-performing assets from the year ago period was due to the reduction of the outstanding balance of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

         NON-INTEREST INCOME. Non-interest income decreased $2.0 million during the three months ended December 31, 2003, over the comparable period one year ago. That decrease was primarily the result of a decrease in gain on sale of loans coupled with decreases of $178,000 and $19,000 in service fees on loans and on deposits, respectively. Those decreases were offset by a increase in gain on sale of investment securities of $312,000 from the comparable period one year ago. The level of gain on sale of loans during the three months ended December 31, 2003 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary with margins also being less than those in the year-ago period. The following table presents a comparison of the components of non-interest income.

                                                                                              Difference
-------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                        2003             2002           Amount             %
-------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Non-interest income:
   Gain on sale of loans                              $ 1,956          $ 4,110       $ (2,154)         (52.41)%
   Service fees on loans                                   59              237           (178)        (75.11)
   Service fees on deposits                               175              194            (19)         (9.79)
   Gain on sale of investment securities                  312                -             312              -
   Other operating income                                   5                4               1          25.00
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 2,507          $ 4,545       $ (2,038)         (44.84)%
===================================================================================================================

         Non-interest expense. Non-interest expense decreased $944,000 from $5.5 million for the three months ended December 31, 2002 to $4.5 million for the comparable period in the current year. The decrease was primarily attributable to a $1.1 million decrease in the mortgage company's non-interest expense from the comparable period one year ago as a result of decreased loan origination and sales. The increase in the bank's non-interest expense was a modest $151,000 distributed over various non-interest expense categories. The decrease at the mortgage company level was primarily in compensation, and other operating expenses, and was offset by increases in professional services, advertising, occupancy and furniture fixtures and equipment. Mortgage related expenses should continue to decline because of the lag in timing of such expenses compared to the decline in origination and sales volumes. The following table presents a comparison of the components of non-interest expense.

                                                                                                    Difference
      --------------------------------------------------------------------------------------------------------------------
      Three Months Ended December 31,                            2003           2002         Amount             %
      --------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
      Non-interest expense:
         Compensation and employee benefits                    $ 1,994        $ 3,225        $ (1,231)        (38.18)%
         Occupancy                                                 501            475              26           5.47
         Professional services                                     288            226              62          27.43
         Advertising                                               421            183             238         130.05
         Deposit insurance premium                                  11             11               -              -
         Furniture, fixtures and equipment                         258            268             (10)         (3.73)
         Data processing                                           350            315              35          11.11
         Other operating expense                                   695            759             (64)         (8.43)
      --------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                               $ 4,518        $ 5,462          $ (944)         (17.28)%
      ====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Based on recent tax legislation, the company expects to offset all taxable income in fiscal 2004 with existing net operating losses carried forward from prior years. The company believes that it will continue to generate taxable income for the foreseeable future which will assure the use of existing net operating losses.


Contractual Commitments and Obligations

-----------------------------------------------------------------------------------------------------------------
                                                    Less Than One   Two - Three     Four - Five     After Five
                                        Total            Year          Years           Years          Years
-----------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)

FHLB Advances (1)                     $ 129,950       $ 104,950       $     -         $     -        $ 25,000
Reverse repurchase agreements            82,408          82,408             -               -               -
Operating leases                          9,572           1,525         2,693           2,293           3,061
-----------------------------------------------------------------------------------------------------------------
     Total obligations                $ 221,930       $ 188,883       $ 2,693         $ 2,293        $ 28,061
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
                                        Total            Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)

Certificate of deposit maturities(1)  $ 180,410       $ 114,931       $ 44,209       $ 21,177            $ 93
Loan originations                        60,233          60,233              -              -               -
Unfunded lines of credit                 98,467          98,467              -              -               -
Standby letters of credit                   349             349              -              -               -
-----------------------------------------------------------------------------------------------------------------
     Total                            $ 339,459       $ 273,980       $ 44,209       $ 21,177            $ 93
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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At December 31, 2003, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $231.9 million or 43.75% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the three months ended December 31, 2003, the bank's loan purchases and originations totaled $44.6 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $50.6 million for the three months ended December 31, 2003.

         The bank has other sources of liquidity if a need for additional funds arises. At December 31, 2003, the bank had $130.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $81.8 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At December 31, 2003, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $159.0 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December 31, 2003, totaled $41.1 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on mortgage prepayment and closing behavior, as well as depositors' choices ("interest rate risk"). Changes in those interest rates will result in changes in the company's earnings and the market value of its assets and liabilities. We expect to continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. That spread is affected by the difference between the maturities and re-pricing characteristics of interest-earnings assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with fewer loan originations. Management expects that a substantial portion of our assets will continue to be indexed to changes in market interest rates and we intend to attract a greater proportion of short-term liabilities, which will help us address our interest rate risk. The lag in implementation of re-pricing terms on our adjustable-rate assets may result in a decline in net interest income in a rising interest rate environment. There can be no assurance that our interest rate risk will be minimized or eliminated. Further, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates, (primarily increases in market interest rates), could materially adversely affect our interest rate spread, asset quality, loan origination volume and overall financial condition and results of operations.

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

         The interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At December 31, 2003, we held an aggregate notional value of $107 million of caps and pay-fixed interest rate swaps.

None of the interest rate caps had strike rates that were in effect at December 31, 2003, as current LIBOR rates were below the strike rates.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through depositor and other retail banking fees.

ITEM 4.  CONTROLS AND PROCEDURES

         (a). Evaluation of disclosure controls and procedures. The company
              ------------------------------------------------
maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures at December 31, 2003, the Chief Executive and Chief Financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

         (b). Changes in internal control. The company made no significant
              ---------------------------
changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

        (b) Reports on Form 8-K
        On November 7, 2003 the Company filed a Form 8-K to disclose that the Company issued a press release to announce the company's annual and fourth quarter earnings.

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


                             Date:  February 13, 2004