Form 10KSB/A
period 2003-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2004-05-27
CIK 1082735

                                  FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $39,876,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter was $22,894,498.

                  As of December 17, 2003, there were 3,012,434 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003. (Part II and IV)

                                      INDEX
                 Explanatory Note

PART I                                                                      Page
                                                                            ----
Item 1.          Description of Business....................................  3
                 Business...................................................  3
                 Market Area and Competition................................  3
                 Market Risk................................................  3
                 Lending Activities.........................................  3
                 Asset Quality..............................................  7
                 Allowance for Loan Losses..................................  8
                 Investment Activities......................................  10
                 Sources of Funds...........................................  13
                 Subsidiary Activities......................................  15
                 Personnel..................................................  15
                 Regulation and Supervision.................................  16
                 Federal and State Taxation.................................  22
PART II
Item 6.          Selected Financial Data....................................  23
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  23
Item 8.          Consolidated Financial Statements and Supplementary
                 Information................................................  23
PART III
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure........................  23
Item 9A.         Controls and Procedures....................................  23
PART IV
Item 16.         Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K................................................  24

SIGNATURES..................................................................  25

EXPLANATORY NOTE

         This report has been amended for the purpose of, (1) as described in
Note 24 of our consolidated financial statements included in our 2003 Annual Report to Stockholders incorporated herein by reference, reflecting adjustments to our historical financial statements arising from the revision of our accounting treatment for certain derivative instruments entered into by the Bank and (2) supplementing the discussion under Item 9A. Controls and Procedures to address the conclusions stated therein in light of such restatement.

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



         The following table sets forth the bank's loan originations, purchases, sales and principal repayments for the periods indicated:
                                                                                        For the Years Ended
                                                                                           September 30,
                                                                                     --------------------------
                                                                                         2003          2002
                                                                                     ------------  ------------
                                                                                           (in thousands)
          Total loans at beginning of period (1).....................................  $  273,646    $ 191,431
          Originations of loans for investment:
             Single-family residential...............................................      58,245       91,333
             Multifamily.............................................................       1,465            -
             Commercial real estate..................................................      14,819        3,715
             Construction............................................................       8,489       15,021
             Land loans..............................................................      11,108        7,042
             Second trust............................................................           -          652
             Commercial business.....................................................      31,790       29,799
             Consumer................................................................      49,975       51,893
                                                                                     ------------  ------------
                Total originations and purchases for investment......................     175,891      199,455
          Loans originated for resale by Greater Atlantic Bank ......................           -        1,135
          Loans originated for resale by Greater Atlantic Mortgage ..................     722,121      424,280
                                                                                     ------------  ------------
          Total originations.........................................................     898,012      624,870
          Repayments.................................................................   (184,386)    (117,644)
          Sale of loans originated for resale by Greater Atlantic Bank...............           -      (1,241)
          Sale of loans originated for resale by Greater Atlantic Mortgage...........   (730,025)    (423,770)
                                                                                     ------------  ------------
          Net activity in loans......................................................    (16,399)       82,215
                                                                                     ------------  ------------
          Total loans at end of period (1)...........................................  $  257,247    $ 273,646
                                                                                     ============  ============

          (1)   Includes loans held for sale of $6.6 million and $14.6 million at September 30, 2003 and 2002, respectively.


         LOAN PORTFOLIO.  The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.
                                                                               At September 30,
                                                                ------------------------------------------------
                                                                         2003                     2002
                                                                ----------------------     ---------------------
                                                                               % of                    % of
                                                                              Total                    Total
                                                                   Amount     Loans         Amount     Loans
                                                                ----------- ----------     ----------  ---------
                                                                             (dollars in thousands)
        Mortgage loans:
           Single-family(1)....................................   $  95,818      38.20%     $122,143      47.11%
           Multi-family........................................       1,445       0.58           536       0.21
           Construction........................................      11,996       4.78        18,993       7.32
           Commercial real estate..............................      20,533       8.19        18,932       7.30
           Land................................................      17,258       6.88         9,947       3.84
                                                                ----------- -----------    ----------  ---------
              Total mortgage loans.............................     147,050      58.63       170,551      65.78
                                                                ----------- -----------    ----------  ---------
        Commercial business and consumer loans:
           Commercial business.................................      39,043      15.57        28,880      11.14
           Consumer:
              Home equity......................................      63,888      25.47        58,531      22.58
              Automobile.......................................         428       0.17           771       0.30
              Other............................................         409       0.16           533       0.20
                                                                ----------- -----------    ----------  ---------
                 Total commercial business and
                  consumer loans...............................     103,768      41.37        88,715      34.22
                                                                ----------- -----------    ----------  ---------
                 Total loans...................................     250,818     100.00%      259,266     100.00%
                                                                            ===========                =========
        Less:
           Allowance for loan losses...........................     (1,550)                  (1,699)
           Loans in process....................................     (8,394)                 (11,103)
           Unearned premium....................................       1,379                    1,617
                                                                -----------                ----------
                Loans receivable, net..........................   $ 242,253                 $248,081
                                                                ===========                ==========

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

                                                                       At September 30, 2003
                                                    -------------------------------------------------------------
                                                                       Multi-         Commercial
                                                       One- to       Family and        Business
                                                        Four-        Commercial          and           Total
                                                       Family       Real Estate        Consumer        Loans
                                                    -------------- ---------------  ---------------  ------------
                                                                           (in thousands)
                                     Amounts due in:
             One year or less.......................     $ 30,158        $ 11,664         $ 84,356      $126,178
                                     After one year:
             More than one year to three years......       27,306           4,199            2,715        34,220
             More than three years to five years....       12,512           2,989            4,869        20,370
             More than five years to 15 years.......       23,484           7,789            2,624        33,897
             More than 15 years.....................       18,382             173            9,204        27,759
                                                    -------------- ---------------  ---------------  ------------
                Total amount due....................    $ 111,842        $ 26,814        $ 103,768      $242,424
                                                    ============== ===============  ===============  ============

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

                                                                              Due After September 30, 2004
                                                                       -------------------------------------------
                                                                          Fixed       Adjustable        Total
                                                                       ------------- -------------- --------------
                                                                                     (in thousands)
          Real estate loans:
             One- to four-family.......................................     $39,502        $42,182       $ 81,684
             Multi-family and commercial...............................       3,760         11,391         15,151
                Total real estate loans................................      43,262         53,573         96,835
          Commercial business and consumer loans.......................       3,067         16,344         19,411
                                                                       ------------- -------------- --------------
                Total loans............................................     $46,329        $69,917       $116,246
                                                                       ============= ============== ==============

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2003, the bank's one- to four-family mortgage loans totaled $95.8 million, or 38.20% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 56.03% were fixed-rate loans and 43.97% were ARM loans.

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

                                                                                           September 30,
                                                                                      -------------------------
                                                                                         2003          2002
                                                                                      -----------   -----------
                                                                                       (dollars in thousands)
          Mortgage loans:
             Single-family............................................................      $637          $388
             Commercial real estate...................................................        31            21
             Land.....................................................................        34             -
             Commercial business......................................................       716            45
             Consumer.................................................................         -             -
                                                                                      -----------   -----------
          Total non-accrual loans.....................................................     1,418           454
          REO.........................................................................         -             -
                                                                                      -----------   -----------
          Total non-performing assets.................................................    $1,418          $454
                                                                                      ===========   ===========
          Non-performing loans to total loans held for investment.....................     0.57%         0.18%
                                                                                      ===========   ===========
          Total non-performing assets to total assets, at period end..................     0.28%         0.09%
                                                                                      ===========   ===========

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

                                                                             At or For the Years Ended
                                                                                   September 30,
                                                                            -----------------------------
                                                                               (dollars in thousands)
                                                                                2003            2002
                                                                            -------------   -------------
          Balance at beginning of period....................................     $ 1,699          $  810
          Provisions........................................................         855             968
          Dominion reserves.................................................           -               -

          Total charge-offs.................................................      (1,020)            (98)
          Total recoveries..................................................          16              19
                                                                            -------------   -------------
          Net charge-offs...................................................      (1,004)            (79)
          Balance at end of period..........................................     $ 1,550          $1,699
                                                                            =============   =============
          Ratio of net charge-offs during the period
             to average loans outstanding during the period.................       0.36%           0.03%
                                                                            =============   =============
          Allowance for loan losses to total non-performing
              loans at end of period........................................     109.31%         374.23%
                                                                            =============   =============
          Allowance for loan losses to total loans..........................       0.62%           0.66%
                                                                            =============   =============

         The following table sets forth the bank's allowance for loan losses in each of the categories listed and the percentage of such amounts to the total allowance and the percentage of such amounts to total loans.

                                                                          At September 30,
                                             ----------------------------------------------------------------------------
                                                            2003                                    2002
                                             ------------------------------------   -------------------------------------
                                                              Percent of                              Percent of
                                                        -------------------------                ------------------------
                                                            Total       Total                        Total        Total
                                                Amount    Allowance     Loans          Amount      Allowance      Loans
                                             ----------  ----------- ------------   -----------  -------------  ---------
                                                                       (dollars in thousands)
Mortgage loans:
   Single-family.............................   $  141          9.10%      0.06%        $  148          8.71%       0.06%
   Multi-family..............................       11          0.71          -              4          0.23           -
   Construction..............................       80          5.16       0.03             80          4.71        0.03
   Commercial real estate....................      208         13.42       0.08            219         12.89        0.08
   Land......................................      132          8.51       0.05             72          4.24        0.03
                                             ----------  ----------- ------------   -----------  -------------  ---------
      Total mortgage loans...................      572         36.90       0.23            523         30.78        0.20
                                             ----------  ----------- ------------   -----------  -------------  ---------
Commercial and Consumer:
   Commercial................................      770         49.68       0.31          1,005         59.15        0.39
   Consumer:
      Home equity............................      159         10.26       0.06            151          8.89        0.06
      Automobile.............................       13          0.84       0.01             20          1.18        0.01
                                             ----------  ----------- ------------   -----------  -------------  ---------
       Total commercial and consumer.........      942         60.78       0.38          1,176         69.22        0.46
                                             ----------  ----------- ------------   -----------  -------------  ---------
Unallocated..................................       36          2.32       0.01              -             -           -
                                             ----------  ----------- ------------   -----------  -------------  ---------
Total........................................   $1,550        100.00%      0.62%        $1,699        100.00%       0.66%
                                             ==========  =========== ============   ===========  =============  =========

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

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment securities.

                                                                                       September 30,
                                                                 ----------------------------------------------------
                                                                           2003                        2002
                                                                 ------------------------- --------------------------
                                                                                Estimated                  Estimated
                                                                  Amortized      Market      Amortized       Market
                                                                    Cost         Value         Cost          Value
                                                                ------------  ------------  ------------  -----------
                                                                                   (in thousands)
          Available-for-sale:
             Corporate debt securities..........................   $  2,892     $  2,918     $  1,902      $  1,890
             CMOs...............................................      8,805        8,792       12,582        12,578
             U.S. Government securities.........................    113,431      113,862      127,554       127,702
                                                                ------------  ------------  ------------  -----------
                Total available-for-sale........................    125,128      125,572      142,038       142,170
                                                                ------------  ------------  ------------  -----------
          Held-to-maturity:
             Corporate debt securities..........................      1,012        1,094        1,020           933
             U.S. Government securities.........................     11,465       11,121       14,057        13,677
                Total held-to-maturity..........................     12,477       12,215       15,077        14,610
                                                                ------------  ------------  ------------  -----------
                Total investment securities.....................   $137,605     $137,787     $157,115      $156,780
                                                                ============  ============  ============  ===========
          Investment securities with:
             Fixed rates........................................   $  1,012     $  1,122     $  3,206      $  3,180
             Adjustable rates...................................    136,593      136,665      153,909       153,600
                                                                ------------  ------------  ------------  -----------
                Total...........................................   $137,604     $137,787     $157,115      $156,780
                                                                ============  ============  ============  ===========

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's mortgage-backed securities.

                                                                                       September 30,
                                                                 ----------------------------------------------------
                                                                           2003                        2002
                                                                 ------------------------- --------------------------
                                                                                Estimated                  Estimated
                                                                  Amortized      Market      Amortized       Market
                                                                    Cost         Value         Cost          Value
                                                                ------------  ------------  ------------  -----------
                                                                                   (in thousands)
          Available for sale:
             FHLMC..........................................     $11,477       $ 11,442        $17,350       $17,338
             FNMA...........................................      70,684         70,355         25,268        25,211
             GNMA...........................................       4,032          4,039          6,923         6,954
                                                                -----------   -----------    -----------   ----------
                Total.......................................      86,193         85,836         49,541        49,503
                                                                -----------   -----------    -----------   ----------
          Held-to-maturity:
             FHLMC..........................................         444            455          1,199         1,212
             FNMA...........................................         455            468          1,410         1,437
                 Total Held-to-maturity.....................         899            923          2,609         2,649
                                                                -----------   -----------    -----------   ----------
                 Total......................................     $87,092       $ 86,759        $52,150       $52,152
                                                                ===========   ===========    ===========   ==========
          Mortgage-backed securities with:
             Fixed rates....................................     $ 1,169       $  1,169        $ 2,209       $ 2,212
             Adjustable rates...............................      85,923         85,590         49,941        49,940
                                                                -----------   -----------    -----------   ----------
                Total.......................................     $87,092       $ 86,759        $52,150       $52,152
                                                                ===========   ===========    ===========   ==========
                Trading securities..........................     $     -       $     -         $    -        $     -
                                                                ===========   ===========    ===========   ==========

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities available-for-sale and mortgage-backed securities available-for-sale.

                                                                At September 30, 2003
                            --------------------------------------------------------------------------------------------------------

                                                    More than One        More than Five
                              One Year or Less    Year to Five Years   Years to Ten Years    More than Ten Years         Total
                            -------------------- -------------------  --------------------  ---------------------  -----------------
                                       Weighted            Weighted             Weighted               Weighted             Weighted
                             Carrying  Average   Carrying  Average    Carrying  Average      Carrying   Average    Carrying  Average
                              Value     Yield     Value     Yield      Value     Yield        Value     Yield       Value     Yield
                            --------- ---------- --------- ---------  --------- ----------  ---------- ----------  -------- --------
                                                                 (dollars in thousands)
 Investment securities
 available-for-sale:
  Adjustable-rate securities:

    CMO's...............     $  -         - %   $  -         - %      $  -         - %      $  8,792     2.42%    $  8,792     2.42%
    Corporate debt......        -         -        -         -           -         -           2,918     1.81        2,918     1.81
    U.S. Government
     agency.................    -         -      592      5.29           -         -         113,270     4.60      113,862     4.60
        Total...........        -         -      592      5.29           -         -         124,980     4.38      125,572     4.38
  Fixed-rate:
    Corporate debt......        -         -        -         -           -         -               -        -            -        -
    CMOs................        -         -        -         -           -         -               -        -            -        -
                            -------  -------  -------   -------     -------    ------       ---------   ------    --------    ------
        Total...........        -         -        -         -           -         -               -        -            -        -
                            -------  -------  -------   -------     -------    ------       ---------   ------    --------    ------
 Total investment
 securities
 available-for-sale.....        -         -      592      5.29           -         -         124,980     4.38      125,572     4.38
                            -------  -------  -------   -------     -------    ------       ---------   ------    --------    ------
 Mortgage-backed
 securities
 available-for-sale:
  Adjustable-rate
  securities:
    FNMA................       75      3.51        -        -            -         -          69,336     3.82       69,411     3.82
    FHLMC...............        -         -        -        -            -         -          11,431     4.63       11,431     4.63
    GNMA................        -         -      114     5.63            -         -           3,925     4.53        4,039     4.56
                            -------  -------  -------   -------     -------    ------       ---------   ------    --------    ------
        Total...........       75      3.51      114     5.63            -         -          84,692     3.96       84,881     3.96
                            -------  -------  -------   -------     -------    ------       ---------   ------    --------    ------
  Fixed-rate:
    FNMA................      148      8.00        -        -          796      9.09               -        -          944     8.92
    FHLMC...............       11      7.46        -        -            -         -               -        -           11     7.46
                            -------  -------  -------   -------     -------    ------       ---------   ------    --------    ------
        Total...........      159      7.96        -        -          796      9.09               -        -          955     8.90
                            -------  -------  -------   -------     -------    ------       ---------   ------    --------    ------
 Total mortgage-backed
 securities available
 -for-sale..............      234      6.54      114     5.63          796      9.09          84,692     3.96       85,836     4.02
                            -------  -------  -------   -------     -------    ------       ---------   ------    --------    ------
 Total investments......    $ 234      6.54%    $706     5.34%        $796      9.09%       $209,672     4.21%    $211,408     4.23%
                            =======  =======  =======   =======     =======    ======       =========   ======    ========    ======

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities held-to-maturity and mortgage-backed securities held to maturity.

                                                                At September 30, 2003
                            --------------------------------------------------------------------------------------------------------

                                                    More than One        More than Five
                              One Year or Less    Year to Five Years   Years to Ten Years    More than Ten Years         Total
                            -------------------- -------------------  --------------------  ---------------------  -----------------
                                       Weighted            Weighted             Weighted               Weighted             Weighted
                             Carrying  Average   Carrying  Average    Carrying  Average      Carrying   Average    Carrying  Average
                              Value     Yield     Value     Yield      Value     Yield        Value     Yield       Value     Yield
                            --------- ---------- --------- ---------  --------- ----------  ---------- ----------  -------- --------
                                                                 (dollars in thousands)
Investment securities
held-to-maturity:
 Adjustable-rate securities:
   U.S. Government agency....    $ -       -%     $  828      5.12%       $-        -%        $10,637     3.77%     $11,465    3.87%
       Total.................      -       -         828      5.12         -        -          10,637     3.77       11,465    3.87
 Fixed-rate:
   Corporate debt............      -       -       1,012      7.15         -        -               -        -        1,012    7.15
                              -------   ------    -------    ------     -------  -------      --------    -------   --------  ------
       Total.................      -       -       1,012      7.15         -        -               -        -        1,012    7.15
                              -------   ------    -------    ------     -------  -------      --------    -------   --------  ------
Total investment securities
held-to-maturity.............      -       -       1,840      6.24         -        -          10,637     3.77       12,477    4.14
                              -------   ------    -------    ------     -------  -------      --------    -------   --------  ------

Mortgage-backed securities
held-to-maturity:
 Adjustable-rate securities:
   FNMA......................      -       -           -         -         -        -             250     6.34          250    6.34
   FHLMC.....................      -       -           -         -         -        -             444     5.92          444    5.92
                              -------   ------    -------    ------     -------  -------      --------    -------   --------  ------
       Total.................      -       -           -         -         -        -             694     6.07          694    6.07
                              -------   ------    -------    ------     -------  -------      --------    -------   --------  ------
 Fixed-rate:
   FNMA......................      -       -           -         -         -        -             205     6.50          205    6.50
                              -------   ------    -------    ------     -------  -------      --------    -------   --------  ------
       Total.................      -       -           -         -         -        -             205     6.50          205    6.50
                              -------   ------    -------    ------     -------  -------      --------    -------   --------  ------
Total mortgage-backed
securities held-to-maturity        -       -           -         -         -        -             899     6.17          899    6.17
                              -------   ------    -------    ------     -------  -------      --------    -------   --------  ------
Total held-to-maturity
investments..................    $ -       -%     $1,840      6.24%       $-        -%        $11,536     3.96%     $13,376    4.27%
                              =======   ======    =======    ======     =======  =======      ========    =======   ========  ======

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

         The following table sets forth the distribution and the rates paid on each category of the bank's deposits.

                                                                    At September 30,
                                      ------------------------------------------------------------------------------
                                                      2003                                    2002
                                      -------------------------------------- ---------------------------------------
                                                    Percent of                            Percent of
                                                      Total        Rate                      Total          Rate
                                        Balance      Deposits      Paid        Balance     Deposits         Paid
                                      ------------ ------------- ----------- -----------  -------------  -----------
                                                                 (dollars in thousands)
Savings accounts                         $ 11,893          3.99%       0.98%    $  8,393          2.98%        1.91%
Now and money market accounts.........     73,779         24.77        1.06       71,924         25.52         1.95
Certificates of deposit...............    197,961         66.46        2.46      188,953         67.03         3.02
Noninterest-bearing deposits:
    Demand deposits...................     14,243          4.78           -       12,607          4.47            -
                                      ------------ ------------- ----------- -----------  -------------  -----------
        Total deposits................   $297,876        100.00%       1.94%    $281,877        100.00%        2.58%
                                      ============ ============= =========== ===========  =============  ===========

   The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.

                                                                              At September 30, 2003
                                                                           -----------------------------
                                                                              Amount           Rate
                                                                           -------------   -------------
          Balances maturing:                                                  (dollars in thousands)
                                                                           -----------------------------
          Three months or less...........................................      $ 46,873            1.71%
          Three months to one year.......................................        79,316            2.08
          One year to three years........................................        51,806            3.04
          Over three years...............................................        19,966            4.24
                                                                           -------------   -------------
                   Total.................................................      $197,961            2.46%
                                                                           =============   =============

   At September 30, 2003, the bank had $70.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                   Maturity Period                                             Weighed
                                                                                               Average
                                                                              Amount             Rate
         -------------------------------------------------------------------------------     ------------
                                                                                 (dollars in thousands)
         Three months or less...............................................   $ 27,336             1.43%
         Over 3 through 6 months............................................     19,587             1.42
         Over 6 through 12 months...........................................      9,685             2.15
         Over 12 months.....................................................     13,784             3.48
                                                                            ------------     ------------
               Total........................................................   $ 70,392             1.93%
                                                                            ============     ============

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

   The following table sets forth information regarding the bank's borrowed funds:

                                                                                        At or for the years ended
                                                                                              September 30,
                                                                                       -----------------------------
                                                                                            2003           2002
                                                                                       --------------  -------------
                                                                                           (dollars in thousands)
       FHLB Advances:
       Average balance outstanding.................................................         $ 102,868      $ 99,269
       Maximum amount outstanding at any month-end during the period...............           124,150       123,500
       Balance outstanding at end of period........................................            86,800        96,500
       Weighted average interest rate during the period............................             2.58%         3.10%
       Weighted average interest rate at end of period.............................             2.72%         3.12%

       Reverse repurchase agreements:
       Average balance outstanding.................................................            86,225        68,577
       Maximum amount outstanding at any month-end during the period...............            89,850        95,577
       Balance outstanding at end of period........................................            77,835        91,011
       Weighted average interest rate during the period............................             4.31%         3.43%
       Weighted average interest rate at end of period.............................             1.25%         1.97%

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

HOLDING COMPANY REGULATION

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "FEDERAL SAVINGS INSTITUTION REGULATION - QTL TEST." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999, unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings association subsidiary continues to comply with the QTL Test. The Company does not qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under
Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

         The following table presents the bank's capital position at September 30, 2003.

                                                                                                       Capital
                                                                                  Excess     ---------------------------
                                                  Actual        Required       (Deficiency)      Actual       Required
                                                 Capital         Capital          Amount         Percent       Percent
                                             ----------------  ------------   -------------- -------------- ------------
                                                                       (dollars in thousands)
         Tangible....................                 $29,176       $ 7,476         $21,700            5.85%       1.50%
         Core (Leverage).............                  29,176        19,936           9,240            5.85        4.00
         Risk-based..................                  30,613        18,792          11,821           13.03        8.00

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2003, Greater Atlantic's limit on loans to one borrower was $5.1 million, and Greater Atlantic's largest aggregate outstanding loan to one borrower was $4.7 million. As restated, that limit was reduced to $4.5 million but did not impact existing loans.

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

                                    PART II

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

ITEM 9A.  CONTROLS AND PROCEDURES

         (a)   Evaluation of disclosure controls and procedures. As described in
               ------------------------------------------------
               Note 24 to our annual consolidated financial statements, we have restated our financial statements to reflect adjustments resulting from the revision of our accounting treatment of certain derivative instruments. In light of this restatement, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures as of the date of this amended report. Based on this evaluation, our principal executive officer and principal financial officer conclude that our disclosure controls and procedures were adequate.

         (b)   Changes in internal controls. The company made no significant
               ----------------------------
               changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements of the Company are incorporated by reference from the following indicated pages of the 2002 Annual Report to Stockholders.


     PAGE
     ----

     Report of Independent Registered Public Accounting Firm                                       25

     Consolidated Statements of Financial Condition as of September 30, 2003 and 2002              26

     Consolidated Statements of Operations for the Years Ended September 30, 2003
          and 2002                                                                                 27

     Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
          September 30, 2003 and 2002                                                              28

     Consolidated Statements of Stockholders' Equity for the
          Years Ended September 30, 2003 and 2002                                                  28

     Consolidated Statements of Cash Flows for the Years
          Ended December September 30, 2003 and 2002                                               29-30

          Notes to Consolidated Financial Statements                                               31-53

          The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3) Exhibits

          13.1   Annual Report to Stockholders
          23.1   Consent of BDO Seidman, LLP
          31.1   Certification of Chief Executive Officer
          31.2   Certification of Chief Financial Officer
          32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 1350
          32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 1350

   (b) Reports on Form 8-K

       None.

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GREATER ATLANTIC FINANCIAL CORP.

                                                         By: /s/ Carroll E. Amos
                                                             -------------------
                                                                 Carroll E. Amos
                                 Chief Executive Officer, President and Director

                                                             Dated: May 27, 2004