Form 10-Q/A
period 2003-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2004-05-27
CIK 1082735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        54-1873112
         --------                                        ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

10700 PARKRIDGE BOULEVARD, SUITE P50                      703-391-1300
        RESTON, VIRGINIA 20191                   (Registrant's Telephone Number,
        ----------------------                   -------------------------------
 (Address of Principal Executive Offices)               Including Area Code
-----------------------------------------               -------------------
            (Zip Code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

  At February 11, 2004, there were 3,012,434 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                          QUARTERLY REPORT ON FORM 10-Q/A
                     FOR THE QUARTER ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

Explanatory Note

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      December 31, 2003 (unaudited) and September 30, 2003
      (audited)...............................................................4

      Consolidated Statements of Operations (unaudited)
      Three months ended December 31, 2003 and December 31, 2002..............5

      Consolidated Statements of Comprehensive Income (unaudited)
      Three months ended December 31, 2003 and December 31, 2002..............6

      Consolidated Statements of Cash Flows (unaudited) Three months ended December 31, 2003 and December 31, 2002...........................7

      Notes to Consolidated Financial Statements..............................9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................16
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........24
Item 4.  Controls and Procedures..............................................25

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................25
Item 2.  Changes in Securities and Use of Proceeds............................25
Item 3.  Defaults Upon Senior Securities......................................25
Item 4.  Submission of Matters to a Vote of Security Holders..................25
Item 5.  Other Information....................................................25
Item 6.  Exhibits and Reports on Form 8-K.....................................25

SIGNATURES....................................................................26

Explanatory Note

         This report has been amended for the purpose of, (1) as described in
Note 24 of our consolidated financial statements included in our 2003 Annual Report to Stockholders and footnote 10 of this filing, reflecting adjustments to our historical financial statements arising from the revision of our accounting treatment for certain derivative instruments entered into by the Bank and (2) supplementing the discussion under Item 9A. Controls and Procedures to address the conclusions stated therein in light of such restatement.


                        GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          December 31,          September 30,
                                                                              2003                  2003
                                                                        ----------------      ----------------
                                                                          (Unaudited)
                                                                                (dollars in thousands)
 Assets
 Cash and cash equivalents                                                  $    2,199           $    2,029
 Interest bearing deposits                                                       7,896                4,114
 Investment securities
    Available-for-sale                                                         221,389              211,408
    Held-to-maturity                                                            12,570               13,376
 Loans held for sale                                                             8,486                6,554
 Loans receivable, net                                                         254,555              242,253
 Accrued interest and dividends receivable                                       2,287                2,299
 Deferred income taxes                                                           1,520                1,520
 Federal Home Loan Bank stock, at cost                                           6,673                4,340
 Premises and equipment, net                                                     8,214                7,948
 Goodwill                                                                        1,284                1,284
 Prepaid expenses and other assets                                               2,061                2,229
                                                                         ----------------      ----------------
                   Total assets                                             $  529,134           $  499,354
                                                                         ================      ================
Liabilities and stockholders' equity
Liabilities
Deposits                                                                    $  284,043           $  297,876
Advance payments from borrowers for taxes and insurance                            118                  225
Accrued expenses and other liabilities                                           3,038                5,919
Advances from the FHLB and other borrowings                                    212,358              164,635
Guaranteed convertible preferred securities of subsidiary trust                  9,361                9,359
                                                                         ----------------      ----------------
Total liabilities                                                              508,918              478,014
                                                                         ----------------      ----------------
Commitments and contingencies
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                              -                    -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,012,434 shares outstanding                              30                   30
   Additional paid-in capital                                                   25,152               25,152
   Accumulated deficit                                                          (4,063)              (3,771)
   Accumulated other comprehensive loss                                           (903)                 (71)
                                                                         ----------------      ----------------
Total stockholders' equity                                                      20,216               21,340
                                                                         ----------------      ----------------
Total liabilities and stockholders' equity                                  $  529,134           $  499,354
                                                                         ================      ================



                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                              December 31,
                                                   -----------------------------------
                                                         2003              2002
                                                   -----------------  ----------------

Interest income
  Loans                                                   $ 3,142           $ 3,889
  Investments                                               1,395             1,904
                                                   -----------------  ----------------
Total interest income                                       4,537             5,793
                                                   -----------------  ----------------
Interest expense
  Deposits                                                  1,467             1,900
  Borrowed money                                            1,660             1,625
                                                   -----------------  ----------------
Total interest expense                                      3,127             3,525
                                                   -----------------  ----------------
Net interest income                                         1,410             2,268
Provision for loan losses                                      79               647
                                                   -----------------  ----------------
Net interest income after provision for loan losses         1,331             1,621
                                                   -----------------  ----------------
Noninterest income
  Fees and service charges                                    234               431
  Gain on sale of loans                                     1,956             4,110
  Gain on sale of investment securities                       312                 -
  Gain (loss) on derivatives                                  388              (144)
  Other operating income                                        5                 4
                                                   -----------------  ----------------
Total noninterest income                                    2,895             4,401
                                                   -----------------  ----------------
Noninterest expense
  Compensation and employee benefits                        1,994             3,225
  Occupancy                                                   501               475
  Professional services                                       288               226
  Advertising                                                 421               183
  Deposit insurance premium                                    11                11
  Furniture, fixtures and equipment                           258               268
  Data processing                                             350               315
  Other operating expenses                                    695               759
                                                   -----------------  ----------------
Total noninterest expense                                   4,518             5,462
                                                   -----------------  ----------------
(Loss) income before income tax provision                    (292)              560
                                                   -----------------  ----------------
Income tax provision                                            -                 -
                                                   -----------------  ----------------
Net (loss) income                                         $  (292)          $   560
                                                   =================  ================
(Loss) earnings per common share
  Basic                                                   $ (0.10)          $   0.19
  Diluted                                                 $ (0.10)          $   0.15
Weighted average common shares outstanding
  Basic                                                 3,012,434          3,012,434
  Diluted                                               3,012,434          4,408,117






                                   GREATER ATLANTIC FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

        ---------------------------------------------------------------------------------------------
        Three months ended December 31,                                2003                2002
        ---------------------------------------------------------------------------------------------
                                                                        (in thousands)
        Net (loss) earnings                                            $   (292)             $ 560
        ---------------------------------------------------------------------------------------------
        Other comprehensive loss income, net of tax
           Unrealized loss on securities                                   (832)              (163)

        ---------------------------------------------------------------------------------------------
        Other comprehensive loss                                           (832)              (163)
        ---------------------------------------------------------------------------------------------
        Comprehensive (loss) income                                    $ (1,124)             $ 397
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
                                     Stock       Stock       Capital        (Deficit)       Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)

Balance at September 30, 2002           $-         $ 30     $ 25,152           $ (6,032)         $  (87)          $ 19,063

Other comprehensive loss                 -            -            -                  -            (163)              (163)

Net earnings for the period              -            -            -                560               -                560
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            $-         $ 30     $ 25,152           $ (5,472)         $ (250)          $ 19,460
==============================================================================================================================
Balance at September 30, 2003           $-         $ 30     $ 25,152           $ (3,771)         $  (71)          $ 21,340

Other comprehensive loss                 -            -            -                  -            (832)              (832)

Net loss for the period                  -            -            -               (292)                              (292)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003            $-         $ 30     $ 25,152           $ (4,063)         $ (903)          $ 20,216
==============================================================================================================================



                                GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
Three months ended December 31,                                                    2003             2002
--------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Cash flow from operating activities
Net income (loss)                                                                $    (292)      $     560
Adjustments to reconcile net income to net cash
provided by operating activities
  Provision for loan loss                                                               79             647
  Amortization of deposit acquisition adjustment                                         -              23
  Amortization of loan acquisition adjustment                                           (7)             (7)
  Depreciation and amortization                                                        223             217
  Proceeds from sale of trading securities                                              (8)              -
  Net loss on trading securities                                                         8               -
  Realized gain on sale of investments                                                (320)              -
  (Gain) loss on derivatives                                                          (388)            144
  Amortization of investment security premiums                                         426             535
  Amortization of mortgage-backed securities premiums                                  418             144
  Amortization of deferred fees                                                        (98)            (78)
  Discount accretion net of premium amortization                                      (173)            163
  Amortization of convertible preferred stock costs                                      2               -
  Gain on sale of loans held for sale                                               (1,956)         (4,110)
(Increase) decrease in assets
  Disbursements for origination of loans                                          (108,171)       (185,142)
  Proceeds from sales of loans                                                     108,196         177,143
  Accrued interest and dividend receivable                                              12              76
  Prepaid expenses and other assets                                                    151             (42)
  Deferred loan fees collected, net of deferred costs incurred                         106              30
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                            (2,478)            413
  Income taxes payable                                                                   -               -
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           (4,270)         (9,284)
--------------------------------------------------------------------------------------------------------------



                                GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

-------------------------------------------------------------------------------------------------------------
Three months ended December 31,                                                  2003              2002
-------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flow from investing activities
  Net increase in loans                                                       $  (12,209)       $ (13,862)
  Purchases of premises and equipment                                               (488)            (167)
  Purchases of investment securities                                              (5,000)          (4,711)
  Proceeds from sale of investment securities                                     14,176                -
  Proceeds from repayments of investment securities                               10,361           10,745
  Purchases of mortgage-backed securities                                        (45,621)               -
  Proceeds from repayments of mortgage-backed securities                          15,553            5,577
  Purchases of FHLB stock                                                         (5,450)          (1,305)
  Proceeds from sale of FHLB stock                                                 3,118            1,880
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                              (25,560)          (1,843)
-------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net (decrease) increase in deposits                                            (13,833)          19,661
  Net advances from FHLB                                                          43,150             (700)
  Net borrowings on reverse repurchase agreements                                  4,572          (11,671)
  Decrease in advance payments by borrowers for taxes and insurance                 (107)            (100)
-------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                               33,782            7,190
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   3,952           (3,937)
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                  6,143            9,358
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                   $   10,095        $   5,421
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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At December 31, 2003, the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:

-----------------------------------------------------------------------------------------------------------------
                                   Required     Required          Actual           Actual
      At December 31, 2003         Balance       Percent         Balance           Percent         Surplus
-----------------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)
Leverage                            $26,445        5.00%            $29,094           5.50%            $ 2,649
Tier 1 Risk-based                   $15,067        6.00%            $29,094          11.59%            $14,027
Total Risk-based                    $25,111       10.00%            $30,516          12.15%            $ 5,405
=================================================================================================================

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

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:

        ------------------------------------------------------------------------------------------------------
        Three months ended December 31,                                              2003             2002
        ------------------------------------------------------------------------------------------------------
                                                                                   (in thousands except per
                                                                                          share data)
        Net earnings (loss)                                                           $  (292)        $  560
           Deduct: Total stock-based employee compensation expense                       (129)             -
        ------------------------------------------------------------------------------------------------------
        Pro forma net earnings (loss) attributable to common stockholders                (421)           560
        ======================================================================================================
        Earnings (loss) per common share
           Basic                                                                      $ (0.10)        $ 0.19
           Diluted                                                                    $ (0.10)        $ 0.15
        Earnings (loss) per common share, pro forma
           Basic                                                                      $ (0.14)        $ 0.19
           Diluted                                                                    $ (0.14)        $ 0.15

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

                                                                For the Three
                                                                Months Ended
                                                                December 31,
                                                              -----------------
      (dollars in thousands except per share amounts)               2002
      -----------------------------------------------         -----------------

Net earnings                                                             $560
Effect of conversion of preferred securities                              100
Diluted earnings per share                                                660
Weighted average common shares outstanding                          3,012,434
Effect of conversion of preferred securities                        1,371,429
Common stock equivalents due to dilutive effect of
stock options                                                          24,254
Total weighted average common shares and common
share equivalents outstanding                                       4,408,117
Basic earnings per common share                                         $0.19
Diluted earnings per common share                                       $0.15

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

-----------------------------------------------------------------------------------------------------------------------
                                                                           Total                          Total
For the Three Months Ended                                Mortgage      Reportable     Intersegment     Operating
December 31, 2003                           Banking       Banking        Segments      Eliminations      Earnings
-----------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2003                                        $  1,200    $    131           $  1,331    $       -          $  1,331
2002                                           1,401         220              1,621            -             1,621
Noninterest income:
2003                                        $    879    $  2,020           $  2,899    $      (4)         $  2,895
2002                                             125       4,290              4,415          (14)            4,401
Noninterest expense:
2003                                        $  2,493    $  2,029           $  4,522    $       4          $  4,518
2002                                           2,343       3,133              5,476           14             5,462
Net income (loss):
2003                                        $   (414)   $    122           $   (292)   $       -          $   (292)
2002                                            (817)      1,377                560            -               560
Segment assets:
2003                                        $511,051    $ 24,033           $535,084    $  (5,950)         $529,134
2002                                         507,869      28,488            536,357      (25,599)          510,758
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

    The bank entered into various interest-rate swaps that total $77 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 1.31% - 4.53%, and expires between 2 and 7 years. The bank also entered into various interest rate caps that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133.

    The Company's derivatives do not meet hedge accounting requirements under SFAS 133, and therefore, the Company carries the derivatives at their fair value on the balance sheet, recognizing changes in their fair value in current-period earnings. The Company recognized a gain of $388,000 and a loss of $144,000 for the three months ended December 31, 2003 and 2002, respectively.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                INFORMATION AS OF DECEMBER 31, 2003 AND FOR THE
                      THREE MONTHS THEN ENDED IS UNAUDITED

(10) RESTATEMENT

    During 2004, the Bank restated its historical financial statements to revise the accounting treatment for certain derivative transactions. During a detail review of the accounting treatment of these transactions, the Bank determined that certain revisions to its accounting for the derivatives was appropriate. The bank had previously accounted for the derivative transactions as hedges under the accounting rules, however, upon their review determined that all the requirements were not met for the transactions to qualify for hedge accounting. The result of the revisions is to reclassify certain amounts previously deferred and recorded in other comprehensive income (loss) to current earnings in the period they arose. The revisions had no impact on the cash flows of the Bank.

                                                     As originally       Adjustments
                                                       reported              (1)            As restated
                                                    -----------------------------------------------------
                                                        (dollars in thousands except per share data)
        Quarter ended December 31, 2003
        Interest income                                 $4,537             $    -            $4,537
        Interest expense                                 3,127                  -             3,127
        Net interest income                              1,410                  -             1,410
        Noninterest income                               2,507                388             2,895
        Noninterest expense                              4,518                  -             4,518
        Net income (loss)                                 (680)               388              (292)
        Earnings per share - basic                       (0.23)              0.13             (0.10)
        Earnings per share - diluted                     (0.23)              0.13             (0.10)
        Quarter ended December 31, 2002
        Interest income                                 $5,793             $    -            $5,793
        Interest expense                                 3,525                  -             3,525
        Net interest income                              2,268                  -             2,268
        Noninterest income                               4,545               (144)            4,401
        Noninterest expense                              5,462                  -             5,462
        Net income (loss)                                  704               (144)              560
        Earnings per share - basic                        0.23              (0.04)             0.19
        Earnings per share - diluted                      0.23              (0.05)             0.18


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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2003 AND DECEMBER 31, 2002

         NET INCOME. For the three months ended December 31, 2003, the company had a net loss of $292,000 or $0.10 per diluted share compared to earnings of $560,000 or $0.15 per diluted share for the three months ended December 31, 2002. The $852,000 decline in earnings over the comparable period one-year ago resulted from a decrease of $1.5 million in non-interest income and was coupled with a decrease of $858,000 in net interest income. Those declines in income were offset by decreases in non-interest expense and in provision for loan losses totaling $1.5 million. The decreased provision was due primarily to a decrease in the required provision related to an impaired commercial business loan.

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

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                                      2003                                    2002
                                     --------------------------------------------------------------------------------
                                                    INTEREST                                    INTEREST    AVERAGE
                                        AVERAGE     INCOME/   AVERAGE YIELD/       AVERAGE      INCOME/      YIELD/
                                        BALANCE     EXPENSE        RATE            BALANCE      EXPENSE      RATE
                                     --------------------------------------------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 150,602     $ 2,036         5.41%       $ 201,562       $ 2,818        5.59%
   Consumer loans                        65,822         622         3.78           60,888           661        4.34
   Commercial business loans             39,907         484         4.85           32,354           410        5.07
                                     -----------   ----------   -----------    -------------   -----------  ----------
      Total loans                       256,331       3,142         4.90          294,804         3,889        5.28

Investment securities                   143,505         899         2.51          162,120         1,351        3.33
Mortgage-backed securities              107,974         496         1.84           49,724           553        4.45
                                     -----------   ----------   -----------    -------------   -----------  ----------
      Total interest-earning assets     507,810       4,537         3.57          506,648         5,793        4.57
                                                   ----------   -----------                    -----------  ----------
Non-earning assets                       17,201                                    16,548
                                     -----------                               -------------
  Total assets                        $ 525,011                                 $ 523,196
                                     ===========                               =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $  10,964          25         0.91        $   8,349            33        1.58
   Now and money market accounts         77,076         208         1.08           74,886           323        1.73
   Certificates of deposit              193,683       1,234         2.55          196,184         1,544        3.15
                                     -----------   ----------   -----------    -------------   -----------  ----------
      Total deposits                    281,723       1,467         2.08          279,419         1,900        2.72

   FHLB advances                        116,250         680         2.34           99,919           695        2.78
   Other borrowings                      88,452         980         4.43           85,607           930        4.35
                                     -----------   ----------   -----------    -------------   -----------  ----------
  Total interest-bearing
    liabilities                         486,425       3,127         2.57          464,945         3,525        3.03
                                                   ----------   -----------                    -----------  ----------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      12,682                                    24,416
Other liabilities                         4,951                                    14,632
                                     -----------                               -------------
  Total liabilities                     504,058                                   503,993
Stockholders' equity                     20,953                                    19,203
                                     -----------                               -------------
  Total liabilities and
    stockholders' Equity              $ 525,011                                 $ 523,196
                                     ===========                               =============

Net interest income                                 $ 1,410                                     $ 2,268
                                                   ==========                                  ===========
Interest rate spread                                                1.00%                                      1.54%
                                                                ===========                                 ==========
Net interest margin                                                 1.11%                                      1.79%
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

         NON-INTEREST INCOME. Non-interest income decreased $1.5 million during the three months ended December 31, 2003, over the comparable period one year ago. That decrease was primarily the result of a decrease in gain on sale of loans coupled with decreases of $178,000 and $19,000 in service fees on loans and on deposits, respectively. Those decreases were offset by an increase in gain on sale of investment securities and gains on derivative transactions of $844,000 from the comparable period one year ago. The level of gain on sale of loans during the three months ended December 31, 2003 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary with margins also being less than those in the year-ago period. The following table presents a comparison of the components of non-interest income.

                                                                                              Difference
---------------------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                        2003            2002           Amount              %
---------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Non-interest income:
   Gain on sale of loans                              $ 1,956          $ 4,110       $ (2,154)           (52.41)%
   Service fees on loans                                   59              237           (178)           (75.11)
   Service fees on deposits                               175              194            (19)            (9.79)
   Gain on sale of investment securities                  312                -            312                 -
   Gain (loss) on derivatives                             388             (144)           532            369.44
   Other operating income                                   5                4              1             25.00
---------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 2,895          $ 4,401       $ (1,506)           (34.22)%
=====================================================================================================================

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
                                        Total            Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)

Certificate of deposit maturities (1) $ 180,410       $ 114,931       $ 44,209       $ 21,177           $  93
Loan originations                        60,233          60,233              -              -               -
Unfunded lines of credit                 98,467          98,467              -              -               -
Standby letters of credit                   349             349              -              -               -
-----------------------------------------------------------------------------------------------------------------
     Total                            $ 339,459       $ 273,980       $ 44,209       $ 21,177           $  93
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

ITEM 4.  CONTROLS AND PROCEDURES

         (a). Evaluation of disclosure controls and procedures.  As described in
         ------------------------------------------------------
Note 24 to our annual consolidated financial statements, we have restated our financial statements to reflect adjustments resulting from the revision of our accounting treatment of certain derivative instruments. In light of this restatement, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures as of the date of this amended report. Based on this evaluation, our principal executive officer and principal financial officer conclude that our disclosure controls and procedures were adequate.

         (b). Changes in internal control.  The company made no significant
         ---------------------------------
changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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


                                           Date:  May 27, 2004