Form 10-Q
period 2004-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2004-05-27
CIK 1082735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                         54-1873112
         --------                                         ----------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

10700 PARKRIDGE BOULEVARD, SUITE P50                      703-391-1300
      RESTON, VIRGINIA 20191                     (Registrant's Telephone Number,
      ----------------------                     -------------------------------
(Address of Principal Executive Offices)             Including Area Code
----------------------------------------
          (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act): Yes ___ No /X/


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     At May 7, 2004, there were 3,012,434 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                              PAGE NO.
------------------------------                                                                              --------
Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      March 31, 2004 (unaudited) and September 30, 2003 (audited)..............................................3

      Consolidated Statements of Operations (unaudited)
      Three and six months ended March 31, 2004 and March 31, 2003.............................................4

      Consolidated Statements of Comprehensive Income (Loss) (unaudited)
      Six months ended March 31, 2004 and March 31, 2003 ......................................................5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      Six months ended March 31, 2004 and March 31, 2003.......................................................5

      Consolidated Statements of Cash Flows (unaudited)
      Six months ended March 31, 2004 and March 31, 2003.......................................................6

      Notes to Consolidated Financial Statements...............................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................26
Item 4.  Controls and Procedures..............................................................................27

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................................................27
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities......................27
Item 3.  Defaults Upon Senior Securities......................................................................27
Item 4.  Submission of Matters to a Vote of Security Holders..................................................28
Item 5.  Other Information....................................................................................28
Item 6.  Exhibits and Reports on Form 8-K.....................................................................28

SIGNATURES....................................................................................................29

                                       2

                        GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                            March 31,            September 30,
                                                                               2004                  2003
                                                                          ---------------       ---------------
                                                                            (Unaudited)
                                                                                 (dollars in thousands)
 Assets
 Cash and cash equivalents                                                    $  2,485             $  2,029
 Interest bearing deposits                                                       6,648                4,114
 Investment securities
    Available-for-sale                                                         215,922              211,408
    Held-to-maturity                                                            11,892               13,376
    Trading                                                                      7,445                    -
 Loans held for sale                                                            12,517                6,554
 Loans receivable, net                                                         259,200              242,253
 Accrued interest and dividends receivable                                       2,313                2,299
 Deferred income taxes                                                           1,520                1,520
 Federal Home Loan Bank stock, at cost                                           6,025                4,340
 Premises and equipment, net                                                     8,370                7,948
 Goodwill                                                                        1,284                1,284
 Prepaid expenses and other assets                                               2,408                2,229
                                                                          ---------------       ---------------
                   Total assets                                               $538,029             $499,354
                                                                          ===============       ===============
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $291,812              $297,876
Advance payments from borrowers for taxes and insurance                           376                   225
Accrued expenses and other liabilities                                          3,245                 5,919
Advances from the FHLB and other borrowings                                   214,230               164,635
Guaranteed convertible preferred securities of subsidiary trust                 9,364                 9,359
                                                                          ---------------       ---------------
Total liabilities                                                             519,027               478,014
                                                                          ---------------       ---------------
Commitments and contingencies
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,012,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,152                25,152
   Accumulated deficit                                                         (5,332)               (3,771)
   Accumulated other comprehensive loss                                          (848)                  (71)
                                                                          ---------------       ---------------
Total stockholders' equity                                                     19,002                21,340
                                                                          ---------------       ---------------
Total liabilities and stockholders' equity                                   $538,029              $499,354
                                                                          ===============       ===============

                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   Three Months Ended            Six Months Ended
                                                                         March 31,                   March 31,
                                                            ------------------------------  ---------------------------
                                                                  2004             2003           2004           2003
                                                            -------------    -------------  -------------  ------------
Interest income
  Loans                                                      $    3,375         $  3,511      $   6,517      $   7,400
  Investments                                                     1,614            1,642          3,010          3,546
                                                            -------------    -------------  -------------  ------------
Total interest income                                             4,989            5,153          9,527         10,946
                                                            -------------    -------------  -------------  ------------
Interest expense
  Deposits                                                        1,377            1,683          2,845          3,583
  Borrowed money                                                  1,720            1,516          3,380          3,141
                                                            -------------    -------------  -------------  ------------
Total interest expense                                            3,097            3,199          6,225          6,724
                                                            -------------    -------------  -------------  ------------
Net interest income                                               1,892            1,954          3,302          4,222
Provision for loan losses                                             2               66             81            713
                                                            -------------    -------------  -------------  ------------
Net interest income after provision for loan losses               1,890            1,888          3,221          3,509
                                                            -------------    -------------  -------------  ------------
Noninterest income
  Fees and service charges                                          247              354            481            785
  Gain on sale of loans                                           2,307            3,150          4,264          7,260
  Gain on sale of investment securities                            (156)             (16)           156            (16)
  Loss on derivatives                                              (830)            (208)          (441)          (352)
  Other operating income                                              5               10             10             14
                                                            -------------    -------------  -------------  ------------
Total noninterest income                                          1,573            3,290          4,470          7,691
                                                            -------------    -------------  -------------  ------------

      Noninterest expense
        Compensation and employee benefits                        2,181            2,916          4,174          6,141
        Occupancy                                                   510              498          1,010            973
        Professional services                                       259              250            547            476
        Advertising                                                 525              198            946            381
        Deposit insurance premium                                    11               12             22             23
        Furniture, fixtures and equipment                           257              269            515            537
        Data processing                                             353              309            703            625
        Other real estate owned expenses                              -                2              -              2
        Other operating expenses                                    636              720          1,335          1,478
                                                            -------------    -------------  -------------  ------------
      Total noninterest expense                                   4,732            5,174          9,252         10,636
                                                            -------------    -------------  -------------  ------------
      (Loss) income before income tax provision                  (1,269)               4         (1,561)           564
                                                            -------------    -------------  -------------  ------------
      Income tax provision                                            -                -                             -
                                                            -------------    -------------  -------------  ------------
      Net (loss) income                                      $   (1,269)        $      4      $  (1,561)     $     564
                                                            =============    =============  =============  ============

      (Loss) earnings per common share
        Basic                                                    $(0.42)          $ 0.00         $(0.52)       $  0.19
        Diluted                                                  $(0.42)          $ 0.00         $(0.52)       $  0.17
      Weighted average common shares outstanding
        Basic                                                 3,012,434        3,012,434      3,012,434      3,012,434
        Diluted                                               3,012,434        4,415,821      3,012,434      4,412,120

                                       4

                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

--------------------------------------------------------------------------------
Six months ended March 31,                            2004              2003
--------------------------------------------------------------------------------
                                                          (in thousands)
Net (loss) earnings                                 $ (1,561)          $ 564
--------------------------------------------------------------------------------
Other comprehensive loss, net of tax
   Unrealized loss on securities                        (777)           (203)
--------------------------------------------------------------------------------
Other comprehensive loss                                (777)           (203)
--------------------------------------------------------------------------------
Comprehensive (loss) income                         $ (2,338)          $ 361
================================================================================




                        GREATER ATLANTIC FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                                Additional    Accumulated         Other             Total
                                       Preferred     Common       Paid-in       Earnings      Comprehensive     Stockholders'
                                         Stock        Stock       Capital       (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Balance at September 30, 2002             $-         $ 30       $ 25,152       $ (6,032)         $  (87)         $ 19,063

Other comprehensive loss                   -            -              -              -            (203)             (203)

Net earnings for the period                -            -              -            564               -               564
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003                 $-         $ 30       $ 25,152       $ (5,468)         $ (290)         $ 19,424
==============================================================================================================================
Balance at September 30, 2003             $-         $ 30       $ 25,152       $ (3,771)         $  (71)         $ 21,340

Other comprehensive loss                   -            -              -              -            (777)             (777)

Net loss for the period                    -            -              -         (1,561)              -            (1,561)
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                 $-         $ 30       $ 25,152       $ (5,332)         $ (848)         $ 19,002
==============================================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



--------------------------------------------------------------------------------------------------------------
Six months ended March 31,                                                            2004            2003
--------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Cash flow from operating activities
Net (loss) income                                                                  $ (1,561)      $    564
Adjustments to reconcile net income to net cash
provided by operating activities
  Provision for loan loss                                                                81            713
  Amortization of deposit acquisition adjustment                                          -             23
  Amortization of loan acquisition adjustment                                           (14)           (14)
  Depreciation and amortization                                                         443            443
  Proceeds from sale of trading securities                                              300            292
  Net loss on trading securities                                                       (300)             -
  Realized gain on sale of investments                                                  143             16
  Loss on derivatives                                                                   441            352
  Amortization of investment security premiums                                          774            993
  Amortization of mortgage-backed securities premiums                                   655              -
  Amortization of deferred fees                                                        (201)          (179)
  Discount accretion net of premium amortization                                       (208)           272
  Amortization of convertible preferred stock costs                                       -              -
  Amortization of convertible preferred stock costs                                       5              -
  Gain on sale of loans held for sale                                                (4,264)        (7,260)
(Increase) decrease in assets
  Disbursements for origination of loans                                           (210,203)      (314,389)
  Proceeds from sales of loans                                                      207,678        325,352
  Accrued interest and dividend receivable                                              (14)           407
  Prepaid expenses and other assets                                                    (231)            18
  Deferred loan fees collected, net of deferred costs incurred                          305            (20)
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                             (2,279)           179
  Income taxes payable                                                                    -              -
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                  (8,450)         7,762
--------------------------------------------------------------------------------------------------------------

                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

--------------------------------------------------------------------------------------------------------------
Six months ended March 31,                                                          2004             2003
--------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Cash flow from investing activities
  Net increase in loans                                                         $  (16,910)       $  (8,423)
  Purchases of premises and equipment                                                 (865)            (320)
  Purchases of investment securities                                               (16,619)         (22,619)
  Proceeds from sale of investment securities                                       24,400                -
  Proceeds from repayments of investment securities                                 18,010           20,311
  Purchases of mortgage-backed securities                                          (63,056)               -
  Proceeds from repayments of mortgage-backed securities                            24,483           12,388
  Purchases of FHLB stock                                                           (9,190)          (4,133)
  Proceeds from sale of FHLB stock                                                   7,505            4,605
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                (32,242)           1,809
--------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net (decrease) increase in deposits                                               (6,064)           5,297
  Net advances from FHLB                                                            33,700            1,850
  Net borrowings on reverse repurchase agreements                                   15,895          (19,979)
  (Decrease)  increase  in  advance  payments  by  borrowers  for  taxes  and          151               45
insurance
  Issuance of convertible preferred securities                                           -               (1)
--------------------------------------------------------------------------------------------------------------
Net cash provided (used in) by financing activities                                 43,682          (12,788)
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                     2,990           (3,217)
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                    6,143            9,358
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                     $    9,133        $   6,141
==============================================================================================================


                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 INFORMATION AS OF MARCH 31, 2004 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

     In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. The company at or during the six months ended March 31, 2004 and 2003 identified impaired loans. An analysis of the change in the allowance for loan losses follows:

        ------------------------------------------------------------------------------------------
        At or for the Six Months Ended March 31,                      2004             2003
        ------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
        Balance at beginning of period                              $1,550            $1,699
        Provisions                                                      81               713
        Total charge-offs                                             (173)             (730)
        Total recoveries                                                18                15
        ------------------------------------------------------------------------------------------
        Net charge-offs                                               (155)             (715)
        ------------------------------------------------------------------------------------------
        Balance at end of period                                    $1,476            $1,697
        ==========================================================================================
        Ratio of net charge-offs during the period
           to average loans outstanding during the period             0.06%             0.25%
        ==========================================================================================
        Allowance for loan losses to total non-performing
           loans at end of period                                   157.52%           108.30%
        ==========================================================================================
        Allowance for loan losses to total loans                      0.55%             0.64%
        ==========================================================================================

(3) REGULATORY MATTERS

         The bank qualifies as a Tier 1 institution and may make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the OTS with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision." The bank is currently classified as a Tier 1 institution for these purposes. The capital distribution regulation requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank did not pay any dividends during the year ended September 30, 2003 or the period ended March 31, 2004.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31, 2004 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At March 31, 2004, the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:

---------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
              At March 31, 2004                 Balance      Percent      Balance      Percent     Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                         $26,819       5.00%      $27,828        5.19%       $ 1,009
Tier 1 Risk-based                                $16,102       6.00%      $27,828       10.37%       $11,726
Total Risk-based                                 $26,836      10.00%      $29,191       10.88%       $ 2,355
===============================================================================================================

(4) STOCK OPTIONS

     Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of March 31, 2004, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

  --------------------------------------------------------------------------------------------------------------------
                                                                           Number       Exercise        Expiration
                                                                         of Shares        Price            Date
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding at September 30, 2001                                139,000
  Options granted                                                           10,000         $ 5.31        12-14-2010
  Options granted                                                           26,000         $ 7.00          1-1-2012
  Options granted                                                           20,000         $ 9.00          1-1-2012
  Options exercised                                                         (5,000)        $ 4.00
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2002                190,000
  Options granted                                                                -
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2003                190,000
  --------------------------------------------------------------------------------------------------------------------
  Options granted                                                           36,000         $ 8.50        10-20-2013
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at March 31, 2004                    226,000
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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31, 2004 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income
(loss) would have been changed to the pro forma amounts indicated below:

------------------------------------------------------------------------------------------------------
Six months ended March 31,                                                     2004            2003
------------------------------------------------------------------------------------------------------
                                                                           (in thousands except per
                                                                                  share data)
Net earnings (loss)                                                           $(1,561)        $  564
   Deduct: Total stock-based employee compensation expense                       (129)             -
------------------------------------------------------------------------------------------------------
Pro forma net earnings (loss) attributable to common stockholders              (1,690)           564
======================================================================================================
Earnings (loss) per common share

   Basic                                                                      $ (0.52)        $ 0.19

   Diluted                                                                    $ (0.52)        $ 0.17

Earnings (loss) per common share, pro forma

   Basic                                                                      $ (0.60)        $ 0.19

   Diluted                                                                    $ (0.60)        $ 0.17


(5) EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the six months ended March 31, 2003. The effect of the conversion of preferred securities and the impact of stock options were antidilutive for the period ended March 31, 2004.


                                                                              For the Six Months
                                                                                Ended March 31,
                                                                          ------------------------
              (dollars in thousands except per share amounts)                        2003
              -----------------------------------------------             ------------------------

Net earnings                                                                         $564

Effect of conversion of preferred securities                                          200

Diluted earnings per share                                                            764

Weighted average common shares outstanding                                      3,012,434

Effect of conversion of preferred securities                                    1,371,429

Common stock equivalents due to dilutive effect of stock options                   28,257

Total weighted average common shares and common share equivalents               4,412,120
outstanding

Basic earnings per common share                                                     $0.19

Diluted earnings per common share                                                   $0.17


                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31, 2004 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(6) SEGMENT REPORTING

     The company has two reportable segments, banking and mortgage banking. The bank operates retail deposit branches in the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumers and small businesses with deposit products such as demand, transaction, savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in residential real estate loans purchased from GAMC and others, and also invests in mortgage-backed and other securities. The mortgage banking segment activities, which are conducted principally through GAMC, include the origination of residential real estate loans either for the bank's portfolio or for sale into the secondary market with servicing released.

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the Six Months Ended March 31,              Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2004                                           $  2,937     $    284       $  3,221      $      -      $  3,221
2003                                              3,196          313          3,509             -         3,509
Noninterest income (expense):
2004                                               $ 85     $  4,392       $  4,477      $     (7)     $  4,470
2003                                                150        7,561          7,711           (20)        7,691
Noninterest expense:
2004                                           $  5,019     $  4,240       $  9,259      $      7      $  9,252
2003                                              4,827        5,829         10,656            20        10,636
Net income (loss):
2004                                           $ (1,996)    $    435       $ (1,561)     $      -      $ (1,561)
2003                                             (1,480)       2,044            564             -           564
Segment assets:
2004                                           $532,400     $ 14,541       $546,941      $ (8,912)     $538,029
2003                                            486,372       12,742        499,114        (8,509)      490,605
(1) Segment net interest income reflects income after provisions for loan losses.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31, 2004 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(7) RECENT ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which was replaced by FASB Interpretation No. 46R ("FIN 46R") in December 2003. FIN 46R became effective in the first quarter of 2004 and defined a variable interest entity ("VIE") as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation requires a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. Most of the original provisions of Interpretation No. 46 were delayed until March 31, 2004 through the issuance of FIN 46R. The Company has a VIE in the form of a trust set up to issue trust preferred securities and accordingly, the implementation of FIN 46R required the deconsolidation of the Trust. The Company's adoption of FIN 46R did not have a material impact on the Company's financial position and results of operations. The restatement of prior years financial statements was not required by FIN 46R and the Company did not restate the prior year's financial statements.

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF MARCH 31, 2004 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

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

     The bank entered into various interest-rate swaps that total $72 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 1.31% - 4.53%, and expires between 2 and 7 years. The bank also entered into various interest rate caps that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133.

     Realized and unrealized gains and losses on these derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the six months ended March 31, 2004 and 2003 the instruments did not meet hedge accounting requirements. The statement of operations includes net losses of $441,000 and $352,000 for the six months ended March 31, 2004 and 2003, respectively.

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

     At March 31, 2004 the company's total assets were $538.0 million, compared to the $499.4 million held at September 30, 2003, representing an increase of 7.74%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at March 31, 2004 were $259.2 million, an increase of $16.9 million or 7.00% from the $242.3 million held at September 30, 2003. The increase in loans consisted primarily of commercial real estate loans and commercial lines of credit secured by mortgages on residential real estate. At March 31, 2004, investment securities were $235.2 million, an increase of $10.4 million or 4.65% from the $224.8 million held at September 30, 2003. Deposits at March 31, 2004 were $291.8 million, a decrease of $6.1 million, which resulted primarily from a decrease in certificates of deposit of $14.8 million, offset by increases in savings and transaction accounts of $8.7 million. With the current interest rate environment and marketing efforts by the bank, we anticipate this trend will continue.


CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

     The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent liabilities. Management continually evaluates its estimates and judgments including those related to the allowance for loan losses and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. The company believes that, of its significant accounting policies, the most critical accounting policies we apply are those related to the valuation of the loan portfolio.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2004 AND MARCH 31, 2003

     NET INCOME. For the three months ended March 31, 2004, the company had a net loss of $1.3 million or $0.42 per diluted share compared to earnings of $4,000 or $0.00 per diluted share for the three months ended March 31, 2003. The $1.3 million decline in earnings over the comparable period one-year ago resulted from a decrease of $1.7 million in non-interest income and was coupled with a decrease of $62,000 in net interest income. Those declines in income were offset by decreases in non-interest expense and in provision for loan losses totaling $506,000. The decreased provision was due primarily to a decrease in the required provision related to an impaired commercial business loan.

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

     The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
---------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                            2004              2003           Amount             %
---------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Interest income:
   Loans                                               $ 3,375           $ 3,511         $ (136)          (3.87)%
   Investments                                           1,614             1,642            (28)          (1.71)
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,989             5,153           (164)          (3.18)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,377             1,683           (306)         (18.18)
   Borrowings                                            1,720             1,516            204           13.46
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,097             3,199           (102)          (3.19)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,892           $ 1,954         $  (62)          (3.17)%
=====================================================================================================================

     The decline in net interest income during the quarter ended March 31, 2004, resulted primarily from a 17 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.64% for the quarter ended March 31, 2003 to 1.47% for the quarter ended March 31, 2004, offset in part by a $36.9 million increase in the bank's interest-earning assets. Contributing to the decline in the net interest margin was a $539,000 charge resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $455,000 in the comparable period one year ago. That decrease in net interest margin also resulted from the average yield on interest earning assets declining 12 basis points more than the decline in the average cost on interest bearing liabilities and was coupled with the increase in the bank's average interest bearing liabilities exceeding the increase in average interest earning assets by $3.1 million.

     INTEREST INCOME. Interest income for the three months ended March 31, 2004 decreased $164,000 compared to the three months ended March 31, 2003, primarily as a result of a decrease of 43 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase in the average outstanding balances of loans and investment securities.

     INTEREST EXPENSE. The $102,000 decrease in interest expense for the three months ended March 31, 2004 compared to the 2003 period was principally the result of a 31 basis point decrease in the cost of funds on average deposits and borrowed funds. The decrease in the cost of those funds was partially offset by a $39.9 million increase in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 36 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was coupled with a decrease of $11.6 million, in certificates, savings and NOW and money market accounts from $276.1 million for the three months ended March 31, 2003 to $264.5 million for the three months ended March 31, 2004. The decrease in rates was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits. The decrease in rates resulted from the Federal Reserve lowering its benchmark interest rate (overnight bank lending rate) thirteen times since January 3, 2001 by a total of 5.50% to a low of 1.00%.

     The increase in interest expense on borrowings for the three months ended March 31, 2004 compared to the 2003 period was principally the result of a $51.5 million increase in average borrowed funds and was partially offset by a 41 basis point decrease in the cost of borrowed funds. Components accountable for the increase of $204,000 in interest expense were a $374,000 increase relating to average volume, offset by a $170,000 decrease relating to average cost

     COMPARATIVE AVERAGE BALANCES AND INTEREST INCOME ANALYSIS. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and annualized rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.


                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                     ------------------------------------------- --------------------------------------
                                                      2004                                         2003
                                     ------------------------------------------- --------------------------------------
                                                     INTEREST                                   INTEREST       AVERAGE
                                        AVERAGE      INCOME/    AVERAGE YIELD/    AVERAGE        INCOME/        YIELD/
                                        BALANCE      EXPENSE        RATE           BALANCE       EXPENSE        RATE
                                     ------------------------------------------- --------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 159,264     $ 2,171          5.45%        $ 177,827       $ 2,522        5.67%
   Consumer loans                        66,180         631          3.81            63,269           616        3.89
   Commercial business loans             44,572         573          5.14            31,459           373        4.74
                                     -----------    --------     -----------     ------------    ---------     --------
      Total loans                       270,016       3,375          5.00           272,555         3,511        5.15

Investment securities                   123,465         789          2.56           160,714         1,233        3.07
Mortgage-backed securities              120,126         825          2.75            43,474           409        3.76
                                     -----------    --------     -----------     ------------    ---------     --------
      Total interest-earning assets     513,607       4,989          3.89           476,743         5,153        4.32
                                                    --------     -----------                     ---------     --------
Non-earning assets                       18,298                                      16,159
                                     -----------                                 ------------
  Total assets                        $ 531,905                                   $ 492,902
                                     ===========                                 ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $  10,867          26          0.96         $   8,977            31        1.38
   Now and money market accounts         78,320         211          1.08            78,333           272        1.39
   Certificates of deposit              175,275       1,140          2.60           188,748         1,380        2.92
                                     -----------    --------     -----------     ------------    ---------     --------
      Total deposits                    264,462       1,377          2.08           276,058         1,683        2.44

   FHLB advances                        137,810         751          2.18            95,227           623        2.62
   Other borrowings                      92,754         969          4.18            83,812           893        4.26
                                     -----------    --------     -----------     ------------    ---------     --------
  Total interest-bearing                495,026       3,097          2.50           455,097         3,199        2.81
      liabilities                                   --------     -----------                     ---------     --------


Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      13,575                                      14,583
Other liabilities                         3,223                                       3,822
                                     -----------                                 ------------
  Total liabilities                     511,824                                     473,502
Stockholders' equity                     20,081                                      19,400
                                     -----------                                 ------------
  Total liabilities and
   stockholders' Equity               $ 531,905                                   $ 492,902
                                     ===========                                 ============

Net interest income                                 $ 1,892                                       $ 1,954
                                                    ========                                     =========
Interest rate spread                                                 1.39%                                       1.51%
                                                                 ===========                                   ========
Net interest margin                                                  1.47%                                       1.64%
                                                                 ===========                                   ========

                                       18

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

                                                THREE MONTHS ENDED
                                           MARCH 31, 2004 COMPARED TO
                                                 MARCH 31, 2003
                                  ----------------------------------------------
                                              CHANGE ATTRIBUTABLE TO
                                  ----------------------------------------------
                                      VOLUME          RATE           TOTAL
                                  ----------------------------------------------
                                                 (IN THOUSANDS)

Real estate loans                    $ (263)        $  (88)         $ (351)
Consumer loans                           28            (13)             15
Commercial business loans               155             45             200
                                     --------       ----------     -----------
      Total loans                       (80)           (56)           (136)
Investments                            (286)          (158)           (444)
Mortgage-backed securities              721           (305)            416
                                     --------       ----------     -----------
Total interest-earning assets        $  355         $ (519)         $ (164)
                                     ========       ==========     ===========

Savings accounts                     $    7         $  (12)         $   (5)
Now and money market accounts             -            (61)            (61)
Certificates of deposit                 (99)          (141)           (240)
                                     --------       ----------     -----------
  Total deposits                        (92)          (214)           (306)
FHLB advances                           279           (151)            128
Other borrowings                         95            (19)             76
                                     --------       ----------     -----------
Total interest-bearing liabilities      282           (384)           (102)
                                     ========       ==========     ===========
Change in net interest income        $   73         $ (135)         $  (62)
                                     ========       ==========     ===========


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

     Non-performing assets were $937,000 or 0.17% of total assets at March 31, 2004, with $716,000 classified as substandard, $221,000 classified as doubtful and none classified as real estate owned compared to $1.7 million or 0.35% at March 31, 2003. Non-performing assets decreased $758,000 from the comparable period one year ago, coupled with a decrease of $64,000 in the provision for loan losses. The decrease in non-performing assets from the year ago period was due to the reduction of the outstanding balance of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

     NON-INTEREST INCOME. Non-interest income decreased $1.7 million during the three months ended March 31, 2004, over the comparable period one year ago. That decrease was primarily the result of a decrease of $1.5 million in gain on sale of loans and loss on derivatives and was coupled with decreases of $109,000 and $140,000 in service fees on loans and loss on sale of investments, respectively. The level of gain on sale of loans during the three months ended March 31, 2004 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary with margins also being less than those in the year-ago period. The following table presents a comparison of the components of non-interest income.


                                                                                             Difference
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                          2004           2003            Amount             %
-------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Non-interest income:
   Gain on sale of loans                            $ 2,307       $ 3,150          $   (843)          (26.76)%
   Service fees on loans                                 54           163              (109)          (66.87)
   Service fees on deposits                             193           191                 2             1.05
   Loss on sale of investment securities               (156)          (16)             (140)         (875.00)
   Loss on derivatives                                 (830)         (208)             (622)         (299.04)
   Other operating income                                 5            10                (5)          (50.00)
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                     $ 1,573       $ 3,290          $ (1,717)          (52.19)%
===================================================================================================================

     NON-INTEREST EXPENSE. Non-interest expense decreased $442,000 from $5.2 million for the three months ended March 31, 2003 to $4.7 million for the comparable period in the current year. The decrease was primarily attributable to a $478,000 decrease in the mortgage company's non-interest expense from the comparable period one year ago as a result of decreased loan origination and sales. The increase in the bank's non-interest expense was a modest $36,000 distributed over various non-interest expense categories. The decrease at the mortgage company level was primarily in compensation, and other operating expenses, and was offset by increases in professional services, advertising, occupancy, data processing and furniture fixtures and equipment. Mortgage related expenses should continue to decline because of the lag in timing of such expenses compared to the decline in origination and sales volumes. The following table presents a comparison of the components of non-interest expense.


                                                                                             Difference
--------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                 2004           2003           Amount           %
--------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
Non-interest expense:
    Compensation and employee benefits                    $ 2,181        $ 2,916          $ (735)         (25.21)%
    Occupancy                                                 510            498              12           2.41
    Professional services                                     259            250               9           3.60
    Advertising                                               525            198             327         165.15
    Deposit insurance premium                                  11             12              (1)         (8.33)
    Furniture, fixtures and equipment                         257            269             (12)         (4.46)
    Data processing                                           353            309              44          14.24
    Other operating expense                                   636            722             (86)        (11.91)
      ---------------------------------------------------------------------------------------------------------------
Total non-interest expense                               $ 4,732        $ 5,174          $ (442)          (8.54)%
      ===============================================================================================================


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



Contractual Commitments and Obligations

----------------------------------------------------------------------------------------------------------------
                                                    Less Than One    Two - Three    Four - Five     After Five
                                        Total            Year            Years        Years           Years
----------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
FHLB Advances (1)                       $ 120,500       $  95,500       $      -       $      -        $ 25,000
Reverse repurchase agreements              93,730          93,730              -              -               -
Operating leases                            9,199           1,295          2,703          2,300           2,901
----------------------------------------------------------------------------------------------------------------
   Total obligations                    $ 223,429       $ 190,525       $  2,703       $  2,300        $ 27,901
================================================================================================================
(1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.

Other Commercial Commitments

----------------------------------------------------------------------------------------------------------------
                                                    Less Than One    Two - Three    Four - Five     After Five
                                        Total            Year            Years        Years           Years
----------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)

Certificate of deposit maturities (1)   $ 183,140       $ 120,621       $ 42,684       $ 19,742        $     93
Loan originations                         129,958         129,958              -              -               -
Unfunded lines of credit                  100,802         100,802              -              -               -
Standby letters of credit                     309             309              -              -               -
----------------------------------------------------------------------------------------------------------------
   Total                                $ 414,209       $ 351,690       $ 42,684       $ 19,742        $     93
================================================================================================================
(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.


             COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
                     ENDED MARCH 31, 2004 AND MARCH 31, 2003

     NET INCOME. For the six months ended March 31, 2004, the company had a net loss of $1.6 million or $0.52 per diluted share compared to earnings of $564,000 or $0.17 per diluted share for the six months ended March 31, 2003. The $2.1 million decline in earnings over the comparable period one-year ago resulted from a decrease of $3.2 million in non-interest income and was coupled with a decrease of $920,000 in net interest income. Those declines in income were offset in part by decreases in non-interest expense and in provision for loan losses totaling $2.0 million. The decreased provision was due primarily to a decrease in the required provision related to an impaired commercial business loan

     NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing liabilities such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and interest-bearing liabilities in combination with the yields earned and rates paid upon them. The correlation between the re-pricing of interest rates on assets and on liabilities also influences net interest income.

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                               Difference
---------------------------------------------------------------------------------------------------
Six Months Ended March 31,              2004             2003            Amount            %
---------------------------------------------------------------------------------------------------
                                                        (dollars in thousands)
Interest income:
   Loans                               $ 6,517          $ 7,400         $  (883)        (11.93)%
   Investments                           3,010            3,546            (536)        (15.12)
---------------------------------------------------------------------------------------------------
Total                                    9,527           10,946          (1,419)        (12.96)
---------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                              2,845            3,583            (738)        (20.60)
   Borrowings                            3,380            3,141             239           7.61
---------------------------------------------------------------------------------------------------
Total                                    6,225            6,724            (499)         (7.42)
---------------------------------------------------------------------------------------------------
Net interest income                    $ 3,302          $ 4,222         $  (920)        (21.79)%
===================================================================================================

     The decline in net interest income during the six months ended March 31, 2004, resulted primarily from a 43 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.72% for the six months ended March 31, 2003 to 1.29% for the six months ended March 31, 2004, offset in part by a $19.0 million increase in the bank's interest-earning assets. Contributing to the decline in the net interest margin was a $1.1 million charge resulting from payments made on certain interest rate swap and cap agreements compared to an $836,000 charge in the comparable period one year ago. The decrease in net interest margin also resulted from the average yield on interest earning assets declining 37 basis points more than the average cost on interest bearing liabilities and was coupled with the increase in the bank's average interest bearing liabilities exceeding the increase in average interest earning assets by $7.0 million.

     INTEREST INCOME. Interest income for the six months ended March 31, 2004 decreased $1.4 million compared to the six months ended March 31, 2003, primarily as a result of a decrease of 72 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase in the average outstanding balances of loans and investment securities.

     INTEREST EXPENSE. The $499,000 decrease in interest expense for the six months ended March 31, 2004 compared to the 2003 period was principally the result of a 35 basis point decrease in the cost of funds on average deposits and borrowed funds. The decrease in the cost of those funds was partially offset by a $26.0 million increase in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 50 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was coupled with a decrease of $4.6 million, in certificates, savings and NOW and money market accounts from $277.7 million for the six months ended March 31, 2003 to $273.1 million for the six months ended March 31, 2004.

     The increase in interest expense on borrowings for the six months ended March 31, 2004 compared to the 2003 period was principally the result of a $30.7 million increase in average borrowed funds and was partially offset by a 25 basis point decrease in the cost of borrowed funds. Components accountable for the increase of $239,000 in interest expense were a $423,000 increase relating to average volume, offset by an $184,000 decrease relating to average cost. The decrease in rates was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits.

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



                                                               FOR THE SIX MONTHS ENDED MARCH 31,
                                         ------------------------------------------------------------------------
                                                          2004                                2003
                                         -----------------------------------  -----------------------------------
                                                       INTEREST                             INTEREST    AVERAGE
                                          AVERAGE      INCOME/      AVERAGE     AVERAGE     INCOME/      YIELD/
                                          BALANCE      EXPENSE    YIELD/RATE    BALANCE     EXPENSE      RATE
                                         -----------------------------------  -----------------------------------
ASSETS:                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                       $154,933      $4,207      5.43%     $189,694      $5,340       5.63%
   Consumer loans                            66,001       1,253      3.80        62,079       1,277       4.11
   Commercial business loans                 42,239       1,057      5.00        31,907         783       4.91
                                          ----------   ---------    -------   ----------   ---------    --------
      Total loans                           263,173       6,517      4.95       283,680       7,400       5.22

Investment securities                       133,485       1,688      2.53       161,417       2,584       3.20
Mortgage-backed securities                  114,050       1,322      2.32        46,599         962       4.13
                                          ----------   ---------    -------   ----------   ---------    --------
      Total interest-earning assets         510,708       9,527      3.73       491,696      10,946       4.45
                                                       ---------    -------                ---------    --------
Non-earning assets                           17,750                              16,353
                                          ----------                          ----------
   Total assets                            $528,458                            $508,049
                                          ==========                          ==========

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                        $ 10,915          51      0.93      $  8,663          64       1.48
   Now and money market accounts             77,697         419      1.08        76,609         594       1.55
   Certificates of deposit                  184,479       2,375      2.57       192,466       2,925       3.04
                                          ----------   ---------    -------   ----------   ---------    --------
      Total deposits                        273,091       2,845      2.08       277,738       3,583       2.58

   FHLB advances                            127,030       1,431      2.25        97,573       1,318       2.70
   Other borrowings                          90,603       1,949      4.30        89,383       1,823       4.08
                                          ----------   ---------     ------   ----------   ---------    --------

   Total interest-bearing liabilities       490,724       6,225      2.54       464,694       6,724       2.89
                                                       ---------    -------                ---------    --------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits          13,128                              19,500
Other liabilities                             4,106                               4,586
                                          ----------                          ----------
   Total liabilities                        507,958                             488,780
Stockholders' equity                         20,500                              19,269
                                          ----------                          ----------
   Total liabilities and stockholders'
    equity                                 $528,458                            $508,049
                                          ==========                          ==========

   Net interest income                                   $3,302                              $4,222
                                                       =========                           ==========
   Interest rate spread                                              1.19%                                1.56%
                                                                    =======                             ========
   Net interest margin                                               1.29%                                1.72%
                                                                    =======                             ========

                                       23

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


                                                 SIX MONTHS ENDED
                                             MARCH 31, 2004 COMPARED TO
                                                  MARCH 31, 2003
                                  -------------------------------------------------
                                                CHANGE ATTRIBUTABLE TO
                                  -------------------------------------------------
                                      VOLUME            RATE             TOTAL
                                  -------------------------------------------------
                                                   (IN THOUSANDS)
Real estate loans                     $ (979)        $  (154)        $ (1,133)
Consumer loans                            81            (105)             (24)
Commercial business loans                254              20              274
                                     ---------      -----------     ------------
      Total loans                       (644)           (239)            (883)
Investments                             (447)           (449)            (896)
Mortgage-backed securities             1,392          (1,032)             360
                                     ---------      -----------     ------------
Total interest-earning assets         $  301         $ (1,720)       $ (1,419)
                                     =========      ===========     ============

Savings accounts                      $   17         $    (30)       $    (13)
Now and money market accounts              8             (183)           (175)
Certificates of deposit                 (121)            (429)           (550)
                                     ---------      -----------     ------------
  Total deposits                         (96)            (642)           (738)
FHLB advances                            398             (285)            113
Other borrowings                          25              101             126
                                     ---------      -----------     ------------
Total interest-bearing liabilities       327             (826)           (499)
                                     =========      ===========     ============
Change in net interest income         $  (26)        $   (894)       $   (920)
                                     =========      ===========     ============


     PROVISION FOR LOAN LOSSES. Non-performing assets were $937,000 or 0.17% of total assets at March 31, 2004, compared to $1.7 million or 0.35% at March 31, 2003, with $716,000 classified as substandard, $221,000 classified as doubtful and none classified as real estate owned. Non-performing assets decreased $758,000 from the comparable period one year ago, coupled with a decrease of $632,000 in the provision for loan losses. The decrease in non-performing assets from the year ago period was due to the reduction of the outstanding balance of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

     NON-INTEREST INCOME. Non-interest income decreased $3.2 million during the six months ended March 31, 2004, over the comparable period one year ago. That decrease was primarily the result of a decrease in gain on sale of loans and was coupled with decreases of $287,000, $89,000 and $17,000 in service fees on loans, losses on derivatives and service fees on deposits, respectively. Those decreases were offset in part by an increase in gain on sale of investment securities. The level of gain on sale of loans during the six months ended March 31, 2004 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary with margins also being less than those in the year-ago period. The following table presents a comparison of the components of non-interest income.


     The following table presents a comparison of the components of non-interest income.
                                                                        Difference
-------------------------------------------------------------------------------------------
Six Months Ended March 31,                    2004       2003       Amount          %
-------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
Non-interest income:
Gain on sale of loans                      $ 4,264     $ 7,260    $ (2,996)      (41.27)%
Service fees on loans                          113         400        (287)      (71.75)
Service fees on deposits                       368         385         (17)       (4.42)
Gain on sale of investment securities          156         (16)        172     1,075.00
Loss on derivatives                           (441)       (352)        (89)      (25.28)
Other operating income                          10          14          (4)      (28.57)
-------------------------------------------------------------------------------------------
Total non-interest income                  $ 4,470     $ 7,691    $ (3,221)      (41.88)%
===========================================================================================


     NON-INTEREST EXPENSE. Non-interest expense decreased $1.4 million from $10.6 million for the six months ended March 31, 2004 to $9.3 million for the comparable period in the current year. The decrease was primarily attributable to a $1.6 million decrease in the mortgage company's non-interest expense from the comparable period one year ago as a result of decreased loan origination and sales. The increase in the bank's non-interest expense was a modest $187,000 distributed over various non-interest expense categories. The decrease at the mortgage company level was primarily in compensation, and other operating expenses, and was offset by increases in professional services, advertising, occupancy, data processing and furniture fixtures and equipment. Mortgage related expenses should continue to decline because of the lag in timing of such expenses compared to the decline in origination and sales volumes. The following table presents a comparison of the components of non-interest expense.

     The following table presents a comparison of the components of non-interest expense.

                                                                        Difference
-------------------------------------------------------------------------------------------
Six Months Ended March 31,                      2004       2003       Amount       %
-------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
Noninterest expense:
  Compensation and employee benefits           $ 4,174  $  6,141    $ (1,967)    (32.03)%
Occupancy                                        1,010       973          37       3.80
Professional services                              547       476          71      14.92
Advertising                                        946       381         565     148.29
Deposit insurance premium                           22        23          (1)     (4.35)
Furniture, fixtures and equipment                  515       537         (22)     (4.10)
Data processing                                    703       625          78      12.48
Other operating expense                          1,335     1,480        (145)     (9.80)
-------------------------------------------------------------------------------------------
Total noninterest expense                      $ 9,252  $ 10,636    $ (1,384)    (13.01)%
===========================================================================================

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

     The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At March 31, 2004, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $232.5 million or 43.21% of total assets.

     The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the six months ended March 31, 2004, the bank's loan purchases and originations totaled $76.6 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $79.7 million for the six months ended March 31, 2004.

     The bank has other sources of liquidity if a need for additional funds arises. At March 31, 2004, the bank had $120.5 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $94.7 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

     At March 31, 2004, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $231.1 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2004, totaled $48.2 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The company has little or no risk related to trading accounts, commodities or foreign exchange. In general, market risk reflects the sensitivity of income to variations in interest rates and other relevant market rates or prices. The company's market rate sensitive instruments include interest-earning assets and interest-bearing liabilities. The company enters into market rate sensitive instruments in connection with its various business operations, particularly its mortgage banking activities. Loans originated, and the related commitments to originate loans that will be sold, represent market risk that is realized in a short period of time, generally two or three months.

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

     The interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At March 31, 2004, we held an aggregate notional value of $102 million of caps and pay-fixed interest rate swaps. None of the interest rate caps had strike rates that were in effect at March 31, 2004, as current LIBOR rates were below the strike rates.

     We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through depositor and other retail banking fees.

ITEM 4.  CONTROLS AND PROCEDURES

     (a). Evaluation of disclosure controls and procedures. As described in Note
          ------------------------------------------------
24 to our annual consolidated financial statements, we have restated our financial statements to reflect adjustments resulting from the revision of our accounting treatment of certain derivative instruments. In light of this restatement, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures as of the date of this amended report. Based on this evaluation, our principal executive officer and principal financial officer conclude that our disclosure controls and procedures were adequate.

     (b). Changes in internal control. The company made no significant changes
          ---------------------------
in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II.   OTHER INFORMATION
ITEM 1.    Legal Proceedings

Not applicable.

ITEM 2.    Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        (a) Greater Atlantic Financial Corp. annual Stockholder's Meeting was held on February 2, 2004.
        (b)       Omitted per instructions
        (c) A brief description of each matter voted upon at the Annual Stockholder's Meeting held on February 2, 2004 and number of votes cast for, against or withheld

                  1. Election of Directors.


                                                     Votes For         Votes Against    Votes Withheld
                                                     ---------         -------------    --------------
                           Jeffrey M. Gitelman       2,845,863                0              9,900
                           Sidney M. Bresler         2,621,019                0             19,900

         In addition to Jeffrey M. Gitelman and Sidney M. Bresler the terms of office of Directors Paul Cinquegrana, Jeffrey W. Ochsman, Charles W.
         Calomiris, Carroll E. Amos and James B. Vito continued after the meeting.

                  2. Election of BDO Seidman, LLP as Independent Auditor.

                                                     Votes For         Votes Against    Votes Withheld
                                                     ---------         -------------    --------------
                                                     2,851,563            1,700              2,500


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

        (b) Reports on Form 8-K
        On January 30, 2004 the Company filed a Form 8-K to disclose that the Company issued a press release to announce the company's first quarter earnings.

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