Form 10-Q
period 2004-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 2004-08-12
CIK 1082735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        54-1873112
         --------                                        ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

   10700 PARKRIDGE BOULEVARD, SUITE P50                  703-391-1300
         RESTON, VIRGINIA 20191                (Registrant's Telephone Number,
         ----------------------                --------------------------------
  (Address of Principal Executive Offices)          Including Area Code)
  ----------------------------------------          --------------------
              (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes X    No ___

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12B-2 of the Exchange Act):   Yes   ___    No   X


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      At August 12, 2004, there were 3,012,434 shares of the registrant's
               Common Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      June 30, 2004 (unaudited) and September 30, 2003 (audited)...............3

      Consolidated Statements of Operations (unaudited) Three and nine months ended June 30, 2004 and June 30, 2003....................................4

      Consolidated Statements of Comprehensive Income (Loss) (unaudited) Nine months ended June 30, 2004 and June 30, 2003.............................5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      Nine months ended June 30, 2004 and June 30, 2003........................5

      Consolidated Statements of Cash Flows (unaudited) Nine months ended June
      30, 2004 and June 30, 2003...............................................6

      Notes to Consolidated Financial Statements...............................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........26
Item 4.  Controls and Procedures..............................................27

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings....................................................27
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase of
         Equity Securities....................................................27
Item 3.  Defaults Upon Senior Securities......................................27
Item 4.  Submission of Matters to a Vote of Security Holders..................28
Item 5.  Other Information....................................................28
Item 6.  Exhibits and Reports on Form 8-K.....................................28

SIGNATURES....................................................................29

CERTIFICATIONS................................................................31



                                         GREATER ATLANTIC FINANCIAL CORP.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             June 30,           September 30,
                                                                               2004                  2003
                                                                          ---------------       ---------------
                                                                             (Unaudited)
                                                                                 (dollars in thousands)
 Assets
 Cash and cash equivalents                                                   $  2,436              $  2,029
 Interest bearing deposits                                                      8,421                 4,114
 Investment securities
    Available-for-sale                                                        193,197               211,408
    Held-to-maturity                                                           11,086                13,376
    Trading                                                                         -                     -
 Loans held for sale                                                            7,831                 6,554
 Loans receivable, net                                                        260,314               242,253
 Accrued interest and dividends receivable                                      2,220                 2,299
 Deferred income taxes                                                          1,520                 1,520
 Federal Home Loan Bank stock, at cost                                          5,335                 4,340
 Premises and equipment, net                                                    8,392                 7,948
 Goodwill                                                                       1,284                 1,284
 Prepaid expenses and other assets                                              2,402                 2,229
                                                                          ----------------      ---------------
                   Total assets                                              $504,438              $499,354
                                                                          ===============       ===============
Liabilities and stockholders' equity
Liabilities
Deposits                                                                     $298,820              $297,876
Advance payments from borrowers for taxes and insurance                           306                   225
Accrued expenses and other liabilities                                          3,415                 5,919
Advances from the FHLB and other borrowings                                   173,308               164,635
Guaranteed convertible preferred securities of subsidiary trust                 9,366                 9,359
                                                                          ---------------       ---------------
Total liabilities                                                             485,215               478,014
                                                                          ---------------       ---------------
Commitments and contingencies
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                             -                     -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,012,434 shares outstanding                             30                    30
   Additional paid-in capital                                                  25,152                25,152
   Accumulated deficit                                                         (4,549)               (3,771)
   Accumulated other comprehensive loss                                        (1,410)                  (71)
                                                                          ---------------       ---------------
Total stockholders' equity                                                     19,223                21,340
                                                                          ---------------       ---------------
Total liabilities and stockholders' equity                                   $504,438              $499,354
                                                                          ===============       ===============



                                         GREATER ATLANTIC FINANCIAL CORP.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended              Nine Months Ended
                                                                June 30,                       June 30,
                                                      ------------------------------  ----------------------------
                                                          2004             2003           2004           2003
                                                      -------------    -------------  -------------   ------------
Interest income
  Loans                                                   $3,564          $ 3,500        $10,081       $ 10,900
  Investments                                              1,247            1,571          4,256          5,117
                                                      -------------    -------------  -------------   ------------
Total interest income                                      4,811            5,071         14,337         16,017
                                                      -------------    -------------  -------------   ------------
Interest expense
  Deposits                                                 1,426            1,557          4,271          5,140
  Borrowed money                                           1,657            1,612          5,036          4,753
                                                      -------------    -------------  -------------   ------------
Total interest expense                                     3,083            3,169          9,307          9,893
                                                      -------------    -------------  -------------   ------------
Net interest income                                        1,728            1,902          5,030          6,124
Provision for loan losses                                     52               66            132            779
                                                      -------------    -------------  -------------   ------------
Net interest income after provision for loan losses        1,676            1,836          4,898          5,345
                                                      -------------    -------------  -------------   ------------
Noninterest income
  Fees and service charges                                   260              333            740          1,118
  Gain on sale of loans                                    3,597            4,067          7,861         11,327
  Gain on sale of investment securities                        1               51            157             35
  Gain (loss) on derivatives                               1,104              142            663          (210)
  Loss on sale of real estate owned                            -              (9)              -            (9)
  Other operating income                                       5              (1)             14             13
                                                      -------------    -------------  -------------   ------------
Total noninterest income                                   4,967            4,583          9,435         12,274
                                                      -------------    -------------  -------------   ------------
Noninterest expense
  Compensation and employee benefits                       2,670            3,264          6,844         9,405
  Occupancy                                                  647              494          1,658         1,467
  Professional services                                      153              370            699           846
  Advertising                                                717              405          1,662           786
  Deposit insurance premium                                   11               12             33            35
  Furniture, fixtures and equipment                          306              282            820           819
  Data processing                                            400              342          1,102           967
  Other real estate owned expenses                             -                2              -             5
  Other operating expenses                                   867              808          2,204         2,285
                                                      -------------    -------------  -------------  ------------
Total noninterest expense                                  5,771            5,979         15,022        16,615
                                                      -------------    -------------  -------------  ------------
(Loss) income before income tax provision                    872              440          (689)         1,004
                                                      -------------    -------------  -------------  ------------
Income tax provision                                          89                -             89             -
                                                      -------------    -------------  -------------  ------------
Net (loss) income                                         $  783          $   440        $ (778)       $ 1,004
                                                      =============    =============  =============  ============

(Loss) earnings per common share
  Basic                                                   $ 0.26          $  0.15        $(0.26)       $  0.33
  Diluted                                                 $ 0.20          $  0.12        $(0.26)       $  0.30
Weighted average common shares outstanding
  Basic                                                3,012,434        3,012,434      3,012,434     3,012,434
  Diluted                                              4,413,874        4,413,922      3,012,434     4,412,702





                                         GREATER ATLANTIC FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

        ---------------------------------------------------------------------------------------------
        Nine months ended June 30,                                        2004              2003
        ---------------------------------------------------------------------------------------------
                                                                      (in thousands)
        Net (loss) earnings                                              $   (778)         $ 1,004
        ---------------------------------------------------------------------------------------------
        Other comprehensive (loss) income, net of tax
           Unrealized loss on securities                                   (1,339)             (33)
        ---------------------------------------------------------------------------------------------
        Other comprehensive loss                                           (1,339)             (33)
        ---------------------------------------------------------------------------------------------
        Comprehensive (loss) income                                      $ (2,117)         $   971
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
                                         Stock        Stock      Capital      (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Balance at September 30, 2002                $-         $ 30    $ 25,152       $ (6,032)          $   (87)        $ 19,063

Other comprehensive loss                      -            -           -              -               (33)             (33)

Net earnings for the period                   -            -           -          1,004                 -            1,004
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                     $-         $ 30    $ 25,152       $ (5,028)          $  (120)        $ 20,034
==============================================================================================================================
Balance at September 30, 2003                $-         $ 30    $ 25,152       $ (3,771)          $   (71)        $ 21,340

Other comprehensive loss                      -            -           -              -            (1,339)          (1,339)

Net loss for the period                       -            -           -           (778)                -             (778)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                     $-         $ 30    $ 25,152       $ (4,549)          $(1,410)        $ 19,223
==============================================================================================================================



                                         GREATER ATLANTIC FINANCIAL CORP.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



--------------------------------------------------------------------------------------------------------------
Nine months ended June 30,                                                          2004            2003
--------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Cash flow from operating activities

Net (loss) income                                                                    $ (778)       $ 1,004
Adjustments to reconcile net (loss) income to net cash
provided by operating activities
  Provision for loan loss                                                               132            779
  Amortization of deposit acquisition adjustment                                          -             23
  Amortization of loan acquisition adjustment                                           (20)           (16)
  Depreciation and amortization                                                         708            666
  Proceeds from sale of trading securities                                              (41)             -
  Net loss on trading securities                                                         41              -
  Realized gain on sale of investments                                                 (198)           (35)
  Proceeds from sale of mortgage backed securities                                      663              -
  (Gain) loss on derivatives                                                           (663)           210
  Loss on sale of real estate owned                                                       -              9
  Gain on disposal of fixed assets                                                        -            (11)
  Amortization of investment security premiums                                        1,146          1,475
  Amortization of mortgage-backed securities premiums                                 1,163            430
  Amortization of deferred fees                                                        (344)          (292)
  Amortization of convertible preferred stock costs                                       7              -
  Discount accretion net of premium amortization                                       (304)           468
  Gain on sale of loans held for sale                                                (7,861)       (11,327)
(Increase) decrease in assets
  Disbursements for origination of loans                                           (344,726)      (502,846)
  Proceeds from sales of loans                                                      351,310        506,510
  Accrued interest and dividend receivable                                               79            372
  Prepaid expenses and other assets                                                    (173)          (718)
  Deferred loan fees collected, net of deferred costs incurred                          451             43
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                             (2,504)           681
  Income taxes payable                                                                    -              -
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                  (1,912)       (2,575)
--------------------------------------------------------------------------------------------------------------




                                         GREATER ATLANTIC FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

--------------------------------------------------------------------------------------------------------------
Nine months ended June 30,                                                         2004             2003
--------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Cash flow from investing activities
  Net increase in loans                                                         $ (17,976)        $ (4,384)
  Purchases of premises and equipment                                              (1,151)            (732)
  Purchases of investment securities                                              (24,748)         (27,113)
  Proceeds from sale of investment securities                                      35,716            1,035
  Proceeds from repayments of investment securities                                25,638           29,556
  Purchases of mortgage-backed securities                                         (63,056)         (38,954)
  Proceeds from repayments of mortgage-backed securities                           43,500           18,331
  Proceeds from the sale of foreclosed assets                                           -               65
  Purchases of FHLB stock                                                         (14,075)          (9,523)
  Proceeds from sale of FHLB stock                                                 13,080            8,805
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                (3,072)         (22,914)
--------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net (decrease) increase in deposits                                                 944            2,072
  Net advances from FHLB                                                            9,400           27,650
  Net borrowings on reverse repurchase agreements                                    (727)          (6,614)
  (Decrease) increase in advance payments by borrowers for taxes and insurance         81               83
  Issuance of convertible preferred securities                                          -               (1)
--------------------------------------------------------------------------------------------------------------
Net cash provided (used in) by financing activities                                 9,698           23,190
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                    4,714           (2,299)
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                   6,143            9,358
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                     $  10,857        $   7,059
==============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 INFORMATION AS OF JUNE 30, 2004 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

      In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. The company at or during the nine months ended June 30, 2004 and 2003 identified impaired loans. An analysis of the change in the allowance for loan losses follows:

        ------------------------------------------------------------------------------------------
        At or for the Nine Months Ended June 30,                      2004             2003
        ------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
        Balance at beginning of period                              $1,550            $1,699
        Provisions                                                     132               779
        Total charge-offs                                             (191)             (745)
        Total recoveries                                                24                16
        ------------------------------------------------------------------------------------------
        Net charge-offs                                               (167)             (729)
        ------------------------------------------------------------------------------------------
        Balance at end of period                                    $1,515            $1,749
        ==========================================================================================
        Ratio of net charge-offs during the period
           to average loans outstanding during the period             0.06%             0.26%
        ==========================================================================================
        Allowance for loan losses to total non-performing
           loans at end of period                                   124.18%            98.15%
        ==========================================================================================
        Allowance for loan losses to total loans                      0.56%             0.62%
        ==========================================================================================

(3) REGULATORY MATTERS

      The capital distribution regulation of the OTS requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank paid dividends of $659,000 during the year ended September 30, 2003 and $491,000 the period ended June 30, 2004.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF JUNE 30, 2004 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At June 30, 2004, the bank was classified as a well-capitalized financial institution. The following presents the bank's capital position:

---------------------------------------------------------------------------------------------------------------
                                                Required    Required       Actual      Actual
              At June 30, 2004                  Balance      Percent      Balance      Percent     Surplus
---------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Leverage                                         $25,204       5.00%      $28,220        5.60%       $ 3,016
Tier 1 Risk-based                                $15,696       6.00%      $28,220       10.79%       $12,524
Total Risk-based                                 $26,160      10.00%      $29,652       11.33%       $ 3,492
===============================================================================================================

(4) STOCK OPTIONS

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of June 30, 2004, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

  --------------------------------------------------------------------------------------------------------------------
                                                                           Number       Exercise        Expiration
                                                                         of Shares        Price            Date
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding at September 30, 2001                                139,000
  Options granted                                                           10,000         $ 5.31        12-14-2010
  Options granted                                                           26,000         $ 7.00          1-1-2012
  Options granted                                                           20,000         $ 9.00          1-1-2012
  Options exercised                                                         (5,000)        $ 4.00
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2002                190,000
  Options granted                                                                -
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2003                190,000
  --------------------------------------------------------------------------------------------------------------------
  Options granted                                                           36,000         $ 8.50        10-20-2013
  --------------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at June 30, 2004                     226,000
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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF JUNE 30, 2004 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income
(loss) would have been changed to the pro forma amounts indicated below:

-------------------------------------------------------------------------------------------------------
Nine months ended June 30,                                                    2004            2003
-------------------------------------------------------------------------------------------------------
                                                                            (in thousands except per
                                                                                  share data)
Net earnings (loss)                                                           $  (778)       $ 1,004
   Deduct: Total stock-based employee compensation expense                       (129)             -
-------------------------------------------------------------------------------------------------------
Pro forma net earnings (loss) attributable to common stockholders             $  (907)       $ 1,004
=======================================================================================================
Earnings (loss) per common share
   Basic                                                                      $ (0.26)       $  0.33
   Diluted                                                                    $ (0.26)       $  0.30
Earnings (loss) per common share, pro forma
   Basic                                                                      $ (0.30)       $  0.33
   Diluted                                                                    $ (0.30)       $  0.30


(5) EARNINGS PER SHARE


         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the nine months ended June 30, 2003. The effect of the conversion of preferred securities and the impact of stock options were antidilutive for the period ended June 30, 2004.

                                                                              For the Nine Months
                                                                                Ended June 30,
                                                                            ------------------------
              (dollars in thousands except per share amounts)                         2003
              -----------------------------------------------               ------------------------
Net earnings                                                                                $1,004
Effect of conversion of preferred securities                                                   300
Diluted earnings per share                                                                   1,304
Weighted average common shares outstanding                                               3,012,434
Effect of conversion of preferred securities                                             1,371,429
Common stock equivalents due to dilutive effect of stock options                            28,839
Total weighted average common shares and common share equivalents                        4,412,702
outstanding
Basic earnings per common share                                                             $ 0.33
Diluted earnings per common share                                                           $ 0.30


                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF JUNE 30, 2004 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the Nine Months Ended June 30,              Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
Net interest income: (1)
2004                                           $  4,474      $   424       $  4,898      $      -      $  4,898
2003                                              4,863          482          5,345             -         5,345
Noninterest income:
2004                                           $  1,419      $ 8,036       $  9,455      $    (20)     $  9,435
2003                                                439       11,863         12,302           (28)       12,274
Noninterest expense:
2004                                           $  7,808      $ 7,234       $ 15,042      $    (20)     $ 15,022
2003                                              7,466        9,177         16,643           (28)       16,615
Net income (loss):
2004                                           $ (1,915)     $ 1,137       $   (778)     $      -      $   (778)
2003                                             (2,163)       3,167          1,004             -         1,004
Segment assets:
2004                                           $498,044      $10,112       $508,156      $ (3,718)     $504,438
2003                                            520,768       24,033        544,801       (17,002)      527,799
(1) Segment net interest income reflects income after provisions for loan losses.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF JUNE 30, 2004 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF JUNE 30, 2004 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

    Realized and unrealized gains and losses on these derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the nine months ended June 30, 2004 and 2003 the instruments did not meet hedge accounting requirements. The statement of operations includes net gains of $663,000 and net losses of $210,000 for the nine months ended June 30, 2004 and 2003, respectively.

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

MORTGAGE BANKING ACTIVITIES

      The company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In addition forward loan sale agreements also meet the definition of a derivative instrument under SFAS No. 133.

      Our mortgage banking activities include loans in our pipeline (from application through sale). Loans in our pipeline are considered commitments once the customers accept a rate lock. In a rate lock commitment, clients while in the process of obtaining approval for residential loans can, at their own determination, fix or "lock in" the rate on the loan. Those commitments are generally for periods of 30 to 90 days and are at market rates. We generally enter into forward sales contracts on rate lock commitments on either a best efforts or mandatory basis.

      Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or market value. To deliver closed loans and to control interest rate risk prior to sale, the company enters into agreements to sell the loans while the loans are still in the pipeline. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are, to the extent they are effective, considered derivative instruments. At June 30, 2004, the bank had $33.2 million of loans held for sale and commitments outstanding related to loans being originated for sale to investors. The effective portion of these instruments as derivatives was recorded as a net loss of $20,000 at June 30, 2004.

GENERAL

      We are a savings and loan holding company, which was organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, Greater Atlantic Bank, a federally chartered savings bank, and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. Greater Atlantic Bank is a member of the Federal Home Loan Bank system and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through nine Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage Corp.

    The profitability of the company, and more specifically, the profitability of its primary subsidiary Greater Atlantic Bank, depends primarily on its non-interest income and net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Non-interest income consists primarily of gain on sales of loans and available-for-sale investments, service charge fees and commissions earned by non-bank subsidiaries.

      The level of its operating expenses also affects the company's profitability. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

      At June 30, 2004 the company's total assets were $504.4 million, compared to the $499.4 million held at September 30, 2003, representing an increase of 1.00%. Both the bank's overall asset size and customer base increased during the period and that growth is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at June 30, 2004 were $260.3 million, an increase of $18.0 million or 7.43% from the $242.3 million held at September 30, 2003. The increase in loans consisted primarily of commercial real estate loans, construction real estate, commercial business loans and consumer lines of credit secured by mortgages on residential real estate. At June 30, 2004, investment securities were $204.3 million, a decrease of $20.5 million or 9.12% from the $224.8 million held at September 30, 2003. Deposits at June 30, 2004 were $298.8 million, a decrease of $944,000, which resulted primarily from a decrease in certificates of deposit of $10.6 million, offset by increases in savings and transaction accounts of $9.7 million. With the current interest rate environment and marketing efforts by the bank, we anticipate this trend will continue.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2004 AND JUNE 30, 2003

         NET INCOME. For the three months ended June 30, 2004, the company had net earnings of $783,000 or $0.20 per diluted share compared to earnings of $440,000 or $0.12 per diluted share for the three months ended June 30, 2003. The improvement in earnings of $343,000 over the comparable period one-year ago were positively impacted by a $1.1 million gain on the bank's free standing derivative positions which increased $962,000 when compared to the 2003 period resulting in an increase of $383,000 in non-interest income and was coupled with a decrease in non-interest expense and provision for loan losses totaling $223,000. Those improvements were offset by decreases in net interest income and an increase in the provision for income taxes totaling $263,000. The decreased provision was due primarily to a decrease in the required provision related to an impaired commercial business loan.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                               Difference
---------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                             2004              2003           Amount            %
---------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Interest income:
   Loans                                               $ 3,564           $ 3,500         $   64            1.83%
   Investments                                           1,247             1,571           (324)         (20.62)
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,811             5,071           (260)          (5.13)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,426             1,557           (131)          (8.41)
   Borrowings                                            1,657             1,612             45            2.79
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,083             3,169            (86)          (2.71)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,728           $ 1,902         $ (174)          (9.15)%
=====================================================================================================================

         The decline in net interest income during the quarter ended June 30, 2004, resulted primarily from a 24 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.57% for the quarter ended June 30, 2003 to 1.33% for the quarter ended June 30, 2004, offset in part by a $35.9 million increase in the bank's interest-earning assets. Contributing to the decline in the net interest margin was a $515,000 charge resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $497,000 in the comparable period one year ago. That decrease in net interest margin also resulted from the average yield on interest-earning assets declining 23 basis points more than the decline in the average cost on interest-bearing liabilities and was partially offset by an increase in the bank's average interest earning assets exceeding the increase in average interest-bearing liabilities by $1.0 million. The majority of the increase in interest-earning assets was funded by interest-bearing sources, as average interest-bearing liabilities for the quarter increased $34.9 million over 2003.

         INTEREST INCOME. Interest income for the three months ended June 30, 2004 decreased $260,000 compared to the three months ended June 30, 2003, primarily as a result of a decrease of 49 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $86,000 decrease in interest expense for the three months ended June 30, 2004 compared to the 2003 period was principally the result of a 26 basis point decrease in the cost of funds on average deposits and borrowed funds. The decrease in the cost of those funds was partially offset by a $34.9 million increase in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 27 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was partially offset by an increase of $9.4 million, in certificates, savings and NOW and money market accounts from $270.0 million for the three months ended June 30, 2003 to $279.4 million for the three months ended June 30, 2004. The decrease in rates was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits.

         The increase in interest expense on borrowings for the three months ended June 30, 2004 compared to the 2003 period was principally the result of a $25.5 million increase in average borrowed funds and was partially offset by a 31 basis point decrease in the cost of borrowed funds. Components accountable for the increase of $45,000 in interest expense on borrowings were a $265,000 increase relating to average volume, offset by a $220,000 decrease relating to average cost.

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

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------------------------
                                                      2004                                    2003
                                     ------------------------------------------------------------------------------
                                                     INTEREST     AVERAGE                     INTEREST     AVERAGE
                                        AVERAGE      INCOME/      YIELD/        AVERAGE       INCOME/      YIELD/
                                        BALANCE      EXPENSE       RATE         BALANCE       EXPENSE       RATE
                                     ------------  -----------  ----------   -------------  -----------   ---------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 164,109     $ 2,289         5.58%    $ 180,648       $ 2,447        5.42%
   Consumer loans                        68,890         593         3.44        64,779           647        4.00
   Commercial business loans             52,339         682         5.21        32,121           406        5.06
                                     ------------  -----------  ----------   -------------  -----------   ---------
      Total loans                       285,338       3,564         5.00       277,548         3,500        5.04
Investment securities                   118,395         777         2.63       165,472         1,209        2.92
Mortgage-backed securities              116,567         470         1.61        41,377           362        3.50
                                     ------------  -----------  ----------   -------------  -----------   ---------
      Total interest-earning assets     520,300       4,811         3.70       484,397         5,071        4.19
                                                   -----------  ----------                  -----------   ---------
Non-earning assets                       20,038                                 16,990
                                     ------------                            -------------
  Total assets                        $ 540,338                              $ 501,387
                                     ============                            =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $  12,477          29         0.93     $  10,252            32        1.25
   Now and money market accounts         79,261         211         1.06        79,911           253        1.27
   Certificates of deposit              187,681       1,186         2.53       179,882         1,272        2.83
                                     ------------  -----------  ----------   -------------  -----------   ---------
      Total deposits                    279,419       1,426         2.04       270,045         1,557        2.31

   FHLB advances                        122,980         696         2.26       116,576           705        2.42
   Other borrowings                      95,712         961         4.02        76,610           907        4.74
                                     ------------  -----------  ----------   -------------  -----------   ---------
  Total interest-bearing liabilities    498,111       3,083         2.48       463,231         3,169        2.74
                                                   -----------  ----------                  -----------   ---------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      17,241                                 13,079
Other liabilities                         3,948                                  5,594
                                     ------------                            -------------
  Total liabilities                     519,300                                481,904
Stockholders' equity                     21,038                                 19,483
                                     ------------                            -------------
  Total liabilities and
    stockholders' Equity              $ 540,338                              $ 501,387
                                     ============                            =============

Net interest income                                 $ 1,728                                  $ 1,902
                                                   ===========                              ===========
Interest rate spread                                                1.22%                                   1.45%
                                                                ==========                                =========
Net interest margin                                                 1.33%                                   1.57%
                                                                ==========                                =========


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

                                                        THREE MONTHS ENDED
                                                    JUNE 30, 2004 COMPARED TO
                                                          JUNE 30, 2003
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME            RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)

Real estate loans                              $ (224)         $   66         $ (158)
Consumer loans                                     41             (95)           (54)
Commercial business loans                         256              20            276
                                          ----------------  -------------- --------------
      Total loans                                  73              (9)            64
Investments                                      (344)            (88)          (432)
Mortgage-backed securities                        658            (550)           108
                                          ----------------  -------------- --------------
Total interest-earning assets                  $  387          $ (647)        $ (260)
                                          ================  ============== ==============

Savings accounts                               $    7          $  (10)        $   (3)
Now and money market accounts                      (2)            (40)           (42)
Certificates of deposit                            55            (141)           (86)
                                          ----------------  -------------- --------------
  Total deposits                                   60            (191)          (131)
FHLB advances                                      39             (48)            (9)
Other borrowings                                  226            (172)            54
                                          ----------------  -------------- --------------
Total interest-bearing liabilities                325            (411)           (86)
                                          ================  ============== ==============
Change in net interest income                  $   62          $ (236)        $ (174)
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

         Non-performing assets were $1.2 million or 0.24% of total assets at June 30, 2004, with $1.1 million classified as substandard, $75,000 classified as doubtful and none classified as real estate owned compared to $1.8 million or 0.35% at June 30, 2003. Non-performing assets decreased $616,000 from the comparable period one year ago, and the company decreased the provision for loan losses by $647,000. The decrease in non-performing assets from the year ago period was due to the reduction of the outstanding balance of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

         NON-INTEREST INCOME. Non-interest income increased $384,000 during the three months ended June 30, 2004, over the comparable period one year ago. That increase was primarily the result of an increase of $962,000 in gain on derivatives and was partially offset by decreases of $470,000, $64,000, $9,000 and $50,000 in gain on sale of loans, service fees on loans, deposits and loss on sale of investments, respectively. The level of gain on sale of loans during the three months ended June 30, 2004 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins than those obtained in the year-ago period. The following table presents a comparison of the components of non-interest income.

                                                                                          Difference
-------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                        2004            2003            Amount               %
-------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Non-interest income:
   Gain on sale of loans                            $ 3,597       $ 4,067            $ (470)         (11.56)%
   Service fees on loans                                 73           137               (64)         (46.72)
   Service fees on deposits                             187           196                (9)          (4.59)
   Gain on sale of investment securities                  1            51               (50)         (98.04)
   Gain on derivatives                                1,104           142               962          677.46
   Loss on sale of real estate owned                      -            (9)                9          100.00
   Other operating income                                 5            (1)                6          600.00
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                     $ 4,967       $ 4,583            $  384            8.38%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $208,000 from $6.0 million for the three months ended June 30, 2003 to $5.8 million for the comparable period in the current year. The decrease was primarily attributable to a $365,000 decrease in the mortgage company's non-interest expense from the comparable period one year ago. The decrease at the mortgage company level was primarily in compensation, and professional services, and was offset by increases in advertising, occupancy, data processing, furniture fixtures and equipment and other operating expenses as a result of decreased loan origination and sales. Mortgage related expenses should continue to decline because of the lag in timing of such expenses compared to the decline in origination and sales volumes. The increase in the bank's non-interest expense was $157,000 distributed over various non-interest expense categories. The following table presents a comparison of the components of non-interest expense.

                                                                                                    Difference
      --------------------------------------------------------------------------------------------------------------------
      Three Months Ended June 30,                                2004           2003         Amount             %
      --------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
      Non-interest expense:
         Compensation and employee benefits                    $ 2,670        $ 3,264          $ (594)         (18.20)%
         Occupancy                                                 647            494             153           30.97
         Professional services                                     153            370            (217)         (58.65)
         Advertising                                               717            405             312           77.04
         Deposit insurance premium                                  11             12              (1)          (8.33)
         Furniture, fixtures and equipment                         306            282              24            8.51
         Data processing                                           400            342              58           16.96
         Other real estate owned expense                             -              2              (2)        (100.00)
         Other operating expense                                   867            808              59            7.30
      --------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                               $ 5,771        $ 5,979          $ (208)          (3.48)%
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
                                           Total            Year          Years           Years          Years
   -----------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)

   FHLB Advances (1)                     $  96,200       $  71,200       $     -         $     -        $ 25,000
   Reverse repurchase agreements            77,108          77,108             -               -               -
   Operating leases                          8,889           1,489         2,569           2,157           2,674
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                $ 182,197       $ 149,797       $ 2,569         $ 2,157        $ 27,674
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
                                           Total            Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)

   Certificate of deposit maturities(1)  $ 187,106       $ 116,647       $ 52,372       $ 17,994            $ 93
   Loan originations                        54,811          54,811              -              -               -
   Unfunded lines of credit                100,612         100,612              -              -               -
   Standby letters of credit                   328             328              -              -               -
   -----------------------------------------------------------------------------------------------------------------
        Total                            $ 342,857       $ 272,398       $ 52,372       $ 17,994            $ 93
   =================================================================================================================
   (1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
                      ENDED JUNE 30, 2004 AND JUNE 30, 2003

         NET INCOME. For the nine months ended June 30, 2004, the company had a net loss of $778,000 or $0.26 per diluted share compared to earnings of $1.0 million or $0.30 per diluted share for the nine months ended June 30, 2003. The $1.8 million decline in earnings over the comparable period one-year ago resulted from a decrease of $2.8 million in non-interest income and was coupled with a decrease of $1.1 million in net interest income. Those declines in income were offset in part by decreases in non-interest expense and in a reduction in the provision for loan losses totaling $2.2 million. The decreased provision was due primarily to a decrease in the required provision relating to an impaired commercial business loan.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                  Difference
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                 2004             2003            Amount            %
-----------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
   Loans                                                 $ 10,081          $10,900          $  (819)         (7.51)%
   Investments                                              4,256            5,117             (861)        (16.83)
-----------------------------------------------------------------------------------------------------------------------
Total                                                      14,337           16,017           (1,680)        (10.49)
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                 4,271            5,140             (869)        (16.91)
   Borrowings                                               5,036            4,753              283           5.95
-----------------------------------------------------------------------------------------------------------------------
Total                                                       9,307            9,893             (586)         (5.92)
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                      $  5,030          $ 6,124          $(1,094)        (17.86)%
=======================================================================================================================

         The decline in net interest income during the nine months ended June 30, 2004, resulted primarily from a 36 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.67% for the nine months ended June 30, 2003 to 1.31% for the nine months ended June 30, 2004, offset in part by a $24.6 million increase in the bank's interest-earning assets. Contributing to the decline in the net interest margin was a $1.6 million charge resulting from payments made on certain interest rate swap and cap agreements compared to a $1.3 million charge in the comparable period one year ago. The decrease in net interest margin also resulted from the average yield on interest earning assets declining 32 basis points more than the average cost on interest bearing liabilities and was coupled with the increase in the bank's average interest bearing liabilities exceeding the increase in average interest earning assets by $4.3 million.

         INTEREST INCOME. Interest income for the nine months ended June 30, 2004 decreased $1.7 million compared to the nine months ended June 30, 2003, primarily as a result of a decrease of 64 basis points in the average yield earned on interest earning assets. That decrease was partially offset by an increase in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $586,000 decrease in interest expense for the nine months ended June 30, 2004 compared to the 2003 period was principally the result of a 32 basis point decrease in the cost of funds on average deposits and borrowed funds. The decrease in the cost of those funds was partially offset by a $29.0 million increase in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 42 basis point decrease in rates paid on certificates of deposit, savings and NOW and money market accounts. That decrease was coupled with a decrease of $2.7 million, in certificate accounts from $188.2 million for the nine months ended June 30, 2003 to $185.5 million for the nine months ended June 30, 2004.

         The increase in interest expense on borrowings for the nine months ended June 30, 2004 compared to the 2003 period was principally the result of a $29.0 million increase in average borrowed funds and was partially offset by a 27 basis point decrease in the cost of borrowed funds. Components accountable for the increase of $283,000 in interest expense were a $654,000 increase relating to average volume, offset by a $371,000 decrease relating to average cost. The decrease in rates was primarily due to lower rates paid on interest-bearing demand deposits and savings accounts and lower pricing on new and renewed time deposits.


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

                                                             FOR THE NINE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------------------------
                                                      2004                                    2003
                                     ------------------------------------------------------------------------------
                                                     INTEREST     AVERAGE                     INTEREST     AVERAGE
                                        AVERAGE      INCOME/      YIELD/        AVERAGE       INCOME/      YIELD/
                                        BALANCE      EXPENSE       RATE         BALANCE       EXPENSE       RATE
                                      ------------  -----------  ----------   ------------  -----------   ---------
ASSETS:                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                     $157,918     $ 6,496        5.48%     $186,679       $ 7,787         5.56%
   Consumer loans                          66,964       1,846        3.68        62,979         1,924         4.07
   Commercial business loans               45,680       1,739        5.08        31,978         1,189         4.96
                                      ------------  -----------  ----------   -----------   -----------   ----------
      Total loans                         270,562      10,081        4.97       281,636        10,900         5.16

Investment securities                     128,455       2,465        2.56       162,769         3,793         3.11
Mortgage-backed securities                114,889       1,791        2.08        44,858         1,324         3.94
                                      ------------  -----------  ----------   -----------   -----------   ----------
      Total interest-earning assets       513,906      14,337        3.72       489,263        16,017         4.36
                                                     ------------ ------------              -----------   ----------
Non-earning assets                         18,512                                16,565
                                       --------------                         ------------
  Total assets                           $532,418                              $505,828
                                       ==============                         ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                      $ 11,436          80        0.93      $  9,193            96         1.39
   Now and money market accounts           78,219         630        1.07        77,710           847         1.45
   Certificates of deposit                185,546       3,561        2.56       188,271         4,197         2.97
                                      ------------  -----------  ----------   -----------   -----------   ----------
      Total deposits                      275,201       4,271        2.07       275,174         5,140         2.49

   FHLB advances                          125,680       2,127        2.26       103,907         2,023         2.60
   Other borrowings                        92,306       2,909        4.20        85,125         2,730         4.28
                                      ------------  -----------  ----------   -----------   -----------   ----------
  Total interest-bearing liabilities      493,187       9,307        2.52       464,206         9,893         2.84
                                                     ------------ ------------              -----------   ----------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits        14,499                                17,359
Other liabilities                           3,952                                 4,905
                                       --------------                         -----------
  Total liabilities                       511,638                               486,470
Stockholders' equity                       20,780                                19,358
                                       --------------                         -----------
  Total liabilities and
   stockholders' equity                  $532,418                              $505,828
                                       ==============                         ===========

Net interest income                                   $ 5,030                                 $ 6,124
                                                     ============                           ===========
Interest rate spread                                                 1.20%                                    1.52%
                                                                  ============                             =========
Net interest margin                                                  1.31%                                    1.67%
                                                                  ============                             =========


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

                                                            NINE MONTHS ENDED
                                                        JUNE 30, 2004 COMPARED TO
                                                              JUNE 30, 2003
                                             -------------------------------------------------
                                                          CHANGE ATTRIBUTABLE TO
                                             -------------------------------------------------
                                                 VOLUME            RATE             TOTAL
                                             -------------------------------------------------
                                                              (IN THOUSANDS)
Real estate loans                              $ (1,200)        $    (91)        $ (1,291)
Consumer loans                                      122             (200)             (78)
Commercial business loans                           509               41              550
                                             ---------------   --------------   --------------
      Total loans                                  (569)            (250)            (819)
Investments                                        (800)            (528)          (1,328)
Mortgage-backed securities                        2,067           (1,600)             467
                                             ---------------   --------------   --------------
Total interest-earning assets                  $    698         $ (2,378)        $ (1,680)
                                             ===============   ==============   ==============

Savings accounts                               $     23         $    (39)        $    (16)
Now and money market accounts                         6             (223)            (217)
Certificates of deposit                             (61)            (575)            (636)
                                             ---------------   --------------   --------------
  Total deposits                                    (32)            (837)            (869)
FHLB advances                                       424             (320)             104
Other borrowings                                    230              (51)             179
                                             ---------------   --------------   --------------
Total interest-bearing liabilities                  622           (1,208)            (586)
                                             ===============   ==============   ==============
Change in net interest income                  $     76         $ (1,170)        $ (1,094)
                                             ===============   ==============   ==============

         PROVISION FOR LOAN LOSSES. Non-performing assets were $1.2 million or 0.24% of total assets at June 30, 2004, compared to $1.8 million or 0.35% at June 30, 2003, with $1.1 million classified as substandard, $75,000 classified as doubtful and none classified as real estate owned. Non-performing assets decreased $616,000 from the comparable period one year ago, and the company decreased the provision for loan losses by $647,000. The decrease in non-performing assets from the year ago period was due to the reduction of the outstanding balance of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

         NON-INTEREST INCOME. Non-interest income decreased $2.8 million during the nine months ended June 30, 2004, over the comparable period one year ago. That decrease was primarily the result of a decrease in gain on sale of loans and was coupled with decreases of $352,000 and $26,000 in service fees on loans and service fees on deposits, respectively. Those decreases were offset in part by an increase in gain on derivatives and gain on sale of investment securities. The level of gain on sale of loans during the nine months ended June 30, 2004 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins than those obtained in the year-ago period. The following table presents a comparison of the components of non-interest income.



         The following table presents a comparison of the components of non-interest income.
                                                                                           Difference
---------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                         2004           2003            Amount                 %
---------------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Non-interest income:
   Gain on sale of loans                           $ 7,861      $ 11,327           $ (3,466)           (30.60)%
   Service fees on loans                               185           537               (352)           (65.55)
   Service fees on deposits                            555           581                (26)            (4.48)
   Gain on sale of investment securities               157            35                122            348.57
   Gain (loss) on derivatives                          663          (210)               873            415.71
   Loss on sale of real estate owned                     -            (9)                 9            100.00
   Other operating income                               14            13                  1              7.69
---------------------------------------------------------------------------------------------------------------------
      Total non-interest income                    $ 9,435      $ 12,274           $ (2,839)           (23.13)%
=====================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $1.6 million from $16.6 million for the nine months ended June 30, 2004 to $15.0 million for the comparable period in the current year. The decrease was primarily attributable to a $1.9 million decrease in the mortgage company's non-interest expense from the comparable period one year ago The decrease at the mortgage company level was primarily in compensation, and professional services, and was offset by increases in advertising, occupancy, data processing and furniture fixtures and equipment as a result of decreased loan origination and sales. Mortgage related expenses should continue to decline because of the lag in timing of such expenses compared to the decline in origination and sales volumes. The increase in the bank's non-interest expense was $343,000 distributed over various non-interest expense categories. The following table presents a comparison of the components of non-interest expense.

                                                                                                 Difference
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                    2004          2003          Amount             %
-----------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                      $  6,844       $  9,405       $ (2,561)         (27.23)%
   Occupancy                                                  1,658          1,467            191           13.02
   Professional services                                        699            846           (147)         (17.38)
   Advertising                                                1,662            786            876          111.45
   Deposit insurance premium                                     33             35             (2)          (5.71)
   Furniture, fixtures and equipment                            820            819              1            0.12
   Data processing                                            1,102            967            135           13.96
   Other real estate owned expenses                               -              5             (5)        (100.00)
   Other operating expense                                    2,204          2,285            (81)          (3.54)
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                  $ 15,022       $ 16,615       $ (1,593)          (9.59)%
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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2004, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $204.1 million or 40.5% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the nine months ended June 30, 2004, the bank's loan purchases and originations totaled $115.1 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $87.8 million for the nine months ended June 30, 2004.

         The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2004, the bank had $96.2 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $105.6 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At June 30, 2004, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $155.8 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2004, totaled $48.0 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At June 30, 2004, we held an aggregate notional value of $30 million of caps and $72 million of swaps that pay-a fixed interest rate. None of the interest rate caps had strike rates that were in effect at June 30, 2004, as current LIBOR rates were below the strike rates.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through depositor and other retail banking fees.

ITEM 4.  CONTROLS AND PROCEDURES

         (a). Evaluation of disclosure controls and procedures. As described in
              -------------------------------------------------
Note 24 to our annual consolidated financial statements, we have restated our financial statements to reflect adjustments resulting from the revision of our accounting treatment of certain derivative instruments. In light of that restatement, we conducted a new evaluation of the effectiveness of our disclosure controls and procedures performed within 90 days of the filing of this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures were adequate.

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

        (b) Reports on Form 8-K
        On May 28, 2004 the Company filed a Form 8-K to disclose that the Company issued a press release to announce the company's second quarter earnings.

        On May 19, 2004 the Company filed a Form 8-K to disclose that the Company issued a press release announcing the restatement of earnings for the years ended September 30, 2002 and 2003 and for the fiscal quarter ended December 31, 2003.

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


                               Date: August 12, 2004