Form 10-K
period 2004-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2004-12-30
CIK 1082735

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON DECEMBER 30, 2004 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                         Commission file number: 0-26467

                        GREATER ATLANTIC FINANCIAL CORP.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                             54-1873112
           --------------------------------            -------------------
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

      10700 Parkridge Boulevard, Suite P50, Reston, Virginia            20191
      ------------------------------------------------------            -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [ ]. No [ X ].

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter was $22.9 million.

 As of December 17, 2004, there were 3,012,434 shares of the registrant's Common
                 Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                                    INDEX
PART I                                                                                                           Page
                                                                                                                 ----
Item 1.       Business.......................................................................................    3
              Description of Business........................................................................    3
              Market Area and Competition....................................................................    3
              Market Risk....................................................................................    3
              Lending Activities.............................................................................    3
              Mortgage Banking Activities....................................................................    7
              Asset Quality..................................................................................    8
              Allowance for Loan Losses......................................................................    9
              Investment Activities..........................................................................    11
              Sources of Funds...............................................................................    14
              Subsidiary Activities..........................................................................    16
              Personnel......................................................................................    16
              Regulation and Supervision.....................................................................    17
              Federal and State Taxation.....................................................................    22
Item 2.       Properties.....................................................................................    23
Item 3.       Legal Proceedings..............................................................................    23
Item 4.       Submission of Matters to a Vote of Security Holders............................................    23
PART II
Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
              Equity Securities..............................................................................    24
Item 6.       Selected Financial Data........................................................................    25
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation...........    27
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.....................................    40
Item 8.       Consolidated Financial Statements and Supplementary Information................................    40
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    40
Item 9A.      Controls and Procedures........................................................................    40
Item 9B.      Other Information..............................................................................    41
PART III
Item 10.      Directors and Executive Officers of the Registrant.............................................    41
Item 11.      Executive Compensation.........................................................................    43
Item 12.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters................................................................    45
Item 13.      Certain Relationships and Related Transactions.................................................    48
Item 14.      Principal Accountant Fees and Services.........................................................    48
PART IV
Item 15.      Exhibits and Financial Statement Schedules.....................................................    48

Signatures    ...............................................................................................    49

                                     PART I

ITEM 1.     BUSINESS

DESCRIPTION OF BUSINESS

         We are a savings and loan holding company which was organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank ("Bank"), a federally-chartered savings bank, and its wholly-owned subsidiary, Greater Atlantic Mortgage Corporation ("Greater Atlantic Mortgage"). We offer traditional banking services to customers through our bank branches located throughout the greater Washington, DC/Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage. We established the Greater Atlantic Capital Trust I ("Trust") in January 2002 to issue certain convertible preferred securities which we completed in March 2002.

MARKET AREA AND COMPETITION

         We operate in a competitive environment, competing for deposits and loans with other thrifts, commercial banks and other financial entities. Numerous mergers and consolidations involving banks in the market in which we operate have occurred resulting in an intensification of competition in the banking industry in our geographic market. Many of the financial intermediaries operating in our market area offer certain services, such as trust, investment and international banking services, which we do not offer. In addition, banks with a larger capitalization than ours, and financial intermediaries not subject to bank regulatory restrictions, have larger lending limits and are thereby able to serve the needs of larger customers.

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

LENDING ACTIVITIES

         GENERAL. Net loans receivable at September 30, 2004 were $246.4 million, an increase of $4.1 million or 1.71% from the $242.3 million held at September 30, 2003. The increase in loans consisted of consumer, commercial business loans, and construction loans, offset by a decrease in real estate loans secured by first mortgages on residential properties. Loans held for sale, net, amounted to $5.5 million at September 30, 2004 compared to $6.6 million at September 30, 2003, a decrease of $1.1 million. That decrease resulted primarily from the sale of loans exceeding loan originations by Greater Atlantic Mortgage.


         The following table shows the bank's loan originations, purchases, sales and principal repayments during the periods indicated:
                                                                                  Year Ended September 30,
                                                                           ----------------------------------------
                                                                               2004         2003          2002
          ---------------------------------------------------------------------------------------------------------
          (In Thousands)
          Total loans at beginning of period (1)                              $257,247     $273,646      $191,431
          Originations of loans for investment:
             Single-family residential                                          16,202       58,245        91,333
             Multifamily                                                           145        1,465             -
             Commercial real estate                                             11,265       14,819         3,715
             Construction                                                       17,405        8,489        15,021
             Land loans                                                         11,543       11,108         7,042
             Second trust                                                            -            -           652
             Commercial business                                                38,345       31,790        29,799
             Consumer                                                           50,937       49,975        51,893
          ---------------------------------------------------------------------------------------------------------
                Total originations and purchases for investment                145,842      175,891       199,455
          Loans originated for resale by Greater Atlantic Bank                       -            -         1,135
          Loans originated for resale by Greater Atlantic Mortgage             402,988      722,121       424,280
          ---------------------------------------------------------------------------------------------------------
          Total originations                                                   548,830      898,012       624,870
          Repayments                                                          (139,465)    (184,386)     (117,644)
          Sale of loans originated for resale by Greater Atlantic Bank               -            -        (1,241)
          Sale of loans originated for resale by Greater Atlantic Mortgage    (404,013)    (730,025)     (423,770)
          ---------------------------------------------------------------------------------------------------------
          Net activity in loans                                                  5,352      (16,399)       82,215
          ---------------------------------------------------------------------------------------------------------
          Total loans at end of period (1)                                    $262,599     $257,247      $273,646
          =========================================================================================================

           (1) Includes loans held for sale of $5.5 million and $6.6 million at September 30, 2004 and 2003, respectively.


         LOAN PORTFOLIO.  The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                          At September 30,
                                     ----------------------------------------------------------------------------------------
                                           2004              2003               2002             2001              2000
                                     ----------------- -----------------  ----------------- ---------------  -----------------
                                      Amount   Percent  Amount   Percent   Amount  Percent  Amount  Percent   Amount   Percent
------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Mortgage loans:
   Single-family (1)                 $ 74,620   29.02% $ 95,818   38.20%  $122,143  47.11% $ 84,570   47.84%  $ 78,736   55.70%
   Multi-family                         1,074    0.42     1,445    0.58        536   0.21       634    0.36      1,053    0.74
   Construction                        16,696    6.49    11,996    4.78     18,993   7.32    19,110   10.81     14,537   10.28
   Commercial real estate              23,023    8.95    20,533    8.19     18,932   7.30    17,977   10.17     10,765    7.62
   Land                                20,668    8.04    17,258    6.88      9,947   3.84     5,431    3.07      3,158    2.23
                                     --------  ------  --------  ------   -------- ------  --------  ------   --------  ------
      Total mortgage loans            136,081   52.92   147,050   58.63    170,551  65.78   127,722   72.25    108,249   76.57
                                     --------  ------  --------  ------   -------- ------  --------  ------   --------  ------
Commercial business and consumer loans:
   Commercial business                 47,654   18.53    39,043   15.57     28,880  11.14    11,675    6.61     11,221    7.94
   Consumer:
      Home equity                      72,814   28.32    63,888   25.47     58,531  22.58    35,353   20.00     20,116   14.23
      Automobile                          271    0.11       428    0.17        771   0.30     1,269    0.72        477    0.34
      Other                               315    0.12       409    0.16        533   0.20       750    0.42      1,294    0.92
                                     --------  ------  --------  ------   -------- ------  --------  ------   --------  ------
        Total commercial business
         and consumer loans           121,054   47.08   103,768   41.37     88,715  34.22    49,047   27.75     33,108   23.43
                                     --------  ------  --------  ------   -------- ------  --------  ------   --------  ------
         Total loans                  257,135  100.00%  250,818  100.00%   259,266 100.00%  176,769  100.00%   141,357  100.00%
                                               ======            ======            ======            ======             ======
Less:
   Allowance for loan losses           (1,600)           (1,550)            (1,699)            (810)              (765)
   Loans in process                   (10,453)           (8,394)           (11,103)         (11,756)            (7,953)
   Unearned premium                     1,305             1,379              1,617              400                 59
                                     --------          --------           --------         --------           --------
        Loans receivable, net        $246,387          $242,253           $248,081         $164,603           $132,698
                                     ========          ========           ========         ========           ========

(1) Includes loans secured by second trusts on single-family residential property.

         LOAN MATURITY. The following table shows the remaining contractual maturity of the bank's total loans at September 30, 2004. Loans that have adjustable rates are shown as amortizing when the interest rates are next subject to change. The table does not include the effect of future principal prepayments.

                                                                        At September 30, 2004
                                                    ---------------------------------------------------------------
                                                                        Multi-        Commercial
                                                        One- to       Family and       Business
                                                        Four-         Commercial         and            Total
                                                        Family       Real Estate       Consumer         Loans
          ---------------------------------------------------------------------------------------------------------
          (In Thousands)
          Amounts due in:
             One year or less                           $ 30,342        $ 16,835        $ 97,613        $144,790
             After one year:
             More than one year to three years            22,206           1,433             836          24,475
             More than three years to five years           4,897           4,194           4,812          13,903
             More than five years to 15 years             18,360           9,732           6,553          34,645
             More than 15 years                           17,460             168          11,241          28,869
          ---------------------------------------------------------------------------------------------------------
                Total amount due                        $ 93,265        $ 32,362       $ 121,055        $246,682
          =========================================================================================================

         The following table sets forth, at September 30, 2004, the dollar amount of loans contractually due after September 30, 2005, identifying whether such loans have fixed interest rates or adjustable interest rates. At September 30, 2004, the bank had $23.5 million of construction, acquisition and development, land and commercial business loans that were contractually due after September 30, 2005.

                                                                                Due After September 30, 2005
                                                                       -----------------------------------------------
                                                                           Fixed         Adjustable        Total
          ------------------------------------------------------------------------------------------------------------
          (In Thousands)
          Real estate loans:
             One- to four-family                                            $36,166         $26,758         $62,924
             Multi-family and commercial                                     10,728           4,799          15,527
          ------------------------------------------------------------------------------------------------------------
                Total real estate loans                                      46,894          31,557          78,451
          Commercial business and consumer loans                              6,771          16,670          23,441
          ------------------------------------------------------------------------------------------------------------
                Total loans                                                 $53,665         $48,227        $101,892
          ============================================================================================================

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2004, the bank's one- to four-family mortgage loans totaled $74.6 million, or 29.02% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 48.18% were fixed-rate loans and 51.82% were ARM loans.

         CONSTRUCTION AND DEVELOPMENT LENDING. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing land for sale. At September 30, 2004, construction and development loans (including land loans) totaled $37.4 million, or 14.53%, of the bank's total loans, of which, land loans totaled $20.7 million or 8.04% of total loans. Such loans are secured by a lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate generally based on the prime rate as reported in THE WALL STREET Journal. All the bank's land loans are secured by property in its primary market area.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located primarily in the bank's market area. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 2004 was $24.1 million, or 9.37% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 2004, was a $4.5 million commercial real estate loan secured by real property in South Carolina.

         COMMERCIAL BUSINESS LENDING. At September 30, 2004, the bank had $47.7 million in commercial business loans which amounted to 18.53% of total loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and generally indexed to the prime rate as published in THE WALL STREET JOURNAL.

         CONSUMER LENDING. Consumer loans at September 30, 2004 amounted to $73.4 million or 28.55% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and loans on new and used automobiles. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

         The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's home equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 2004, these loans totaled $72.8 million or 28.32% of the bank's total loans and 60.15% of commercial business and consumer loans. Other types of consumer loans, primarily consisting of secured and unsecured personal loans and new and used automobile loans, totaled $586,000, or 0.23% of the bank's total loans and 0.48% of commercial business and consumer loans at September 30, 2004.

MORTGAGE BANKING ACTIVITIES

GENERAL.

         The bank's mortgage banking activities primarily consist of mortgage loans secured by single-family properties. Mortgage banking involves the origination and sale of mortgage loans for the purpose of generating gains on sale of loans and fee income on the origination of loans, in addition to loan interest income. Given current pricing in the mortgage markets, the bank generally sells the majority of its loans on a servicing-released basis. Generally, the level of loan sale activity and, therefore, its contribution to the bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the number of loans originated by the bank and, thus, the amount of loan sales, net interest income and loan fees earned. Greater Atlantic Mortgage originated $403.0 million, $722.1 million and $424.7 million of loans for sale during fiscal 2004, 2003 and 2002, respectively and sold $404.0 million, $730.0 million and $424.9 million of loans during fiscal 2004, 2003 and 2002, respectively.

         The bank requires evidence of marketable title, lien position, loan-to-value, a title insurance policy and appraisals on all properties. The bank also requires evidence of fire and casualty insurance on the value of improvements. As stipulated by federal regulations, the bank requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

LOAN COMMITMENTS AND RATE LOCKS

         Greater Atlantic Mortgage issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made with specified terms and conditions. Interest rate locks are generally offered to prospective borrowers for up to a 60-day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. The outstanding commitments of Greater Atlantic Mortgage to originate loans to be held for sale were $24.5 million at September 30, 2004. When Greater Atlantic Mortgage issues a commitment to a borrower, there is a risk that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the bank uses forward loan sale agreements.

DERIVATIVE ACTIVITIES

         Mortgage banking involves the risk that a rise in interest rates will reduce the value of a mortgage before it can be sold. This type of risk occurs when a mortgage company commits to an interest rate lock on a borrower's application during the origination process and interest rates increase before the loan can be sold. Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market. The bank seeks to control or limit the interest rate risk caused by mortgage banking activities. The method used to help reduce interest rate risk from its mortgage banking activities are forward loan sale agreements. At various times, depending on loan origination volume and management's assessment of projected loan fallout, the Bank may reduce or increase its derivative positions.

         Under forward loan sale agreements the mortgage company is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period. These terms include the maturity of the individual loans, the yield to the purchaser and the maximum principal amount of the individual loans. Forward loan sales protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan if fixed to the time of its sale. The amount of the delivery date of the forward loan sale commitments are based upon management's estimates as to the volume of loans that will close and length of the origination commitment. Forward loan sales do not provide complete interest-rate protection, however, because of the possibility of fallout (i.e., the failure to close) during the origination process. Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose a mortgage company to significant losses. If a mortgage company is not able to deliver the mortgage loans during the appropriate delivery period, the mortgage company may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if a mortgage company has too many loans to deliver, the mortgage company must execute additional forward loan sale commitments at current market prices, which may be unfavorable to the mortgage company. Generally, Greater Atlantic Mortgage seeks to maintain forward loan sale agreements equal to the closed loans held for sale plus those applications that it has rate locked and/or committed to close, as adjusted by the projected fallout. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the bank. For the year ended September 30, 2004, the mortgage company had a net loss of $23,000 attributable to the underlying derivative financial instruments. At September 30, 2004, the mortgage company had outstanding commitments to sell loans of $29.1 million and commitments to originate loans of $24.5 million.

         The activities described above are managed continually as markets change; however, there can be no assurance that the bank will be successful in its effort to eliminate the risk of interest rate fluctuations between the time origination commitments are issued and the ultimate sale of the loan. The bank's interest rate risk management activities are conducted in accordance with a written policy that has been approved by the bank's board of directors, which covers objectives, functions, instruments to be used, monitoring and internal controls. The bank does not enter into option positions for trading or speculative purposes and does not enter into option contracts that could generate a financial obligation beyond the initial premium paid. The bank does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings.

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

         The bank's management reviews and classifies the bank's assets on a regular basis and the Board of Directors reviews management's reports on a quarterly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 2004, the bank had $1.1 million of loans designated as Substandard which consisted of one commercial business loan, five residential loans, one commercial real estate loan, one consumer loan, three home equity loans, and one land loan. At that same date, the bank had $66,000 of assets classified as Doubtful, consisting of one commercial business loan. At September 30, 2004, the bank had no loans classified as Loss. As of September 30, 2004, the bank also had one residential loan, one construction loan, one home equity loan and two commercial business loans, totaling $2.4 million, designated as Special Mention.

         The following table sets forth delinquencies in the bank's loans as of the dates indicated.

                                                                       At September 30,
                         ----------------------------------------------------------------------------------------------------------
                                        2004                                2003                               2002
                         ---------------------------------- ----------------------------------- -----------------------------------
                           60 - 89 Days   90 Days or More      60 - 89 Days     90 Days or More    60 - 89 Days    90 Days or More
                         ---------------- ----------------  ----------------- ------------------ ---------------- -----------------
                         Number Principal Number Principal  Number  Principal Number  Principal  Number Principal Number  Principal
                          of     Balance   of    Balance     of     Balance    of     Balance     of    Balance    of     Balance
                         Loans  of Loans  Loans  of Loans   Loans   of Loans  Loans   of Loans   Loans  of Loans  Loans   of Loans
  ---------------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Mortgage loans:
     Single-family          -    $  -       6    $ 563        2     $  368      5    $  637        5    $  546      6      $ 388
     Home equity            1     275       1       96        1        170      -         -        -         -
     Construction & Land    1     118       1       31        1        479      1        34        -         -
     Commercial real
  estate                    -       -       1       29        -          -      1        31        -         -      4        364
     Commercial business    1      28       1      228        -          -      2       744        2     1,959      1         45
     Consumer               -       -       1        6        1          9      -         -        -         -      -          -
  ---------------------------------------------------------------------------------------------------------------------------------
  Total                     3    $421      11    $ 953        5     $1,026      9    $1,446        7    $2,505     11      $ 797
  =================================================================================================================================

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

                                                                                    At September 30,
                                                                       -------------------------------------------
                                                                          2004     2003     2002     2001    2000
  ----------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands) Loans accounted for on a non-accrual basis Mortgage loans:
     Single-family                                                       $ 563   $  637    $ 388    $ 340   $ 144
     Home equity                                                            96        -        -        -       -
     Commercial real estate                                                 29       31       21       36      50
     Construction and Land                                                  31       34        -      122
     Commercial business                                                   228      716       45        -       -
     Consumer                                                                6        -        -        8
  -----------------------------------------------------------------------------------------------------------------
  Total non-accrual loans                                                  953    1,418      454      506     194
  Accruing loans which are contractually past due 90 days or more            -       28      343      290       -
  -----------------------------------------------------------------------------------------------------------------
  Total of non-accrual and 90 days past due loans                          953    1,446      797      796     194
  Foreclosed real estate, net                                                -        -        -        -     172
  -----------------------------------------------------------------------------------------------------------------
  Total non-performing assets                                            $ 953   $1,446    $ 797    $ 796   $ 366
  =================================================================================================================
  Non-accrual loans as a percentage of loans                              0.39%    0.59%    0.18%    0.31%   0.15%
    held for investment, net
  =================================================================================================================
  Non-accrual and 90 days or more past due loans                          0.39%    0.60%    0.32%    0.48%   0.15%
    as a percentage of loans held for investment, net
  =================================================================================================================
  Non-accrual and 90 days or more past due loans                          0.22%    0.29%    0.16%    0.21%   0.07%
    as a percentage of total assets
  =================================================================================================================
  Non-performing assets as a percentage of total assets                   0.22%    0.29%    0.16%    0.21%   0.12%
  =================================================================================================================

         During the year ended September 30, 2004, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $108,000.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. There can be no assurance that the bank will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance. As of September 30, 2004, the bank's allowance for loan losses amounted to $1.6 million or 0.62% of total loans. While the allowance for loan losses to total non-performing loans at September 30, 2004 is 167.89%, the allowance as a percentage of total loans remained the same when compared to September 30, 2003. A $209,000 provision for loan losses was recorded during the year ended September 30, 2004, compared to a provision of $855,000 during the year ended September 30, 2003. The decrease in non-performing assets from the year ago period was due to the non-performing status of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

         The following table sets forth activity in the bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

                                                                                    Year Ended September 30,
                                                                   -----------------------------------------------------------
                                                                      2004        2003        2002        2001       2000
  ----------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Balance at beginning of period                                    $ 1,550     $ 1,699     $   810    $   765     $   590
  Provisions                                                            209         855         968         55          13
  Dominion reserves                                                       -           -           -        100         225
  Charge-offs:
  Mortgage loans:
     Single-family                                                       20         162          64         66          61
     Commercial real estate                                               -          22           -          -           -
  Commercial business                                                   177         828           7         53           -
  Consumer                                                                3           8          27         12           2
  ----------------------------------------------------------------------------------------------------------------------------
  Total charge-offs                                                     200       1,020          98        131          63
  Recoveries:
  Mortgage loans:
     Single-family                                                       29           6          12         21           -
     Commercial real estate                                               -           -           -          -           -
  Commercial business                                                    10           4           -          -           -
  Consumer                                                                2           6           7          -           -
  ----------------------------------------------------------------------------------------------------------------------------
  Total recoveries                                                       41          16          19         21           -
  Net charge-offs                                                       159       1,005          79        110          63
  ----------------------------------------------------------------------------------------------------------------------------
  Balance at end of period                                          $ 1,600      $1,550     $ 1,699    $   810     $   765
  ============================================================================================================================
  Ratio of net charge-offs during the period                           0.06%       0.36%       0.03%      0.07%       0.06%
     to average loans outstanding during the period
  ============================================================================================================================
  Allowance for loan losses to total non-performing
      loans at end of period                                         167.89%     109.31%     374.23%    160.08%     394.33%
  ============================================================================================================================
  Allowance for loan losses to total loans                             0.62%       0.62%       0.66%      0.46%       0.54%
  ============================================================================================================================

         The following table sets forth the bank's allowance for loan losses in each of the categories listed and the percentage of such amounts to the total allowance and the percentage of such amounts to total loans. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other categories.

                                                                           At September 30,
                               -----------------------------------------------------------------------------------------------------
                                        2004                 2003                  2002               2001                2000
                               --------------------- -------------------- -------------------- ------------------- -----------------
                                         Percent of           Percent of           Percent of          Percent of         Percent of
                                         Loans in             Loans in             Loans in             Loans in           Loans in
                                           Each                 Each                 Each                 Each               Each
                                         Category             Category             Category             Category           Category
                                         to Total             to Total              to Total            to Total           to Total
                                Amount    Loans      Amount    Loans      Amount     Loans     Amount    Loans     Amount   Loans
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Mortgage loans:
   Single-family                $  110    29.02%   $  141      38.20%   $  148       47.11%     $ 95     47.84%    $ 73      55.70%
   Multi-family                      8     0.42        11       0.58         4        0.21         5      0.36        8       0.74
   Construction                     78     6.49        80       4.78        80        7.32        74     10.81       54      10.28
   Commercial real estate          233     8.95       208       8.19       219        7.30       195     10.17      195       7.62
   Land                            175     8.04       132       6.88        72        3.84        53      3.07       39       2.23
------------------------------------------------------------------------------------------------------------------------------------
      Total mortgage loans         604    52.92       572      58.63       523       65.78       422     72.25      369      76.57
------------------------------------------------------------------------------------------------------------------------------------
Commercial and Consumer:
   Commercial                      515    18.53       770      15.57     1,005       11.14       263      6.61      168       7.94
   Consumer:
      Home equity                  213    28.32       159      25.47       151       22.58        88     20.00       50      14.23
      Automobile                     9     0.23        13       0.33        20        0.50        31      1.14       27       1.26
------------------------------------------------------------------------------------------------------------------------------------
       Total commercial and
        consumer                   737    47.08       942      41.37     1,176       34.22       382     27.75      245      23.43
------------------------------------------------------------------------------------------------------------------------------------
Unallocated                        259      N/A        36        N/A         -         N/A         6       N/A      151        N/A
------------------------------------------------------------------------------------------------------------------------------------
Total                           $1,600   100.00%   $1,550     100.00%   $1,699      100.00%     $810    100.00%    $765     100.00%
====================================================================================================================================

INVESTMENT ACTIVITIES

         The investment policy of the bank, as approved by the board of directors, requires management to maintain adequate liquidity and generate a favorable return on investments, to complement the bank's lending activities without incurring undue interest rate and credit risk. The bank primarily utilizes investments in securities for liquidity management, as a source of income and as a method of deploying excess funds not utilized for investment in loans. Securities bought and held principally for sale in the near term, generally within 90 days, are classified as trading.

         At September 30, 2004, the bank had invested $92.7 million in mortgage-backed securities, or 21.35% of total assets, of which $92.2 million were classified as available-for-sale and $482,000 were classified as held-to-maturity. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment portfolio at the dates indicated.

                                                                 At September 30,
                                  -------------------------------------------------------------------------------
                                            2004                       2003                      2002
                                  -------------------------- ------------------------- --------------------------
                                                Estimated                  Estimated                Estimated
                                    Amortized    Market        Amortized     Market     Amortized     Market
                                      Cost       Value           Cost        Value         Cost        Value
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Available-for-sale:
     Corporate debt securities      $  3,923     $  3,928       $  2,892    $  2,918      $  1,902    $  1,890
     CMOs                              9,812        9,823          8,805       8,792        12,582      12,578
     U.S. Government SBA's            36,919       36,721        113,431     113,862       127,554     127,702
     FHLMC MBS's                      14,146       14,085         11,477      11,442        17,350      17,338
     FNMA MBS's                       61,195       60,302         70,684      70,355        25,268      25,211
     GNMA MBS's                       17,946       17,853          4,032       4,039         6,923       6,954
  ---------------------------------------------------------------------------------------------------------------
        Total available-for-sale     143,941      142,712        211,321     211,408       191,579     191,673
  ---------------------------------------------------------------------------------------------------------------
  Held-to-maturity:
     Corporate debt securities         1,003        1,065          1,012       1,094         1,020         933
     U.S. Government SBA's             8,810        8,427         11,465      11,121        14,057      13,677
     FHLMC MBS's                         245          247            444         455         1,199       1,212
     FNMA MBS's                          237          235            455         468         1,410       1,437
  ---------------------------------------------------------------------------------------------------------------
        Total held-to-maturity        10,295        9,974         13,376      13,138        17,686      17,259
  ---------------------------------------------------------------------------------------------------------------
        Total investment
          securities                $ 154,236    $152,686       $224,697    $224,546      $209,265    $208,932
  ===============================================================================================================
  Investment securities with:
     Fixed rates                    $  1,003     $  1,065       $  1,012    $  1,122      $  3,206    $  3,180
     Adjustable rates                 59,464       58,899        136,593     136,665       153,909     153,600
  Mortgage-backed securities with:
     Fixed rates                         551          541          1,169       1,169         2,209       2,212
     Adjustable rates                 93,218       92,181         85,923      85,590        49,941      49,940
  ---------------------------------------------------------------------------------------------------------------
        Total                       $154,236     $152,686       $224,697    $224,546      $209,265    $208,932
  ===============================================================================================================

         As of September 30, 2004, the bank held investments in available for sale with unrealized holding losses totaling $1.4 million, consisting of the following:

                                     Less than 12 months         12 months or more               Total
                                  -------------------------- -------------------------- ------------------------
                                    Fair      Unrealized        Fair      Unrealized      Fair      Unrealized
   Description of Securities        Value       Losses          Value       Losses        Value       Losses
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands)
     Corporate debt securities     $   2,963      $    37          $   -        $  -     $   2,963     $    37
     CMOs                              2,783            6              -           -         2,783           6
  U.S. Government securities
     SBA                              23,775          282              -           -        23,775         282
     GNMA                             17,853           93              -           -        17,853          93
  U.S. Government agency securities:
     FHLMC MBS's                       5,959           71              -           -         5,959          71
     FNMA MBS's                       58,808          887            487          10        59,295         897
  ---------------------------------------------------------------------------------------------------------------
        Total                      $ 112,141      $ 1,376          $ 487        $ 10     $ 112,628     $ 1,386
  ===============================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities available-for-sale and mortgage-backed securities available-for-sale.

                                                                 At September 30, 2004
                         -------------------------------------------------------------------------------------------------------
                                                More than One       More than Five
                          One Year or Less   Year to Five Years   Years to Ten Years    More than Ten Years          Total
                         ------------------ -------------------- --------------------  ---------------------  ------------------
                                   Weighted           Weighted             Weighted               Weighted              Weighted
                         Carrying  Average  Carrying  Average    Carrying   Average     Carrying  Average    Carrying   Average
                          Value     Yield    Value     Yield      Value     Yield        Value     Yield       Value     Yield
 -------------------------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
  Investment securities available-for-sale:
  Adjustable-rate securities:
    CMO's                     $ -         - %   $  -        - %   $    -         - %   $  9,823     2.46%  $  9,823      2.46%
    Corporate debt              -         -        -        -      2,963      4.00          965     1.71      3,928      3.44
    U.S. Government SBA's       -         -      398     5.13          -         -       36,323     4.49     36,721      4.50
 -------------------------------------------------------------------------------------------------------------------------------
        Total                   -         -      398     5.13      2,963      4.00       47,111     4.01     50,472      4.02
 -------------------------------------------------------------------------------------------------------------------------------
 MBS's available-for-sale:
  Adjustable-rate securities:
    FHLMC                       -         -        -        -          -         -       14,085     3.35     14,085      3.35
    FNMA                       63      3.41        -        -          -         -       59,752     3.50     59,815      3.51
    GNMA                        -         -       70     4.63          -         -       17,783     4.04     17,853      4.05
 -------------------------------------------------------------------------------------------------------------------------------
        Total                  63      3.41       70     4.63          -         -       91,620     3.59     91,753      3.59
 -------------------------------------------------------------------------------------------------------------------------------
  MBS'S fixed-rate:
    FNMA                        -         -        -        -        487      9.00            -        -        487      9.00
 -------------------------------------------------------------------------------------------------------------------------------
        Total                   -         -        -        -        487      9.00            -        -        487      9.00
 -------------------------------------------------------------------------------------------------------------------------------
 Total mortgage-backed
  securities available-
  for-sale                     63      3.41       70     4.63        487      9.00       91,620     3.59     92,240      3.62
 -------------------------------------------------------------------------------------------------------------------------------
 Total investment
  portfolio                   $63      3.41%    $468     5.05%    $3,450      4.71%    $138,731     3.73%  $142,712      3.76%
 ===============================================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities held-to-maturity and mortgage-backed securities held to maturity.

                                                                    At September 30, 2004
                            -------------------------------------------------------------------------------------------------------
                                                   More than One       More than Five
                             One Year or Less   Year to Five Years   Years to Ten Years    More than Ten Years          Total
                            ------------------ -------------------- --------------------  ---------------------  ------------------
                                      Weighted           Weighted             Weighted               Weighted              Weighted
                            Carrying  Average  Carrying  Average    Carrying   Average     Carrying  Average     Carrying  Average
                             Value     Yield    Value     Yield      Value     Yield        Value     Yield        Value    Yield
-----------------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Investment securities held-to-maturity:
   Adjustable-rate securities:
     U.S. Government SBA's     $ -       -%     $  596     5.10%        $ -        -%       $8,214     3.76%   $ 8,810      3.85%
   Fixed-rate:
     Corporate debt              -       -       1,003     7.15           -        -             -        -      1,003      7.15
  ---------------------------------------------------------------------------------------------------------------------------------
  Total investment securities    -       -       1,599     6.45           -        -         8,214     3.76      9,813      4.19
  held-to-maturity
  ---------------------------------------------------------------------------------------------------------------------------------
  Mortgage-backed securities
  held-to-maturity:
   Adjustable-rate securities:
     FHLMC                       -       -           -        -           -        -           245     5.13        245      5.13
     FNMA                        -       -           -        -           -        -           183     5.24        183      5.24
    -------------------------------------------------------------------------------------------------------------------------------
         Total                   -       -           -        -           -        -           428     5.17        428      5.17
    -------------------------------------------------------------------------------------------------------------------------------
   Fixed-rate:
     FNMA                        -       -           -        -           -        -            54     6.50         54      6.50
  ---------------------------------------------------------------------------------------------------------------------------------
           Total                 -       -           -        -           -        -            54     6.50         54      6.50
  ---------------------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed
     securities held-to-
     maturity                    -       -           -        -           -        -           482     5.32        482      5.32
  ---------------------------------------------------------------------------------------------------------------------------------
    Total held-to-maturity
     investments               $ -       -%     $1,599     6.45%        $ -        -%       $8,696     3.85%   $10,295      4.24%
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

         DEPOSITS. Deposits are attracted from within the bank's market area by offering a broad selection of deposit instruments, including checking, savings, money market and time deposits. Deposit account terms vary, differentiated by the minimum balance required, the time periods that the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the bank considers current interest rates, profitability to the bank, interest rate risk characteristics, competition and its customer preferences and concerns. The bank may pay above-market interest rates to attract or retain deposits when less expensive sources of funds are not available. The bank reviews its deposit composition and pricing weekly.

         At September 30, 2004, $105.1 million, or 57.72% of the bank's certificate of deposit accounts were to mature within one year.

         The following table sets forth the distribution and the rates paid on each category of the bank's deposits.

                                                                    At September 30,
                                      ------------------------------------------------------------------------------
                                                      2004                                    2003
                                      -------------------------------------- ---------------------------------------
                                                    Percent of                            Percent of
                                                      Total        Rate                     Total          Rate
                                        Balance      Deposits      Paid        Balance     Deposits        Paid
--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Savings accounts                        $ 14,266         4.94%       0.98%     $ 11,893        3.99%        0.98%
Now and money market accounts             74,185         25.67       1.16        73,779       24.77         1.06
Certificates of deposit                  182,056         63.01       2.60       197,961       66.46         2.46
Noninterest-bearing deposits:
    Demand deposits                       18,449          6.38          -        14,243        4.78            -
--------------------------------------------------------------------------------------------------------------------
        Total deposits                  $288,956       100.00%      1.98%      $297,876      100.00%        1.94%
====================================================================================================================

         The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.

                                                                               At September 30, 2004
                                                                            -----------------------------
                                                                              Amount            Rate
         ------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Balance maturing:
         Three months or less                                                 $ 47,937            1.86%
         Three months to one year                                               57,153            2.23
         One year to three years                                                62,535            3.24
         Over three years                                                       14,431            3.72
         ------------------------------------------------------------------------------------------------
                  Total                                                       $182,056            2.60%
         ================================================================================================

         At September 30, 2004, the bank had $57.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                   Maturity Period                                          Weighed
                                                                                            Average
                                                                                Amount       Rate
         --------------------------------------------------------------------------------------------

         Three months or less                                                   $ 26,662      1.53%
         Over 3 through 6 months                                                  10,427      1.88
         Over 6 through 12 months                                                  5,971      2.45
         Over 12 months                                                           13,979      3.38
         --------------------------------------------------------------------------------------------
               Total                                                             $57,039      2.14%
         ============================================================================================

         The following table sets forth the deposit activity of the bank for the periods indicated.
                                                                At or For the Year Ended September 30,
                                                              -------------------------------------------
                                                                   2004           2003          2002
         ------------------------------------------------------------------------------------------------
         (In Thousands)
         Balance at beginning of period                           $297,876      $281,877      $229,982

         Net deposits (withdrawals) before interest credited       (13,627)       11,118        44,871
         Interest credited                                           4,707         4,881         7,024
         ------------------------------------------------------------------------------------------------
         Net increase (decrease) in deposits                        (8,920)       15,999        51,895
         ------------------------------------------------------------------------------------------------
            Ending balance                                        $288,956      $297,876      $281,877
         ================================================================================================

         BORROWINGS. At September 30, 2004, borrowings consisted of FHLB advances and reverse repurchase agreements totaling $116.1 million. FHLB advances amounted to $51.2 million at September 30, 2004, a decrease from the $86.8 million outstanding at September 30, 2003, and other borrowings (reverse repurchase agreements) amounted to $64.9 million, a decrease of $12.9 million compared to $77.8 million at September 30, 2003. During the fiscal year ended September 30, 2004, all reverse repurchase agreements represented agreements to repurchase the same securities.

         The following table sets forth information regarding the bank's borrowed funds:

                                                                                 At or For the Year Ended September 30,
                                                                                ------------------------------------------
                                                                                     2004           2003         2002
         -----------------------------------------------------------------------------------------------------------------

         FHLB Advances:
         Average balance outstanding                                                $ 116,155     $ 102,868     $99,269
         Maximum amount outstanding at any month-end during the period                142,250       124,150     123,500
         Balance outstanding at end of period                                          51,200        86,800      96,500
         Weighted average interest rate during the period                               2.39%         2.58%       3.10%
         Weighted average interest rate at end of period                                3.93%         2.72%       3.12%

         Reverse repurchase agreements:
         Average balance outstanding                                                   89,734        86,225      68,577
         Maximum amount outstanding at any month-end during the period                 93,730        89,850      95,577
         Balance outstanding at end of period                                          64,865        77,835      91,011
         Weighted average interest rate during the period                               4.26%         4.31%       3.43%
         Weighted average interest rate at end of period                                1.98%         1.25%       1.97%

SUBSIDIARY ACTIVITIES

         We have two subsidiaries; the bank and Greater Atlantic Capital Trust
I. We established the Trust in January 2002 to issue certain convertible preferred securities which we completed in March 2002. See discussion of the Trust in Note 20 to the financial statements. The bank has one wholly-owned subsidiary, Greater Atlantic Mortgage Corporation, and, in furtherance of our community banking focus, we have expanded the operations of Greater Atlantic Mortgage in order to diversify our revenue stream and support our growth. The strategy of Greater Atlantic Mortgage is to originate mortgage loans for sale in the secondary market and to develop profitable niche mortgage products, such as Federal Housing Administration ("FHA") streamline refinancings. Currently, the operations of Greater Atlantic Mortgage employ approximately 61 persons in Tysons Corner, Virginia and Rockville, Maryland. For the fiscal year ended September 30, 2004, Greater Atlantic Mortgage originated $403.0 million of single-family residential loans, respectively, the majority of which consisted of loans insured by the FHA or partially guaranteed by the Veterans Administration ("VA") which were pre-sold in the secondary market with servicing released.

PERSONNEL

         As of September 30, 2004, we had 140 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION
GENERAL

         As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "FEDERAL SAVINGS INSTITUTION REGULATION - QTL TEST." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings institution subsidiary continues to comply with the QTL Test. The Company does not qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under
Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

         Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision (30) days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

         ACQUISITION OF THE COMPANY. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL SAVINGS INSTITUTION REGULATION

         BUSINESS ACTIVITIES. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, E.G., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

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

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At September 30, 2004, the Bank met each of its capital requirements.

         The following table presents the bank's capital position at September 30, 2004.

                                                                                                        Capital
                                                                                Excess      ----------------------------
                                                   Actual        Required     (Deficiency)       Actual       Required
                                                   Capital        Capital       Amount           Percent      Percent
         ---------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Tangible                                  $25,335         $ 6,498       $18,837           5.85%        1.50%
         Core (Leverage)                            25,335          17,329         8,006           5.85         4.00
         Risk-based                                 26,843          19,790         7,053          10.85         8.00

         PROMPT CORRECTIVE REGULATORY ACTION. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. The Bank is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2004, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.52 basis points of assessable deposits.

         The Bank's assessment rate for the fiscal year 2004 was 1.46 basis points and the total assessment paid for this period (including the FICO assessment) was $43,566. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30, 2004, Greater Atlantic's limit on loans to one borrower was $4.0 million, and Greater Atlantic's largest aggregate outstanding loan to one borrower was $5.0 million. Of this loan, $1.0 million was sold in the form of a participation loan in December 2004.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2004, Greater Atlantic maintained 85% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

         ASSESSMENTS. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in Greater Atlantic's latest quarterly thrift financial report. The assessments paid by Greater Atlantic for the fiscal year ended September 30, 2004, totaled $143,092.

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

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

FEDERAL HOME LOAN BANK SYSTEM

         Greater Atlantic is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Greater Atlantic, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Greater Atlantic was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2004 of $4.1 million.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

         CORPORATE ALTERNATIVE MINIMUM TAX ("AMT"). The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Before 2002, only 90% of AMTI could be offset by net operating loss carryovers. Recently, the United States Congress passed legislation which increased the amount of AMTI which could be offset by existing net operating losses from 90% to 100%. Presently, elimination of the 90% ceiling on use of net operating losses to reduce or eliminate AMT exists for two years. Accordingly, the company, and the bank, do not expect to record a provision for income taxes in fiscal 2003. AMTI is increased by an amount equal to 75% of the amount by which the bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The bank does not expect to be subject to the AMT until at least fiscal 2005.

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

ITEM 2.  PROPERTIES

         During fiscal year 2004, we conducted our business from nine full-service banking offices and our administrative office. The following table sets forth certain information concerning the bank's offices as of September 30, 2004. On November 19, 2004, the bank sold its office at 1025 Connecticut Avenue, N.W. Washington, D.C.

                                                                                                   Net Book Value
                                                                                                   of Property or
                                                                                                      Leasehold
                                                                      Original                      Improvements
                                                                         Year        Date of             at
                                                         Leased or    Leased or       Lease         September 30,
  Location                                                 Owned      Acquired     Expiration           2004
  ------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  ADMINISTRATIVE OFFICES:

  10700 Parkridge Boulevard                              Leased         1998        01-31-11            $  146
  Reston, Virginia 20191

  BRANCH OFFICES:

  11834 Rockville Pike                                   Leased         1998        06-15-05                40
  Rockville, Maryland 20852

  8070 Ritchie Highway                                   Leased         1998        08-31-08                28
  Pasadena, Maryland 21122

  1025 Connecticut Avenue, N.W.                          Leased         1998        07-31-08               122
  Washington, D.C. 20036

  10700 Parkridge Boulevard                              Leased         2004        01-31-11               576
  Reston, Virginia 20191

  46901 Cedar Lakes Plaza                                Leased         1999        02-28-19               289
  Sterling, Virginia 20164

  43086 Peacock Market Plaza                             Leased         2000        06-30-15               275
  South Riding, Virginia 20152

  1 South Royal Avenue                                   Owned          1977                               708
  Front Royal, Virginia 22630

  9484 Congress Street                                   Owned          1989                               433
  New Market, Virginia 22844

  2800 Valley Avenue                                     Owned          1978                             1,781
  Winchester, Virginia 22601

  LOAN OFFICE:

  2200 Defense Highway                                   Leased         2002        10-31-05                 3
  Crofton, Maryland 21114

  GREATER ATLANTIC MORTGAGE OFFICES:

  8230 Old Courthouse Road                               Leased         1995        12-31-05                13
  Vienna, Virginia 22182

  11300 Rockville Pike                                   Leased         2001        01-31-06                 4
  Rockville, Maryland 20852
  ------------------------------------------------------------------------------------------------------------------
                                                                                             Total      $4,418
  ==================================================================================================================

         The total net book value of the company's furniture, fixtures and equipment at September 30, 2004 was $7.3 million. The properties are considered by management to be in good condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 2004, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION. The company's stock trades on the NASDAQ Stock Market (ticker symbol GAFC). At September 30, 2004, there were approximately 493 stockholders of record. The following table sets forth market price information, based on closing prices, as reported by the NASDAQ for the common stock high and low closing prices for the periods indicated.

                                      First Quarter      Second                         Fourth Quarter
                                         Ended        Quarter Ended    Third Quarter        Ended
                                       December 31       March 31      Ended June 30     September 30
      -------------------------------------------------------------------------------------------------
      Fiscal Year 2004
      High                                8.30              8.20             7.70              6.53
      Low                                 7.50              7.27             6.00              5.78

      Fiscal Year 2003
      High                                6.68              7.95             7.43              7.95
      Low                                 6.15              6.30             6.50              7.08
      -------------------------------------------------------------------------------------------------

         These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The company has not sold any unregistered securities and did not repurchase any of its equity securities in the fiscal year ended September 30, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

         You should read the following Selected Consolidated Financial Data in conjunction with our Consolidated Financial Statements and the notes thereto, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report.

  --------------------------------------------------------------------------------------------------------------
  At or For the Years Ended September 30,                2004        2003       2002       2001        2000
  --------------------------------------------------------------------------------------------------------------
  (In Thousands, Except Per Share Data)
  Consolidated Statements of Operations Data:
     Interest income                                 $  18,962   $  20,987  $   21,782  $   23,623  $   17,772
     Interest expense                                   12,355      13,049      13,735      17,247      13,094
  --------------------------------------------------------------------------------------------------------------
     Net interest income                                 6,607       7,938       8,047       6,376       4,678
     Provision for loan losses                             209         855         968          55          13
  --------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan        6,398       7,083       7,079       6,321       4,665
  losses
     Noninterest income                                  9,929      18,889       6,178       5,707       2,054
     Noninterest expense                                19,430      23,711      15,839      12,550      10,957
  --------------------------------------------------------------------------------------------------------------
     (Loss) income before taxes                        (3,103)       2,261      (2,582)       (522)     (4,238)
     Income tax provision (benefit)                         89           -           -           -        (600)
  --------------------------------------------------------------------------------------------------------------
     Net (loss) income                               $ (3,192)   $   2,261  $   (2,582) $     (522) $   (3,638)
  ==============================================================================================================

  Per Share Data:
     Net income (loss):
     Basic                                           $   (1.06)  $     0.75 $    (0.86) $    (0.17) $    (1.21)
     Diluted                                         $   (1.06)  $     0.60 $    (0.86) $    (0.17) $    (1.21)
     Book value                                            5.65        7.08       6.33        7.04        6.94
     Tangible book value                                   5.59        6.68       5.93        6.80        6.94
     Weighted average shares outstanding:
     Basic                                            3,012,434   3,012,434  3,010,420   3,007,434   3,007,434
     Diluted                                          3,012,434   4,413,462  3,010,420   3,007,434   3,007,434

  Consolidated Statements of Financial Condition Data:
     Total assets                                    $  434,370  $  499,354 $  502,678  $  370,604  $  296,296
     Total loans receivable, net                        246,387     242,253    248,081     164,603     132,698
     Allowance for loan losses                            1,600       1,550      1,699         810         765
     Mortgage-loans held for sale                         5,528       6,554     14,553      14,683       5,599
     Investment securities (1)                           60,285     138,049    157,247     131,302      70,777
     Mortgage-backed securities                          92,722      86,735     52,112      39,115      66,169
     Total deposits                                     288,956     297,876    281,877     229,982     188,387
     FHLB advances                                       51,200      86,800     96,500      74,500      46,100
     Other borrowings                                    64,865      77,835     91,010      43,323      36,736
     Guaranteed convertible preferred securities of       9,369       9,359      9,346           -           -
  subsidiary trust
     Total stockholders' equity                          17,140      21,340     19,063      21,180      20,867
     Tangible capital                                    16,825      20,126     17,865      20,365      20,295


SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA - (CONTINUED)

  --------------------------------------------------------------------------------------------------------------
  At or For the Years Ended September 30,               2004        2003        2002        2001       2000
  --------------------------------------------------------------------------------------------------------------
  (In Thousands, Except Per Share Data)
  Average Consolidated Statements of Financial
  Condition Data
     Total assets                                   $521,648    $510,684    $449,941    $343,226    $251,417
     Investment securities(1)                        123,198     161,161     155,350     118,320      75,808
     Mortgage-backed securities(1)                   111,016      51,046      39,320      46,225      59,489
     Total loans                                     268,116     281,574     239,342     164,790     106,917
     Allowance for loan losses                         1,498       1,696       1,148         800         599
     Total deposits                                  275,636     279,469     243,120     207,657     137,272
     Total stockholders' equity                       21,032      19,709     20,8958      21,045      24,067

  Performance Ratios (2)
     Return on average assets                          (0.61)%      0.44%      (0.57)%     (0.15)%     (1.45)%
     Return on average equity                         (15.18)      11.47      (12.36)      (2.48)     (15.12)
     Equity to assets                                   3.95        4.27        3.79        6.13        9.57
     Net interest margin                                1.32        1.61        1.85        1.94        1.93
     Efficiency ratio(3)                              117.50       88.38      111.35      103.86      162.76

  Asset Quality Data:
     Non-performing assets to total assets, at          0.22        0.28        0.09        0.14        0.12
  period end
     Non-performing loans to total loans, at period     0.37        0.57        0.18        0.29        0.14
  end
     Net charge-offs to average total loans             0.06        0.36        0.03        0.07        0.06
     Allowance for loan losses to:
     Total loans                                        0.62%       0.62%       0.66%       0.46%       0.54%
     Non-performing loans                             167.89      109.31      374.23      160.08      394.33
     Non-performing loans                           $    953    $  1,418    $    454    $    506    $    194
     Non-performing assets                               953       1,446         797         796         366
     Allowance for loan losses                         1,600       1,550       1,699         810         765

  Capital Ratios of the Bank:
     Leverage ratio                                     5.85%       5.85%       5.01%       5.51%       6.85%
     Tier 1 risk-based capital ratio                   10.24       12.42       11.20       10.94       13.71
     Total risk-based capital ratio                    10.85       13.03       11.95       11.36       14.23

(1) Consists of securities classified as available-for-sale, held-to-maturity and for trading.
(2) Ratios are presented on an annualized basis where appropriate.
(3) Efficiency ratio consists of noninterest expense divided by net interest income and noninterest income

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

         When used in this Annual Report on Form 10-K and in future filings by the company with the Securities and Exchange Commission (the "SEC"), in the company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The company wishes to advise readers that the factors listed above could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL
         The profitability of the company and, more specifically, the profitability of its primary subsidiary, the bank, depends primarily on its net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings.

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

INCOME TAXES

         The provision (or benefit) for income taxes is based on taxable income, tax credits and available net operating losses. The company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of assets and liabilities. If enacted tax rates changed, the company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. The company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits expected to be realized. In determining the appropriate valuation allowance, the company considers the expected level of future taxable income and available tax planning strategies. At September 30, 2004, the company had deferred tax assets of $2.0 million, which included a valuation allowance of $3.0 million.

2004 COMPARED TO 2003

         NET INCOME. For the fiscal year ended September 30, 2004, the company sustained net losses of $3.2 million or $1.06 per diluted share, compared to net earnings of $2.3 million or $0.60 per diluted share for fiscal year 2003. The $5.5 million decrease in net earnings was primarily due to decreases in non-interest income and net interest income, which were only partially offset by a decrease in non-interest expense. A decline in the FHA Streamline refinancing market, which appears to have peaked in fiscal 2003, led to a decline in loan originations and sales at the bank's mortgage banking subsidiary and contributed to the decline in net earnings.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                              Years ended September 30,                Difference
                                            -------------------------------  -------------------------------
                                                2004             2003            Amount            %
------------------------------------------------------------------------------------------------------------
(Dollars in thousands) Interest income:
   Loans                                      $ 13,506         $ 14,369        $   (863)           (6.01)%
   Investments                                   5,456            6,618          (1,162)          (17.56)
------------------------------------------------------------------------------------------------------------
Total                                           18,962           20,987          (2,025)           (9.65)
------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                      5,751            6,673            (922)          (13.82)
   Borrowings                                    6,604            6,376             228             3.58
------------------------------------------------------------------------------------------------------------
Total                                           12,355           13,049            (694)           (5.32)
------------------------------------------------------------------------------------------------------------
Net interest income                           $  6,607         $  7,938        $ (1,331)          (16.77)%
============================================================================================================

         Our decline in net interest income for fiscal year 2004 resulted primarily from a 29 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.61% for fiscal year ended September 30, 2003 to 1.32% for fiscal year ended September 30, 2004, offset in part by an $8.5 million increase in the bank's interest-earning assets. The decrease in net interest margin resulted from a charge of $2.7 million, representing payments made on certain interest rate swap and cap agreements, that took effect during fiscal year 2004, and payment on the company's trust preferred securities compared to a charge of $2.5 million in fiscal year 2003. That decrease was coupled with increases in average interest bearing liabilities exceeding increases in average interest earning assets by $4.4 million and by the average yield on interest earning assets declining 27 basis points more than the average cost on interest bearing liabilities.

         INTEREST INCOME. Interest income for the fiscal year ended September 30, 2004 decreased $2.0 million compared to fiscal year 2003, primarily as a result of a 48 basis point decrease in the average yield earned on interest earning assets. That decrease was partially offset by an increase of $8.5 million in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $694,000 decrease in interest expense for fiscal year 2004 compared to fiscal year 2003 was principally the result of a 21 basis point decrease in the cost of funds on average deposits and borrowed funds. That decrease was offset by a $13.0 million increase in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 30 basis point decrease in rates paid on average certificates of deposit, savings and NOW and money market accounts and was coupled with a $3.9 million or 1.37% decrease in certificates, savings and NOW and money market accounts, from $279.5 million for fiscal 2003 to $275.6 million for fiscal 2004. The increase in borrowing expense was primarily attributable to average borrowings increasing by $16.8 million. That increase was offset by a decline of 21 basis points in the average cost of borrowings resulting in an overall increase of $228,000 in the average borrowing expense.

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


                                                             Year Ended September 30,
                         -------------------------------------------------------------------------------------------------
                                       2004                            2003                              2002
                         -------------------------------------------------------------------------------------------------
                                      Interest  Average               Interest   Average                Interest   Average
                          Average     Income/   Yield/    Average     Income/    Yield/     Average     Income/    Yield/
                          Balance     Expense   Rate      Balance     Expense    Rate       Balance     Expense    Rate
                         ---------    --------  -------   -------     --------   --------   --------    --------   -------
(Dollars in Thousands)
Interest-earning assets:
   Real estate loans      $152,999    $ 8,582    5.61%    $185,270     $10,194    5.50%     $165,933     $10,217    6.16%
   Consumer loans           68,268      2,566    3.76       63,548       2,539    4.00        49,861       2,305    4.62
   Commercial business
      loans                 46,849      2,358    5.03       32,756       1,636    4.99        23,548       1,517    6.44
                         ---------    -------    -----    --------     -------    -----     --------     -------    -----
      Total loans          268,116     13,506    5.04      281,574      14,369    5.10       239,342      14,039    5.87
Investment securities      123,198      3,077    2.50      161,161       4,899    3.04       155,350       5,796    3.73
Mortgage-backed
     securities            111,016      2,379    2.14       51,046       1,719    3.37        39,320       1,947    4.95
                         ---------    -------    -----    --------     -------    -----     --------     -------    -----
      Total interest-
        earning assets     502,330     18,962    3.77      493,781      20,987    4.25       434,012      21,782    5.02
  Non-earning assets        19,318    -------    -----      16,903     -------    -----       15,929     -------    -----
                         ---------                        --------                          --------
    Total assets          $521,648                        $510,684                          $449,941
                         =========                        ========                          ========

  Liabilities and
  Stockholders' Equity:
  Interest-bearing
  liabilities:
     Savings accounts     $ 11,978        113    0.94     $  9,686         122    1.26      $  5,852         118    2.02
     Now and money market
       accounts             77,981        852    1.09       76,744       1,050    1.37        73,505       1,621    2.21
     Certificates of
       deposit             185,677      4,786    2.58      193,039       5,501    2.85       163,763       6,569    4.01
                         ---------    -------    -----    --------     -------    -----     --------     -------    -----
Total deposits             275,636      5,751    2.09      279,469       6,673    2.39       243,120       8,308    3.42
     FHLB advances         116,155      2,779    2.39      102,868       2,657    2.58        99,269       3,074    3.10
     Other borrowings       89,734      3,825    4.26       86,225       3,719    4.31        68,577       2,353    3.43
                         ---------    -------    -----    --------     -------    -----     --------     -------    -----
Total interest-bearing
       liabilities         481,525     12,355    2.57      468,562      13,049    2.78       410,966      13,735    3.34
                                      -------    -----                 -------    -----                  -------    -----
  Noninterest-bearing
     liabilities:
  Noninterest-bearing
     demand deposits        15,243                          17,130                            15,291
  Other liabilities          3,848                           5,283                             2,789
                         ---------                        --------                          --------
    Total liabilities      500,616                         490,975                           429,046
  Stockholders' equity      21,032                          19,709                            20,895
                         ---------                        --------                          --------
    Total liabilities
  and stockholders'
  equity                  $521,648                        $510,684                          $449,941
                         =========                        ========                          ========
  Net interest income                 $ 6,607                          $ 7,938                           $ 8,047
                                      =======                          =======                           =======
  Interest rate spread                           1.21%                            1.47%                             1.68%
                                                 =====                            =====                             =====
  Net interest margin                            1.32%                            1.61%                             1.85%
                                                 =====                            =====                             =====

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

                                     Year Ended September 30, 2004      Year Ended September 30, 2003
                                           Compared to Year                    Compared to Year
                                       Ended September 30, 2003            Ended September 30, 2002
                                        Change Attributable to              Change Attributable to
                                    -------------------------------    ---------------------------------
                                       Volume       Rate      Total      Volume      Rate       Total
--------------------------------------------------------------------------------------------------------
(In Thousands)
Real estate loans                    $(1,776)    $   164     $(1,612)    $1,191     $(1,214)    $   (23)
Consumer loans                           189        (162)         27        633        (399)        234
Commercial business loans                704          18         722        593        (474)        119
--------------------------------------------------------------------------------------------------------
      Total loans                       (883)         20        (863)     2,417      (2,087)        330
Investments                           (1,154)       (668)     (1,822)       217      (1,114)       (897)
Mortgage-backed securities             2,020      (1,360)        660        581        (809)       (228)
--------------------------------------------------------------------------------------------------------
Total interest-earning assets        $   (17)    $(2,008)    $(2,025)    $3,215     $(4,010)    $  (795)
========================================================================================================

Savings accounts                     $    29     $   (38)    $    (9)    $   77     $   (73)    $     4
Now and money market accounts             17        (215)       (198)        71        (642)       (571)
Certificates of deposit                 (210)       (505)       (715)     1,174      (2,242)     (1,068)
-----------------------------------------------------------------------------------------------------------
  Total deposits                        (164)       (758)       (922)     1,322      (2,957)     (1,635)
FHLB advances                            343        (221)        122        111        (528)       (417)
Other borrowings                         151         (45)        106        606         760       1,366
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   $   330     $(1,024)    $  (694)    $2,039     $(2,725)    $  (686)
===========================================================================================================
Change in net interest income        $  (347)    $  (984)    $(1,331)    $1,176     $(1,285)    $  (109)
===========================================================================================================

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

         Non-performing assets were $953,000 or 0.22% of total assets at September 30, 2004, compared to $1.4 million at September 30, 2003, with $1.1 million classified as substandard and $66,000 classified as doubtful. Non-performing assets decreased $465,000 from the comparable period one year ago, the provision for loan losses decreased $647,000. The decrease in non-performing assets from the year ago period was due to the non-performing status of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

         NONINTEREST INCOME. Noninterest income decreased $9.0 million during fiscal 2004 over fiscal 2003. That decrease was primarily the result of the decrease in gain on sale of loans along with decreases in service charges on deposits and loans, gains on sale of investment securities and gains on derivatives. Those decreases were offset by a $34,000 increase in gain on sale of real estate owned and other operating income. The level of gains on sale of loans during fiscal 2004 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins than those obtained in fiscal year 2003.

         During fiscal year 2004, disbursements on loans originated for sale amounted to $403.0 million compared to $722.1 million during fiscal year 2003. The $319.1 million decrease in loans originated and disbursed was largely attributable to increases in market interest rates which resulted in decreased home mortgage refinancings. During the year, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Proceeds from the sale of loans for fiscal 2004 amounted to $413.2 million compared to $747.4 million during fiscal year 2003. Sales of loans resulted in gains of $9.2 million and $17.4 million for fiscal 2004 and fiscal 2003, respectively.

         The following table presents a comparison of the components of non-interest income.

                                                Years Ended September 30,                 Difference
                                             ------------------------------     ------------------------------
                                                  2004             2003           Amount               %
--------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest income:
   Gain on sale of loans                         $ 9,191         $ 17,373        $ (8,182)          (47.10)%
   Service fees on loans                             237              706            (469)          (66.43)
   Service fees on deposits                          755              769             (14)           (1.82)
   Gain on sale of investment securities             (58)              35             (93)         (265.71)
   Gain (loss) on derivatives                       (227)               9            (236)       (2,622.22)
   Loss on sale of real estate owned                   -              (24)             24           100.00
   Other operating income                             31               21              10            47.62
---------------------------------------------------------------------------------------------------------------
      Total noninterest income                   $ 9,929         $ 18,889        $ (8,960)          (47.44)%
===============================================================================================================

         NONINTEREST EXPENSE. Noninterest expense for fiscal 2004 amounted to $19.4 million, a decrease of $4.3 million or 18.05% from the $23.7 million incurred in fiscal 2003. The decrease was primarily attributable to a $4.6 million decrease in the mortgage banking subsidiary's noninterest expense as a result of decreased loan origination and sales activity. That decrease was primarily in compensation of $5.8 million, professional services and other operating expenses of $568,000. The increase in the bank's noninterest expense of $356,000 was primarily in compensation, occupancy and data processing. Those increases were offset by decreases in professional services, advertising, depreciation expense on furniture fixtures and equipment, and other operating expense. The decrease in compensation at the mortgage subsidiary resulted from a decrease in commissions to loan officers, due to decreased loan production and the related employee benefit costs associated with the decrease in their compensation.

         The following table presents a comparison of the components of noninterest expense.

                                                  Years Ended September 30,                Difference
                                               -------------------------------    ---------------------------
                                                    2004            2003             Amount            %
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest expense:
   Compensation and employee benefits              $ 8,401        $ 13,706       $ (5,305)         (38.71)%
   Occupancy                                         2,161           1,963            198           10.09
   Professional services                               917           1,329           (412)         (31.00)
   Advertising                                       2,563           1,072          1,491          139.09
   Deposit insurance premium                            44              46             (2)          (4.35)
   Furniture, fixtures and equipment                 1,139           1,069             70            6.55
   Data processing                                   1,465           1,317            148           11.24
   Real estate owned expense                             -               5             (5)        (100.00)
   Other operating expense                           2,740           3,204           (464)         (14.48)
-------------------------------------------------------------------------------------------------------------
Total noninterest expense                         $ 19,430        $ 23,711       $ (4,281)         (18.05)%
=============================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The company believes that it will generate future taxable income to assure utilization of the existing net operating losses.

         Management has provided a valuation allowance for net deferred tax assets of $3.0 million, due to the timing of the generation of future taxable income.

         At September 30, 2004, the company had net operating loss carryforwards totaling approximately $10.0 million, which expire in years 2006 to 2021. As a result of the change in ownership of the bank, approximately $1.5 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         The following summarizes the company's contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of September 30, 2004 and the effect such obligations may have on liquidity and cash flow in future periods.


                                                     Less Than    Two-Three    Four-Five     After Five
                                         Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
FHLB Advances (1)                     $  51,200     $ 13,200      $ 8,000      $     -        $ 30,000
Reverse repurchase agreements            64,865       64,865            -            -               -
Operating leases:                         8,615        1,338        2,364        2,072           2,841
-----------------------------------------------------------------------------------------------------------
     Total obligations                $ 124,680     $ 79,403      $10,364      $ 2,072        $ 32,841
===========================================================================================================
(1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.

OTHER COMMERCIAL COMMITMENTS

                                                       Less Than     Two-Three    Four-Five     After Five
                                            Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Certificates of deposit maturities (1)    $ 182,056    $ 105,090     $ 62,535     $ 14,431      $  -
Loan originations                            63,300       63,300            -            -         -
Unfunded lines of credit                     98,300       98,300            -            -         -
Standby letter of credit                        500          500            -            -         -
-----------------------------------------------------------------------------------------------------------
     Total                                $ 344,156    $ 267,190     $ 62,535     $ 14,431      $  -
===========================================================================================================
(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.

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

         The bank manages its exposure to interest rates by structuring the balance sheet in the ordinary course of business. The bank currently emphasizes adjustable rate loans and/or loans that mature in a relatively short period when compared to single-family residential loans. In addition, to the extent possible, the bank attempts to attract longer-term deposits. While the bank has entered into interest rate swaps and caps to assist in managing interest rate risk, it has not entered into instruments such as leveraged derivatives, structured notes, financial options, financial futures contracts or forward delivery contracts.

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

         The table below illustrates the maturities or repricing of the company's assets and liabilities, including noninterest-bearing sources of funds to specific periods, at September 30, 2004. Estimates and assumptions concerning prepayment rates of major asset categories are based on information obtained from Farin and Associates on projected prepayment levels on mortgage-backed and related securities and decay rates on savings, NOW and money market accounts. The bank believes that such information is consistent with our current experience.

-----------------------------------------------------------------------------------------------------------------------
                                                                                   Three
                                                 91 Days   181 Days    One Year  Years to      Five
                                     90 Days     to 180     to One     to Three    Five      Years or
Maturing or Repricing Periods        or Less      Days       Year       Years     Years        More         Total
-----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest-earning assets
Loans:
   Adjustable and balloon            $ 31,751    $  3,652    $11,052     $21,096   $  4,187   $    711    $ 72,449
   Fixed-rate                          28,867         688      7,966       3,539      3,627     12,209      56,896
   Commercial business                 36,758       2,463      1,901       2,489      1,718      2,954      48,283
   Consumer                            72,987          94        144         269         85         54      73,633
Investment securities                  63,893           -          -       1,000          -      4,085      68,978
Mortgage-backed securities             21,308      24,078     24,949      20,981         24          6      91,346
-------------------------------------------------------------------------------------------------------------------
      Total                           255,564      30,975     46,012      49,374      9,641     20,019     411,585
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Deposits:
   Savings accounts                     4,096       2,920      2,098       1,356      1,755      2,041      14,266
   NOW accounts                         6,729       5,190      5,104       3,292      4,129      4,968      29,412
   Money market accounts               14,287       9,728      7,543       4,466      4,906      3,842      44,772
   Certificates of deposit             47,904      26,235     30,917      62,436     14,239        193     181,924
Borrowings:
   FHLB advances                       15,200           -      3,000       8,000          -     25,000      51,200
   Other borrowings                    64,865           -          -           -          -      9,369      74,234
   Derivatives matched against
    liabilities                       (72,000)      5,000     33,000      23,000      5,000      6,000           -
-------------------------------------------------------------------------------------------------------------------
      Total                            81,081      49,073     81,662     102,550     30,029     51,413     395,808
-------------------------------------------------------------------------------------------------------------------
GAP                                  $174,483    $(18,098)  $(35,650)   $(53,176)  $(20,388)  $(31,394)   $ 15,777
===================================================================================================================
Cumulative GAP                       $174,483    $156,385   $120,735    $ 67,559   $ 47,171   $ 15,777
=======================================================================================================
Ratio of Cumulative GAP
 to total interest earning assets       42.39%      38.00%     29.33%      16.41%     11.46%      3.83%
=======================================================================================================


         As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to re-price over the next twelve months, was asset sensitive in the amount of $120.7 million at September 30, 2004.

         While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on the measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. The GAP position reflects only the prepayment assumptions pertaining to the current rate environment, and assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates.

         Management uses two other analyses to manage interest rate risk: (1) an earnings-at-risk analysis to develop an estimate of the direction and magnitude of the change in net interest income if rates move up or down 100 to 300 basis points; and (2) a value-at-risk analysis to estimate the direction and magnitude of the change in net portfolio value if rates move up or down 100 to 200 basis points. Currently the bank uses a sensitivity of net interest income analysis prepared by Farin and Associates to measure earnings-at-risk and the OTS Interest Rate Risk Exposure Report to measure value-at-risk.

         The following table sets forth the earnings at risk analysis that measures the sensitivity of net interest income to changes in interest rates at September 30, 2004:

                                     Net Interest Income Sensitivity Analysis
                        ------------------------------------------------------------------
                                                              Basis Point       Percent
                         Changes in Rate   Net Interest         Change        Change From
                          by Basis Point      Margin           From Base         Base
                        -----------------  ------------      -------------    -------------
                              +300            2.24%            (0.10)%           (4.27)%
                              +200            2.30%            (0.04)%           (1.71)%
                              +100            2.34%            (0.00)%           (0.00)%
                               +0             2.34%               -                -
                              -100            2.24%            (0.10)%           (4.27)%
                              -200            2.10%            (0.24)%          (10.26)%
                              -300            1.88%            (0.46)%          (19.66)%


         In a declining rate scenario the bank is not within the established limits set by the board of directors. It is currently believed that a declining rate market is unlikely at this time but will be monitored for any changes in interest rate policy.

         The table indicates that, based on an immediate and sustained 200 basis point increase in market interest rates, net interest margin, as measured as a percent of total assets, would decrease by 4 basis points or 1.71% and if interest rates decrease 200 basis points net interest margin, as a percent of total assets, would decrease by 24 basis points or 10.26%.

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

         Presented below, as of September 30, 2004, is an analysis of our interest rate risk as measured by changes in net portfolio value for parallel shifts of up 200 and down 100 basis points in market interest rates:

                                                       Net Portfolio Value as a Percent of
                           Net Portfolio Value           the Present Value of Assets
                      ----------------------------    ------------------------------------
  Changes in Rates       Dollar        Percent          Net Portfolio         Change in
      (bp)               Change        Change            Value Ratio          NPV Ratio
  -------------------------------------------------------------------------------------------
                         (Dollars in thousands)
       +200             $2,662          9.02%             7.42%                0.71%
       +100              1,905          6.45              7.19                 0.48
         +0                  -             -              6.71                    -
       -100             (3,685)       (12.49)             5.86                (0.85)

         While in the down 100 basis point scenario puts our net portfolio value percentage below the board of directors established limit of 6.25% given that interest rates are rising no action is being taken at this time. Management will monitor the situation over the next several quarters to see if any changes should be made in our position.

         The improvement in net portfolio value of $7.2 million or 25.13% in the event of a 200 basis point increase in rates is a result of the current amount of adjustable rate loans and investments held by the bank as of September 30, 2004. The foregoing increase in net portfolio value, in the event of an increase in interest rates of 200 basis points, currently exceeds the company's internal board guidelines.

         In addition to the strategies set forth above, in 2002, the bank began using derivative financial instruments, such as interest rate swaps, to help manage interest rate risk. The bank does not use derivative financial instruments for trading or speculative purposes. All derivative financial instruments are used in accordance with board approved risk management policies.

         The bank enters into interest rate swap agreements principally to manage its exposure to the impact of rising short-term interest rates on its earnings and cash flows. Since short-term interest rates have declined from inception of the interest rate swap agreements, the change in fair value of the interest rate swap agreements has resulted in a loss of approximately $654,000 for fiscal 2004. The bank does not foresee any significant changes in the strategies used to manage interest rate risk in the near future.

2003 COMPARED TO 2002

         NET INCOME. For the fiscal year ended September 30, 2003, the company had net earnings of $2.3 million or $0.60 per diluted share, compared to net losses of $2.6 million or $0.86 per diluted share for fiscal year 2002. The $4.9 million increase in net earnings over the comparable period one-year ago was primarily due to $3.5 million in derivative losses in 2002 compared to a gain of $9,000 in 2003. In addition, the increase in non-interest income exceeded an increase in non-interest expense. The reduction in interest rates and the resultant increase in loan originations and sales at the Bank's mortgage banking subsidiary along with the continued growth of the bank contributed to the improvement in earnings.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                              Years ended September 30,                Difference
                                            -------------------------------  -------------------------------
                                                2003             2002            Amount            %
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                       $14,369          $14,039         $   330           2.35%
   Investments                                   6,618            7,743          (1,125)        (14.53)
------------------------------------------------------------------------------------------------------------
Total                                           20,987           21,782            (795)         (3.65)
------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                      6,673            8,308          (1,635)        (19.68)
   Borrowings                                    6,376            5,427             949          17.49
------------------------------------------------------------------------------------------------------------
Total                                           13,049           13,735            (686)         (4.99)
------------------------------------------------------------------------------------------------------------
Net interest income                            $ 7,938          $ 8,047         $  (109)         (1.35)%
============================================================================================================


         Our decline in net interest income for fiscal year 2003 resulted primarily from a 24 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.85% for fiscal year ended September 30, 2002 to 1.61% for fiscal year ended September 30, 2003, offset in part by a $59.8 million increase in the bank's interest-earning assets. The decrease in net interest margin resulted from a charge of $2.5 million, representing payments made on certain interest rate swap and cap agreements, that took effect during fiscal year 2003, and payment on the company's trust preferred securities compared to a charge of $1.0 million in fiscal year 2002. That decrease was offset by increases in average interest earning assets exceeding increases in average interest bearing liabilities by $2.2 million and was offset in part by the average yield on interest earning assets declining 21 basis points more than the average cost on interest bearing liabilities.

         INTEREST INCOME. Interest income for the fiscal year ended September 30, 2003 decreased $795,000 compared to fiscal year 2002, primarily as a result of a 77 basis point decrease of in the average yield earned on interest earning assets. That decrease was partially offset by an increase of $59.8 million in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $686,000 decrease in interest expense for fiscal year 2003 compared to fiscal year 2002 was principally the result of a 56 basis point decrease in the cost of funds on average deposits and borrowed funds. That decrease was offset by a $57.6 million increase in average deposits and borrowed funds. The decrease in interest expense on deposits was primarily due to a 103 basis point decrease in rates paid on average certificates of deposit, savings and NOW and money market accounts. That decrease was offset by a $36.4 million or 14.95% increase in certificates, savings and NOW and money market accounts, from $243.1 million for fiscal 2002 to $279.5 million for fiscal 2003.

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

                                                                Year Ended September 30,
                            ---------------------------------------------------------------------------------------------------
                                          2003                               2002                             2001
                            -------------------------------   -------------------------------   -------------------------------
                                         Interest   Average                Interest   Average                Interest   Average
                             Average     Income/    Yield/     Average     Income/    Yield/     Average     Income/    Yield/
                             Balance     Expense     Rate      Balance     Expense     Rate      Balance     Expense     Rate
                            ---------    --------   -------   --------     --------   -------   --------     --------   -------
(Dollars in Thousands)
Interest-earning assets:
   Real estate loans         $185,270    $10,194     5.50%    $165,933    $10,217     6.16%    $124,646    $ 9,298     7.46%
   Consumer loans              63,548      2,539     4.00       49,861      2,305     4.62       29,106      2,287     7.86
   Commercial business
      loans                    32,756      1,636     4.99       23,548      1,517     6.44       11,038      1,073     9.72
                             --------    -------    ------    --------    -------     -----    --------    -------    ------
      Total loans             281,574     14,369     5.10      239,342     14,039     5.87      164,790     12,658     7.68
Investment securities         161,161      4,899     3.04      155,350      5,796     3.73      118,320      7,897     6.67
Mortgage-backed
   securities                  51,046      1,719     3.37       39,320      1,947     4.95       46,225      3,068     6.64
                             --------    -------    ------    --------    -------     -----    --------    -------    ------
      Total interest-earning
         assets               493,781     20,987     4.25      434,012     21,782     5.02      329,335     23,623     7.17
                                         -------    ------    --------    -------     -----    --------    -------    ------
Non-earning assets             16,903                           15,929                           13,891
                             --------                         --------                         --------
   Total assets              $510,684                         $449,941                         $343,226
                             ========                         ========                         ========

Liabilities and
Stockholders' Equity:
Interest-bearing liabilities:
   Savings accounts          $  9,686        122     1.26     $  5,852        118     2.02     $  4,089        136     3.33
   Now and money market
      accounts                 76,744      1,050     1.37       73,505      1,621     2.21       59,783      2,744     4.59
   Certificates of deposit    193,039      5,501     2.85      163,763      6,569     4.01      143,785      8,749     6.08
                             --------    -------    ------    --------    -------     -----    --------    -------    ------
      Total deposits          279,469      6,673     2.39      243,120      8,308     3.42      207,657     11,629     5.60
   FHLB advances              102,868      2,657     2.58       99,269      3,074     3.10       60,784      3,396     5.59
   Other borrowings            86,225      3,719     4.31       68,577      2,353     3.43       43,217      2,222     5.14
                             --------    -------    ------    --------    -------     -----    --------    -------    ------
   Total interest-bearing
      liabilities             468,562     13,049     2.78      410,966     13,735     3.34      311,658     17,247     5.53
                                         -------    ------                -------     -----                -------    ------
Noninterest-bearing
   liabilities:
Noninterest-bearing
   demand deposits             17,130                           15,291                            8,767
Other liabilities               5,283                            2,789                            1,756
                             --------                         --------                         --------
   Total liabilities          490,975                          429,046                          322,181
Stockholders' equity           19,709                           20,895                           21,045
                             --------                         --------                        ---------
   Total liabilities and
      stockholders' equity   $510,684                         $449,941                         $343,226
                             ========                         ========                         ========
Net interest income                      $ 7,938                          $ 8,047                          $ 6,376
                                         =======                          =======                          =======
Interest rate spread                                 1.47%                            1.68%                            1.64%
                                                    ======                            =====                           ======
Net interest margin                                  1.61%                            1.85%                            1.94%
                                                    ======                            =====                           ======


                                                       36

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

                                     Year Ended September 30, 2003      Year Ended September 30, 2002
                                           Compared to Year                    Compared to Year
                                       Ended September 30, 2002            Ended September 30, 2001
                                        Change Attributable to              Change Attributable to
                                    ---------------------------------   -----------------------------------
                                       Volume       Rate       Total      Volume        Rate       Total
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Real estate loans                      $ 1,191     (1,214)   $   (23)    $ 3,080     $(2,161)     $   919
Consumer loans                             633       (399)       234       1,631      (1,613)          18
Commercial business loans                  593       (474)       119       1,216        (772)         444
-----------------------------------------------------------------------------------------------------------
      Total loans                        2,417     (2,087)       330       5,927      (4,546)       1,381
Investments                                217     (1,114)      (897)      2,471      (4,572)      (2,101)
Mortgage-backed securities                 581       (809)      (228)       (458)       (663)      (1,121)
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets          $ 3,215    $(4,010)   $  (795)    $ 7,940     $(9,781)     $(1,841)
===========================================================================================================

Savings accounts                       $    77    $   (73)   $     4     $    59     $   (77)     $   (18)
Now and money market accounts               71       (642)      (571)        630      (1,753)      (1,123)
Certificates of deposit                  1,174     (2,242)    (1,068)      1,216      (3,396)      (2,180)
-----------------------------------------------------------------------------------------------------------
  Total deposits                         1,322     (2,957)    (1,635)      1,905      (5,226)      (3,321)
FHLB advances                              111       (528)      (417)      2,150      (2,472)        (322)
Other borrowings                           606        760      1,366       1,304      (1,173)         131
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $ 2,039    $(2,725)   $  (686)    $ 5,359     $(8,871)     $(3,512)
===========================================================================================================
Change in net interest income          $ 1,176    $(1,285)   $  (109)    $ 2,581     $  (910)     $ 1,671
===========================================================================================================

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

         Non-performing assets were $1.4 million or 0.28% of total assets at September 30, 2003, compared to $454,000 at September 30, 2002, with $1.0 million classified as substandard and $372,000 classified as doubtful. While non-performing assets increased $965,000 from the comparable period one year ago, the provision for loan losses decreased $113,000. The increase in non-performing assets from the year ago period was due to the non-performing status of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan since the bank is in the process of liquidating that loan from the cash flow of the collateral securing the loan.

         NONINTEREST INCOME. Noninterest income increased $12.7 million during fiscal 2003 over fiscal 2002. That increase was primarily the result of the increase in gain on sale of loans, gain on derivatives (compared to a prior year loss) and service charges on deposits and loans, offset by a $163,000 decrease in gain on sales of investment securities. The significant level of gains during fiscal 2003 resulted from the company taking advantage of increased loan origination volume coupled with home loan refinancing and a favorable interest rate environment enabling the company to sell loans at a gain through Greater Atlantic Mortgage.

         During fiscal year 2003, disbursements on loans originated for sale amounted to $722.1 million compared to $425.4 million during fiscal year 2002. The $296.7 million increase in loans originated and disbursed was largely attributable to decreases in market interest rates which resulted in increased home mortgage refinancings. During the year, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Proceeds from the sale of loans for fiscal 2003 amounted to $747.4 million compared to $434.7 million during fiscal year 2002. Sales of loans resulted in gains of $17.4 million and $8.4 million for fiscal 2003 and fiscal 2002, respectively.

         The following table presents a comparison of the components of non-interest income.



                                                Years Ended September 30,                 Difference
                                             ------------------------------    ------------------------------
                                                 2003             2002           Amount               %
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest income:
   Gain on sale of loans                        $ 17,373          $ 8,432        $  8,941            106.04%
   Service fees on loans                             706              484             222             45.87
   Service fees on deposits                          769              512             257             50.20
   Gain on sale of investment securities              35              198            (163)           (82.32)
   Gain (loss on derivatives                           9           (3,512)          3,521            100.26
   Loss on sale of real estate owned                 (24)               -             (24)              n/a
   Other operating income                             21               64             (43)           (67.19)
-------------------------------------------------------------------------------------------------------------
      Total noninterest income                  $ 18,889          $ 6,178        $ 12,711            205.75%
=============================================================================================================


         NONINTEREST EXPENSE. Noninterest expense for fiscal 2003 amounted to $23.7 million, an increase of $7.9 million or 49.70% from the $15.8 million incurred in fiscal 2002. The increase was primarily attributable to a $6.9 million increase in the mortgage banking subsidiary's noninterest expense. That increase was primarily in compensation of $5.7 million, advertising of $260,000 and other operating expenses of $516,000. The increase in the bank's noninterest expense of $1.0 million was primarily in compensation, professional services, depreciation expense on furniture fixtures and equipment, data processing, occupancy and other operating expense, attributable to the continued expansion and growth of the bank. The increase in compensation at the mortgage subsidiary resulted from an increase in commissions to loan officers, due to increased loan production and the related employee benefit costs associated with the increase in their compensation.

         The following table presents a comparison of the components of noninterest expense.

                                                 Years Ended September 30,                Difference
                                               ------------------------------    ------------------------------
                                                   2003            2002             Amount            %
---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest expense:
   Compensation and employee benefits              $13,706         $ 7,898          $5,808           73.54%
   Occupancy                                         1,963           1,788             175            9.79
   Professional services                             1,329             782             547           69.95
   Advertising                                       1,072             779             293           37.61
   Deposit insurance premium                            46              43               3            6.98
   Furniture, fixtures and equipment                 1,069             875             194           22.17
   Data processing                                   1,317           1,134             183           16.14
   Real estate owned expense                             5               -               5             n/a
   Other operating expense                           3,204           2,540             664           26.14
---------------------------------------------------------------------------------------------------------------
Total noninterest expense                          $23,711         $15,839          $7,872           49.70%
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

         The bank's most liquid assets are cash and cash equivalents, interest bearing deposits and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At September 30, 2004, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $153.3 million, or 35.30% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial business and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the year ended September 30, 2004, the bank's loan originations and purchases totaled $145.8 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $88.8 million for the year ended September 30, 2004.

         The bank has other sources of liquidity if a need for additional funds arises. At September 30, 2004, the bank had $51.2 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $111.3 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At September 30, 2004, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $162.1 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 2004, totaled $105.1 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

         CAPITAL RESOURCES. At September 30, 2004, the bank exceeded all minimum regulatory capital requirements with a tangible capital level of $25.3 million, or 5.85% of total adjusted assets, which exceeds the required level of $6.5 million, or 1.50%; core capital of $25.3 million, or 5.85% of total adjusted assets, which exceeds the required level of $17.3 million, or 4.00%; and risk-based capital of $26.8 million, or 10.85% of risk-weighted assets, which exceeds the required level of $19.8 million, or 8.00%.

         On March 20, 2002, Greater Atlantic Capital Trust I (the, "Trust"), a Delaware statutory business trust and a wholly owned Trust subsidiary of the company, issued $9.6 million aggregate liquidation amount (963,038 shares) of 6.50% cumulative preferred securities maturing on December 31, 2031, retaining an option to call the securities on or after December 31, 2003. Conversion of the preferred securities into the company's common stock may occur at any time on or after 60 days after the closing of the offering. The company may redeem the preferred securities, in whole or in part, at any time on or after December 31, 2003. Distributions on the preferred securities are payable quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2002. The Trust also issued 29,762 common securities to the company for $297,620. The proceeds from the sale of the preferred securities and the proceeds from the sale of the trust's common securities were utilized to purchase from the company junior subordinated debt securities of $9,928,000 bearing interest of 6.50% and maturing December 31, 2031. All intercompany interest and equity were eliminated in consolidation.

         The Trust was formed for the sole purpose of investing the proceeds from the sale of the convertible preferred securities in the corresponding convertible debentures. The company has fully and unconditionally guaranteed the preferred securities along with all obligations of the trust related thereto. The sale of the preferred securities yielded $9.2 million after deducting offering expenses. The company retained approximately $1.5 million of the proceeds for general corporate purposes, investing the retained funds in short-term investments. The remaining $8.0 million of the proceeds was invested in the bank to increase its capital position.

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

         The company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on mortgage prepayment and closing behavior, as well as depositors' choices ("interest rate risk"). Changes in these interest rates will result in changes in the company's earnings and the market value of its assets and liabilities. We expect to continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. That spread is affected by the difference between the maturities and re-pricing characteristics of interest-earnings assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with fewer loan originations. Management expects that a substantial portion of our assets will continue to be indexed to changes in market interest rates and we intend to attract a greater proportion of short-term liabilities, which will help address our interest rate risk. The lag in implementation of re-pricing terms on our adjustable-rate assets may result in a decline in net interest income in a rising interest rate environment. There can be no assurance that our interest rate risk will be minimized or eliminated. Further, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates, (primarily increases in market interest rates), could materially adversely affect our interest rate spread, asset quality, loan origination volume and overall financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

         Please refer to the index on page 50 for the Consolidated Financial Statements of Greater Atlantic Financial Corp. and subsidiary, together with the report thereon by BDO Seidman, LLP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Registrant's accountants on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company
             ------------------------------------------------
maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within the period, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

         (b) Changes in internal controls. The company made no significant
             ----------------------------
changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

ITEM 9B.  OTHER INFORMATION

         During the quarter ended September 30, 2004, the Company filed a Current Report on Form 8-K for all information required to be disclosed in a report on Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT OF THE COMPANY

DIRECTORS

         The following table sets forth information regarding the board of directors of the company. Each of the directors of the company is also a director of the bank.

                                                                                                      Director      Term
             Name                    Age               Position(s) Held With the Company               Since       Expires
 ------------------------------    --------    --------------------------------------------------    ----------    --------
 Carroll E. Amos                     57        Director, President and Chief Executive Officer         1997          2005

 Sidney M. Bresler                   50        Director                                                2003          2007

 Charles W. Calomiris                47        Director, Chairman of the Board of Directors            2001          2005

 Paul J. Cinquegrana                 63        Director                                                1997          2006

 Jeffrey M. Gitelman                 60        Director                                                1997          2007

 Jeffrey W. Ochsman                  52        Director                                                1999          2006

 James B. Vito                       79        Director                                                1998          2005

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth information regarding the executive officers of the company and the bank who are not also directors.

             Name                  Age                               Position(s) Held With the Company
 -----------------------------    -------    -------------------------------------------------------------------------------

 Edward C. Allen                    56       Senior Vice President and Chief Operating Officer, of the Bank

 Jeremiah D. Behan                  55       Senior Vice President, Construction Lending, of the Bank

 Justin R. Golden                   54       Senior Vice President, Consumer Lending, of the Bank

 Gary L. Hobert                     55       Senior Vice President, Commercial Business Lending, of the Bank

 Patsy J. Mays                      58       Senior Vice President, Small Business Lending and Retail Banking, of the Bank

 Robert W. Neff                     57       Senior Vice President, Commercial Real Estate Lending, of the Bank

 Laurel L. Mitchell                 46       Corporate Secretary, of the Company and the Bank

 David E. Ritter                    54       Senior Vice President and Chief Financial Officer, of the Company and the Bank

         Each of the executive officers of the company and the bank holds his or her office until his or her successor is elected and qualified or until removed or replaced. Officers are subject to re-election by the board of directors annually.
                                       41

BIOGRAPHICAL INFORMATION

DIRECTORS

         Charles W. Calomiris, Chairman of the Board of Directors of the company and the bank. Mr. Calomiris is currently the Henry Kaufman Professor of Finance and Economics at the Columbia University Graduate School of Business and a professor at the School of International and Public Affairs at Columbia. During the last five years he has served as a consultant to the Federal Reserve Board as well as to Federal Reserve Banks and the World Bank, to the governments of states and foreign countries and to major U. S. corporations.

         Carroll E. Amos is President and Chief Executive Officer of the company and of the bank. He is a private investor who until 1996 served as President and Chief Executive Officer of 1st Washington Bancorp and Washington Federal Saving Bank.

         Sidney M. Bresler is Chief Executive Officer and Chief Operating Officer of Bresler & Reiner, Inc. engaged in residential land development and construction and rental property ownership and management.

         Paul J. Cinquegrana is a Principal of Washington Securities Corporation, a stock and bond brokerage firm.

         Jeffrey M. Gitelman, D.D.S., is an Oral Surgeon and the owner of Jeffrey M. Gitelman D.D.S., P.C.

         Jeffrey W. Ochsman, is a partner in the law firm of Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC, Washington, D.C.

         James B. Vito is a managing general partner of James Properties, engaged in the sale and management of property.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the company believes that all filing requirements applicable to its executive officers and directors were met during fiscal 2004.

CODE OF ETHICS AND BUSINESS CONDUCT

         The Company has adopted a Code of Ethics and Business Conduct applicable to all employees, officers and directors of the Company and its subsidiaries. A copy of the Code of Ethics and Business Conduct will be furnished without charge to stockholders of record upon written request to Greater Atlantic Financial Corp., Ms. Laurel L. Mitchell, Corporate Secretary, 10700 Parkridge Boulevard, Suite P50, Reston, Virginia 20191.

AUDIT COMMITTEE FINANCIAL EXPERT

         No current member of the Audit Committee qualifies as an "audit committee financial expert" as defined in the rules of the Securities and Exchange Commission. The Company is currently seeking an additional director who will qualify as an "audit committee financial expert," but has not found a qualified candidate who is willing to serve in that capacity.

ITEM 11.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth the cash compensation paid by the company for services rendered in all capacities during the fiscal years ended September 30, 2004, 2003 and 2002, to the Chief Executive Officer, the only executive officer of the company who received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                                       Securities
        Name and Principal                                                             Underlying
        Position                       Fiscal Year       Salary           Bonus          Options
        ---------------------------    ------------    ------------    ------------   ------------
        Carroll E. Amos,                  2004           $182,000          $ -           75,000
        President and Chief               2003           $177,850          $ -           65,000
        Executive Officer                 2002           $162,950          $ -           65,000

         For 2004, 2003 and 2002, there were no (a) perquisites over the lesser of $50,000 or 10% of the Chief Executive Officer's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.

         EMPLOYMENT AGREEMENT. The Company has entered into an employment agreement with Mr. Carroll E. Amos. The Employment Agreement is intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of its executive officers, particularly the Chief Executive Officer.

         The Employment Agreement provides for a three-year term for Mr. Amos and provides that commencing on the first anniversary date and continuing each anniversary date thereafter the board of directors may extend the Employment Agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the board of directors after conducting a performance evaluation of Mr. Amos. The Employment Agreement provides that Mr. Amos's base salary will be reviewed annually. The base salary provided for in the Employment Agreement for Mr. Amos was increased to $165,400 at the fourth anniversary date and to $182,000 on January 1, 2003. In addition to the base salary, the Employment Agreement provides for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated executive personnel.

         The Employment Agreement provides for termination by the Bank for cause (as defined in the Employment Agreement) at any time. In the event the Bank chooses to terminate Mr. Amos's employment for reasons other than for cause or, in the event of Mr. Amos's resignation from the Bank upon: (i) failure to re-elect Mr. Amos to his current office; (ii) a material change in Mr. Amos's functions, duties or responsibilities; (iii) a relocation of Mr. Amos's principal place of employment by more than 30 miles; (iv) liquidation or dissolution of the Bank or the Company; or (v) a breach of the Employment Agreement by the Bank, Mr. Amos or, in the event of death, Mr. Amos's beneficiary would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to Mr. Amos during the remaining term of the Employment Agreement. The Bank would also continue and pay for Mr. Amos's life, health and disability coverage for the remaining term of the Employment Agreement. Upon any termination of Mr. Amos's employment, Mr. Amos is subject to a covenant not to compete with the Bank for one year.

         Under the Employment Agreement, if involuntary termination or voluntary termination follows a change in control of the Bank or the Company, Mr. Amos or, in the event of his death, his beneficiary, would receive a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of stock-based incentives previously awarded to Mr. Amos; or (ii) three times the average of the three preceding taxable years' annual compensation. The Bank would also continue Mr. Amos's life, health, and disability coverage for thirty-six months. In the event of a change in control of the Bank, the total amount of payment due under the Employment Agreement, based solely on the base salary paid to Mr. Amos, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $546,000.

         All reasonable costs and legal fees paid or incurred by Mr. Amos pursuant to any dispute or question of interpretation relating to the Employment Agreement is to be paid by the Bank, if he is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreement also provides that the Bank will indemnify Mr. Amos to the fullest extent allowable under federal law.

DIRECTORS' COMPENSATION

         FEES. Since the formation of the Company, the executive officers, directors and other personnel have been compensated for services by the Bank and have not received additional remuneration from the Company. Beginning on October 1, 1998, the Chairman was made a salaried officer of the Bank and the Company and in those capacities received compensation at the rate of $3,000 per month. Since January 1, 2003, each outside directors of the Bank has received $750 for each Board meeting and $350 for each committee meeting attended.

STOCK OPTION AND WARRANT PLANS

         Under the Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan (the "Option Plan"), which was ratified by shareholders in 1997 and amended in 2000 and 2002, options are granted to employees at the discretion of a committee comprised of disinterested directors who administer the plan.

         There were no options granted to the Chief Executive Officer in fiscal year 2004.

         The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding stock options held by the Chief Executive Officer as of September 30, 2004. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the price of the Common Stock as of the end of the fiscal year on September 30, 2004.

                                                                         Fiscal Year-End Options/SAR Values
                                                            --------------------------------------------------------------
                                                               Number of Securities
                                                              Underlying Unexercised
                                                              Options at Fiscal Year           Value of Unexercised
                                  Shares          Value              End (#)             In-the-Money Options at Fiscal
                                Acquired on     Realized           Exercisable/                   Year End ($)
                Name           Exercise (#)        ($)            Unexercisable             Exercisable/Unexercisable
         -------------------- ---------------- ------------ --------------------------- ----------------------------------
          Carroll E. Amos            0              0                 75,000                         $20,482

         (1)  Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money options on September 30, 2004 less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Persons and groups owning in excess of five percent of the Company's Common Stock are required to file certain reports regarding such ownership with the Company and with the Securities and Exchange Commission ("SEC"), in accordance with the Securities Exchange Act of 1934 (the "Exchange Act").

         The following table sets forth information regarding persons known to be beneficial owners of more than five percent of the Company's outstanding Common Stock as of December 17, 2004.


                                                                 Amount and Nature of
                                   Name and Address                   Beneficial               Percent
     Title of Class               of Beneficial Owner                  Ownership               of Class
------------------------- ------------------------------------ -------------------------- -------------------
      Common Stock        Charles W. Calomiris
                          251 Fox Meadow Road
                          Scarsdale, New York 10583              176,807 shares(1)(2)          5.87%

      Common Stock        Robert I. Schattner, DDS
                          121 Congressional Lane
                          Rockville, MD 20852                    427,396 shares(1)(3)         14.19%

      Common Stock        The Ochsman Children Trust
                          1650 Tysons Boulevard
                          McLean, VA 22102                       238,597 shares(1)(4)          7.92%

      Common Stock        George W. Calomiris
                          4848 Upton Street, N.W.                  199,715 shares(5)           6.43%
                          Washington, DC  20016

      Common Stock        Jenifer Calomiris
                          4919 Upton Street, N.W.                  190,438 shares(6)           6.14%
                          Washington, D.C. 20016

      Common Stock        Katherine Calomiris Tompros
                          5100 Van Ness Street, N.W.
                          Washington, D.C. 20016                   190,638 shares(7)           6.15%

-----------------
(1) Does not include presently exercisable warrants to purchase 9,166, 20,000 and 13,334 shares held, respectively, by Charles W. Calomiris, Dr. Schattner, and The Ochsman Children Trust under the Greater Atlantic Financial Corp. 1997 Stock Option Plan, or shares of preferred securities presently convertible into 114,841, 330,099 and 69,545 shares of common stock held, respectively, by Charles W. Calomiris Dr. Schattner and the Ochsman Children Trust.
(2)    The information furnished is derived from a Schedule 13D filed by Charles
       W. Calomiris on July 25, 2003, and a Form 4 filed on July 24, 2003.
(3) The information furnished is derived from a Schedule 13D and a Form 4 filed by Robert I Schattner filed on December 10, 2002.
(4) The information furnished is derived from a Schedule 13D filed by The Ochsman Children Trust on April 9, 2002.
(5) Includes presently exercisable warrants to purchase 9,167 shares and shares of preferred securities presently convertible into 85,754 shares of common stock held by George W. Calomiris. The information furnished is derived from a Schedule 13D filed by George Calomiris on December 7, 2004.
(6) Includes presently exercisable warrants to purchase 9,167 shares and shares of preferred securities presently convertible into 79,747 shares of common stock held by Jenifer Calomiris. The information furnished is derived from a Schedule 13D filed by Jenifer Calomiris on March 21, 2003.
(7) Includes presently exercisable warrants to purchase 9,167 shares and shares of preferred securities presently convertible into 79,747 shares of common stock held by Katherine Calomiris Tompros. The information furnished is derived from a Schedule 13D filed by Katherine Calomiris Tompros on March 21, 2003.

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of December 17, 2004, the names of the directors, and executive officers of the Company as well as their ages; a brief description of their recent business experience, including present occupations and employment; certain directorships held by each; the year in which each became a director of the Company and the year in which his term as director of the Company expires. This table also sets forth the amount of Common Stock and the percent thereof beneficially owned as of the December 17, 2004 by each director and all directors and executive officers as a group as of the December 17, 2004.

                                                                           Expiration     Shares of
 Name and Principal                                                           of         Common Stock    Ownership as a
 Occupation at Present                                        Director      Term as      Beneficially     Percent of
 and for Past Five Years                              Age     Since(1)      Director       Owned(1)         Class
------------------------------------------------   --------  -----------   -----------   -------------  ----------------
   Charles W. Calomiris, Chairman of the              47        2001          2005       176,807(2)(3)          5.87%
   Board of the Company, is the Henry Kaufman
   Professor of Finance and Economics at the
   Columbia University Graduate School of
   Business.

   Carroll E. Amos, President and Chief               57        1997          2005        44,060(4)             1.46%
   Executive Officer of the Company, is a
   private investor who until 1996 served
   as President and Chief Executive Officer
   of 1st Washington Bancorp and
   Washington Federal Savings Bank.

   James B. Vito is Managing General                  79        1998          2005        76,942(2)             2.32%
   Partner, James Properties, engaged in the
   sale and management of property.

   Paul J. Cinquegrana is a Principal of              63        1997          2006        52,134(2)             1.73%
   Washington Securities Corporation, stock
   and bond brokerage firm.

   Jeffrey W. Ochsman is an attorney and              52        1999          2006           500                *
   partner of the law firm of Friedlander,
   Misler, Sloan, Kletzkin & Ochsman, PLLC.

   Jeffrey M. Gitelman, D.D.S., is an Oral            60        1997          2007        84,913(2)             2.82%
   Surgeon and the owner of Jeffrey M.
   Gitelman - D.D.S., P.C.

   Sidney M. Bresler is a Director, Chief             50        2003          2007           500                 *
   Executive Officer and Chief Operating
   Officer of Bresler & Reiner, Inc. engaged
   in residential land development and
   construction and rental property ownership
   and management.


                                                                        Shares of
 Name and Principal                                                    Common Stock
 Occupation at Present                                                 Beneficially      Ownership as A
 and for Past Five Years                                       Age       Owned(1)       Percent of Class
---------------------------------------------------------   --------  --------------  -------------------
 EXECUTIVE OFFICERS
 WHO ARE NOT DIRECTORS
    David E. Ritter joined the Bank and the Company as          54        300(4)               *
    a Senior Vice President and Chief Financial Officer
    in 1998.

    Laurel L. Mitchell joined the Bank and Company as           46
    Corporate Secretary in October, 1999, after two
    years as an Executive Assistant with Collier,
    Shannon, Rill & Scott, PLLC, a Washington, D.C.
    law firm.

 All directors and executive officers as a group (eight                   436,156              14.48%
 persons)(3)


(1) Each person effectively exercises sole voting or dispositive power as to shares reported.
(2) Does not include presently exercisable warrants to purchase 9,166, 3,334, 3,334, and 2,000 shares, respectively, held by Messrs. Calomiris, Gitelman, Cinquegrana, and Vito under the Greater Atlantic Financial Corp. 1997 Stock Option Plan, or shares of preferred securities presently convertible into 114,841, 33,874, 23,500, 17,387, and 6,431 shares of common stock held, respectively, by Messrs. Calomiris, Vito, Cinquegrana, Gitelman and Amos.
(3) Includes 128,727 shares held directly, 10,000 shares held by his spouse and 38,080 shares held as custodian for minor children.
(4) Does not include presently exercisable options to purchase 75,000 shares granted to Mr. Amos or 18,000 granted to Mr. Ritter under the Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan.
*    Does not exceed 1.0% of the Company's Common Stock.

           The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2004.

                                                                                                      Number of securities
                                                                                                     remaining available for
                                    Number of securities to be                                    future issuance under equity
                                     issued upon exercise of        Weighted-average exercise          compensation plans
                                  outstanding options, warrants   price of outstanding options,       (excluding securities
         Plan category                      and rights                 warrants and rights          reflected in column (a))
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders:

1997 Stock Option and Warrant
Plan                                         444,685                          $6.99                          124,000

Equity compensation plans not
approved by security holders                   N/A                             N/A                             N/A
-------------------------------------------------------------------------------------------------------------------------------
Total                                        444,685                          $6.99                          124,000
===============================================================================================================================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The Bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The Bank's policy provides that all loans made by the Bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of September 30, 2004, one of the Bank's directors had loans with the bank which had outstanding balances totaling $389,000. Such loans were made by the bank in the ordinary course of business, with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         BDO Seidman, LLP billed the Company aggregate fees of $181,907 and $158,976 for professional services rendered for the audit of the Company's annual consolidated financial statements and for the reviews of the condensed consolidated financial statements included in the Company's Forms 10-Q for the fiscal year ended September 30, 2004 and 2003, respectively. The audit committee has not adopted pre-approved policies and procedures. Before the company or any subsidiary engages an accountant, the company's audit committee approves the engagement.

AUDIT-RELATED FEES

         BDO Seidman, LLP did not provide any such services to the Company for the fiscal year ended September 30, 2004 or 2003.

TAX FEES

         BDO Seidman billed the Company $17,824 and $19,745 for tax services for the fiscal year ended September 30, 2004 and 2003, respectively. Tax fees represented 8.92% of the fees paid to BDO Seidman, LLP in fiscal year 2004 and 11.05% in fiscal year 2003.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1.   FINANCIAL STATEMENTS
          See Index to Consolidated Financial Statements on page 50

     2.   FINANCIAL STATEMENT SCHEDULES
          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)  EXHIBITS

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

                                          GREATER ATLANTIC FINANCIAL CORP.

                                          By: /s/ Carroll E. Amos
                                          --------------------------------------
                                          Carroll E. Amos
                                          Chief Executive Officer and President
                                           and Director

                                          Dated: December 27, 2004

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons of the registrant and in the capacities and on the dates indicated.

  Name                                      Title                                     Date
  ----                                      -----                                     ----

  /s/ Charles W. Calomiris
  ------------------------
  Charles W. Calomiris                      Chairman of the Board                     December 27, 2004

  /s/ Carroll E. Amos                       Chief Executive Officer,
  -------------------                       and President and Director                December 27, 2004
  Carroll E. Amos


  ---------------------
  Sidney M. Bresler                         Director

  /s/ Paul J. Cinquegrana
  -----------------------
  Paul J. Cinquegrana                       Director                                  December 27, 2004

  /s/ Jeffrey M. Gitelman
  -----------------------
  Jeffrey M. Gitelman                       Director                                  December 27, 2004

  /s/ Jeffrey W. Ochsman
  ----------------------
  Jeffrey W. Ochsman                        Director                                  December 27, 2004

  /s/ James B. Vito
  -----------------
  James B. Vito                             Director                                  December 27, 2004

  /s/ David E. Ritter                       Senior Vice President and
  -------------------                       Chief Financial Officer                   December 27, 2004
  David E. Ritter

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                        GREATER ATLANTIC FINANCIAL CORP.


                                      INDEX

                                                                                                                      Page
                                                                                                                      ----
Report of Independent Registered Public Accounting Firm                                                                51

Consolidated Statements of Financial Condition as of September 30, 2004 and 2003                                       52

Consolidated Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002                            53

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
September 30, 2004, 2003 and 2002                                                                                      54

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2004, 2003 and 2002                  54

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002                            55

Notes to Consolidated Financial Statements                                                                             57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Greater Atlantic Financial Corp.
Reston, Virginia



We have audited the accompanying consolidated statements of financial condition of Greater Atlantic Financial Corp. and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Atlantic Financial Corp. and Subsidiaries at September 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
Richmond, Virginia
November 19, 2004


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                                   September 30,
                                                                                          ---------------------------------
                                                                                               2004              2003
     ----------------------------------------------------------------------------------------------------------------------
     (Dollars in Thousands)
     Assets
     Cash and cash equivalents                                                                 $   2,532       $   2,029
     Interest bearing deposits                                                                     8,071           4,114
     Investment securities
        Available-for-sale                                                                       142,712         211,408
        Held-to-maturity                                                                          10,295          13,376
     Loans held for sale                                                                           5,528           6,554
     Loans receivable, net                                                                       246,387         242,253
     Accrued interest and dividends receivable                                                     1,940           2,299
     Deferred income taxes                                                                         2,034           1,520
     Federal Home Loan Bank stock, at cost                                                         4,085           4,340
     Premises and equipment, net                                                                   7,275           7,948
     Goodwill                                                                                      1,284           1,284
     Prepaid expenses and other assets                                                             2,227           2,229
     ----------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                              $ 434,370       $ 499,354
     ======================================================================================================================
     Liabilities and stockholders' equity
     Liabilities
     Deposits                                                                                  $ 288,956       $ 297,876
     Advance payments from borrowers for taxes and insurance                                         305             225
     Accrued expenses and other liabilities                                                        2,535           5,919
     Advances from the FHLB and other borrowings                                                 116,065         164,635
     Junior subordinated debt securities                                                           9,369           9,359
     ----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                           417,230         478,014
     ----------------------------------------------------------------------------------------------------------------------

     Commitments and contingencies
     ----------------------------------------------------------------------------------------------------------------------
     Stockholders' Equity
        Preferred stock $.01 par value - 2,500,000 shares authorized, none outstanding                 -               -
        Common stock, $.01 par value - 10,000,000
            shares authorized; 3,012,434 shares outstanding                                           30              30
        Additional paid-in capital                                                                25,152          25,152
        Accumulated deficit                                                                       (6,963)         (3,771)
        Accumulated other comprehensive loss                                                      (1,079)            (71)
     ----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                   17,140          21,340
     ----------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                                $ 434,370       $ 499,354
     ======================================================================================================================
     See accompanying notes to consolidated financial statements.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended September 30,
                                                                         -------------------------------------------------
                                                                               2004            2003            2002
--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)
Interest income
  Loans                                                                       $ 13,506       $ 14,369         $ 14,039
  Investments                                                                    5,456          6,618            7,743
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                                           18,962         20,987           21,782
--------------------------------------------------------------------------------------------------------------------------

Interest expense
  Deposits                                                                       5,751          6,673            8,308
  Borrowed money                                                                 6,604          6,376            5,427
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                          12,355         13,049           13,735
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                              6,607          7,938            8,047
Provision for loan losses                                                          209            855              968
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                              6,398          7,083            7,079
--------------------------------------------------------------------------------------------------------------------------

Noninterest income
  Fees and service charges                                                         992          1,475              996
  Gain on sale of loans                                                          9,191         17,373            8,432
  Gain (loss)on sale of investment securities                                      (58)            35              198
  Gain (loss) on derivatives                                                      (227)             9           (3,512)
  Loss on sale of real estate owned                                                  -            (24)               -
  Other operating income                                                            31             21               64
--------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                         9,929         18,889            6,178
--------------------------------------------------------------------------------------------------------------------------

Noninterest expense
  Compensation and employee benefits                                             8,401          13,706           7,898
  Occupancy                                                                      2,161           1,963           1,788
  Professional services                                                            917           1,329             782
  Advertising                                                                    2,563           1,072             779
  Deposit insurance premium                                                         44              46              43
  Furniture, fixtures and equipment                                              1,139           1,069             875
  Data processing                                                                1,465           1,317           1,134
  Other real estate owned expenses                                                   -               5               -
  Other operating expenses                                                       2,740           3,204           2,540
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                       19,430          23,711          15,839
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) before income tax provision                                   (3,103)          2,261          (2,582)
Income tax provision                                                                89               -               -
==========================================================================================================================
Net income (loss)                                                             $ (3,192)      $   2,261        $ (2,582)
==========================================================================================================================
Basic earnings (loss) per share                                               $  (1.06)      $    0.75        $  (0.86)
==========================================================================================================================
Diluted earnings (loss) per share                                             $  (1.06)      $    0.60        $  (0.86)
==========================================================================================================================
See accompanying notes to consolidated financial statements.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                   Year Ended September 30,
                                                         ---------------------------------------------
                                                             2004           2003            2002
 -----------------------------------------------------------------------------------------------------
 (In Thousands)
 Net (loss) income                                         $ (3,192)        $ 2,261       $ (2,582)
 -----------------------------------------------------------------------------------------------------
 Other comprehensive (loss) income, net of tax:
    Unrealized (loss) income on securities                   (1,008)             16            445
 -----------------------------------------------------------------------------------------------------
 Other comprehensive (loss) income                           (1,008)             16            445
 -----------------------------------------------------------------------------------------------------
 Comprehensive (loss) income                               $ (4,200)        $ 2,277       $ (2,137)
 =====================================================================================================
See accompanying notes to consolidated financial statements

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                            Additional   Accumulated       Other           Total
                                     Preferred    Common     Paid-in      Earnings     Comprehensive    Stockholders'
                                       Stock      Stock      Capital      (Deficit)    Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Balance at September 30, 2001           $  -        $ 30    $ 25,132        $ (3,450)       $  (532)         $ 21,180

Options exercised                          -           -          20               -              -                20

Other comprehensive income                 -           -           -               -            445               445

Net loss for the period                    -           -           -          (2,582)             -            (2,582)
------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2002              -          30      25,152          (6,032)           (87)           19,063

Other comprehensive income                 -           -           -               -             16                16

Net income for the period                  -           -           -           2,261              -             2,261
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003              -          30      25,152          (3,771)           (71)           21,340

Other comprehensive loss                   -           -           -               -         (1,008)           (1,008)

Net loss for the period                    -           -           -          (3,192)             -            (3,192)
------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2004           $  -         $30    $ 25,152        $ (6,963)       $(1,079)         $ 17,140
========================================================================================================================
See accompanying notes to consolidated financial statements

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended September 30,
                                                                               ------------------------------------------------
                                                                                      2004              2003            2002
  -----------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Cash flow from operating activities
  Net income (loss)                                                                 $  (3,192)       $   2,261      $  (2,582)
  Adjustments to reconcile net income (loss) to net cash
     Provided (used) by operating activities
    Provision for loan losses                                                             209              855            968
    Amortization of deposit acquisition adjustment                                          -               23             92
    Amortization of loan acquisition adjustment                                           (27)             (18)           (27)
    Depreciation and amortization                                                         986              864            714
    Proceeds from sale of trading securities                                                -                -          1,129
    Proceeds from repayments of trading securities                                          -                -            183
    Amortization of trading security premiums                                               -                -              8
    Realized loss (gain) on trading securities                                            135               38             (9)
    Realized gain on sale of investments                                                  (77)             (73)          (125)
    Realized gain on sale of mortgaged-backed securities                                    -                -            (64)
    Loss (gain) on derivatives                                                            227               (9)         3,512
    Amortization of investment security premiums                                        1,573            1,837          2,736
    Amortization of mortgage-backed security premiums                                   1,453              740            515
    Amortization of deferred fees                                                        (563)            (396)          (312)
    Discount accretion net of premium amortization                                        628              710            328
    Loss on disposal of fixed assets                                                        -               11              -
    Loss on sale of foreclosed real estate                                                  -               24              -
    Gain on sale of loans held for sale                                                (9,191)         (17,373)        (8,432)
  (Increase) decrease in assets
    Disbursements for origination of loans                                           (402,988)        (722,121)      (424,730)
    Proceeds from sales of loans                                                      413,204          747,398        433,292
    Accrued interest and dividend receivable                                              359              560            (82)
    Prepaid expenses and other assets                                                    (261)             425         (1,736)
    Deferred loan fees collected, net of deferred costs incurred                          436              231          1,439
  Increase (decrease) in liabilities
    Accrued expenses and other liabilities                                             (3,382)           1,055            686
  -----------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                  $    (471)       $  17,042      $   7,503
  =============================================================================================================================

(Continued)

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                               Year Ended September 30,
                                                                                         --------------------------------------
                                                                                             2004        2003         2002
  -----------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Cash flow from investing activities
    Net decrease (increase) in loans                                                    $   (4,817)   $  4,414    $ (85,875)
    Purchases of premises and equipment                                                       (312)     (1,034)      (2,153)
    Proceeds from sales of foreclosed real estate                                                -         104            -
    Purchases of investment securities                                                     (25,748)    (31,113)     (66,447)
    Proceeds from sale of investment securities                                             67,843       1,035       16,423
    Proceeds from repayments of investment securities                                       33,235      47,808       21,873
    Purchases of mortgage-backed securities                                                (63,056)    (61,851)     (38,341)
    Proceeds from sale of mortgage-backed securities                                             -           -        5,601
    Proceeds from repayments of mortgage-backed securities                                  54,932      26,171       18,020
    Purchases of FHLB stock                                                                (15,875)    (14,488)      (3,475)
    Proceeds from sale of FHLB stock                                                        16,130      15,638        1,895
  -----------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) in investing activities                                          62,332     (13,316)    (132,479)
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flow from financing activities
    Net (decrease) increase in deposits                                                     (8,920)     15,976       51,804
    Net (repayments) advances from FHLB                                                    (35,600)     (9,700)      22,000
    Net borrowings (repayments) on reverse repurchase agreements and other borrowings      (12,971)    (13,175)      47,688
    Increase (decrease) in advance payments by borrowers for taxes and insurance                81         (55)          58
    Issuance of convertible preferred securities                                                 -           -        9,346
    Amortization of convertible preferred stock costs                                            9          13            -
    Exercise of stock options                                                                    -           -           20
  -----------------------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by financing activities                                         (57,401)     (6,941)     130,916
  -----------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                           4,460      (3,215)       5,940
  -----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, at beginning of period                                          6,143       9,358        3,418
  -----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, at end of period                                           $   10,603    $  6,143    $   9,358
  =============================================================================================================================

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

         GAMC was incorporated as a separate entity on June 11, 1998 and began independent operations on September 1, 1998. GAMC is involved primarily in the origination and sale of single-family mortgage loans and, to a lesser extent, multi-family residential and second mortgage loans. GAMC also originates loans for the Bank's portfolio. In January 2002, GAFC established Greater Atlantic Capital Trust I to issue certain convertible preferred securities (see Note 20).

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of GAFC and its wholly owned subsidiaries, GAB, GAMC and Greater Atlantic Capital Trust I. All significant intercompany accounts and transactions have been eliminated in consolidation.

RISK AND UNCERTAINTIES

         In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 2004 and September 30, 2003, the allowance for loan losses and valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial additional loan loss reserves. See discussion of regulatory matters in Note 12.

CONCENTRATION OF CREDIT RISK

         The Company's primary business activity is with customers located in Maryland, Virginia and the District of Columbia. The Company primarily originates residential loans to customers throughout these areas, most of who are residents local to the Company's business locations. The Company has a diversified loan portfolio consisting of residential, commercial and consumer loans. Commercial and consumer loans generally provide for higher interest rates and shorter terms, however such loans have a higher degree of credit risk. Management monitors all loans, including, when possible, making inspections of the properties, maintaining current operating statements, and performing net realizable value calculations, with allowances for losses established as necessary to properly reflect the value of the properties. Management believes the current loss allowances are sufficient to cover the credit risk estimated to exist at September 30, 2004.

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

         The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio at September 30, 2004.

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

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to mitigate market risk from changes in interest rates. Our derivative financial instruments are contracted in the over-the-counter market and include interest rate swaps. Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period either in current results of operations or other comprehensive income (loss). For a derivative designated as part of a hedge transaction, where it is recorded is dependent on whether it is a fair value hedge or a cash flow hedge. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations.

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

         When servicing is retained on a loan that is sold, the Company recognizes a gain or loss based on the present value of the difference between the average constant rate of interest it receives, adjusted for a normal servicing fee, and the yield it must pay to the purchaser of the loan over the estimated remaining life of the loan. Any resulting net premium is deferred and amortized over the estimated life of the loan using a method approximating the level yield (interest) method. There were no loans sold with servicing rights retained during the years ended September 30, 2004 and September 30, 2003. The Company also sells participation interests in loans that it services.

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

GUARANTEED CONVERTIBLE PREFERRED SECURITIES
         On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Mandatorily Redeemable Securities" ("SFAS 150"). SFAS 150 requires that the Company classify redeemable securities with a mandatory redemption date as liabilities in its balance sheet and classify distributions related to such securities as interest expense. Also, SFAS 150 requires that the redeemable securities be reflected at fair market value when reclassified as a liability. Accordingly, the guaranteed convertible preferred securities have been reclassified as a liability at September 30, 2003. The Company has consistently accounted for distributions related to these securities as interest expense, and since the Company sold the securities in a public offering, there was no fair market value adjustment necessary.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

         Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized (See Note 10).

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

STOCK-BASED COMPENSATION

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No.
25. As allowable under SFAS 123, the Company used the Black-Sholes method to measure the compensation cost of stock options granted in 2004 with the following assumptions: risk-free interest rate of 4.41%, a dividend payout rate of zero, and an expected option life of ten years. The volatility is 66%. Using these assumptions, the fair value of stock options granted during fiscal 2004 was $5.75.

         There were no adjustments made in calculating the fair value to account for vesting provisions, for non-transferability or risk of forfeiture. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Year Ended September 30,
                                                                -------------------------------------------
                                                                    2004           2003           2002
-----------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)
Net (loss) income as reported                                     $ (3,192)       $ 2,261     $ (2,582)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                (128)             -         (165)
-----------------------------------------------------------------------------------------------------------
Pro Forma net income (loss)                                       $ (3,320)       $ 2,261     $ (2,747)
===========================================================================================================
Basic income (loss) per common share:
As reported                                                       $  (1.06)       $  0.75     $  (0.86)
Pro Forma                                                            (1.10)          0.75        (0.91)
-----------------------------------------------------------------------------------------------------------
Diluted income (loss) per common share:
As reported                                                       $  (1.06)       $  0.60     $  (0.86)
Pro Forma                                                            (1.10)          0.60        (0.91)
-----------------------------------------------------------------------------------------------------------

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current method of presentation. These reclassifications have no effect on the results of operations previously reported.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Investments

 Available-for-Sale, September 30, 2004
-------------------------------------------------------------------------------------------------------------------
                                                                           Gross          Gross
                                                         Amortized       Unrealized     Unrealized       Market
                                                            Cost           Gains          Losses          Value
-------------------------------------------------------------------------------------------------------------------
 (In Thousands)
 Investment securities
 SBA notes                                                $  36,919           $ 84        $   282       $  36,721
 CMOs                                                         9,812             17              6           9,823
 Corporate debt securities                                    3,923             42             37           3,928
-------------------------------------------------------------------------------------------------------------------
                                                             50,654            143            325          50,472
-------------------------------------------------------------------------------------------------------------------
 Mortgage-backed securities
 FNMA notes                                                  61,195              4            897          60,302
 GNMA notes                                                  17,946              -             93          17,853
 FHLMC notes                                                 14,146             10             71          14,085
-------------------------------------------------------------------------------------------------------------------
                                                             93,287             14          1,061          92,240
-------------------------------------------------------------------------------------------------------------------
                                                          $ 143,941           $157        $ 1,386       $ 142,712
===================================================================================================================

Held-to-Maturity, September 30, 2004
--------------------------------------------------------------------------------------------------------------------
                                                                           Gross           Gross
                                                          Amortized      Unrealized     Unrealized        Market
                                                            Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                 $   8,810           $  -         $   383       $  8,427
Corporate debt securities                                     1,003             62               -          1,065
--------------------------------------------------------------------------------------------------------------------
                                                              9,813             62             383          9,492
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                      237              -               2            235
FHLMC notes                                                     245              2               -            247
--------------------------------------------------------------------------------------------------------------------
                                                                482              2               2            482
--------------------------------------------------------------------------------------------------------------------
                                                          $  10,295           $ 64         $   385       $  9,974
====================================================================================================================


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale, September 30, 2003
--------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized      Unrealized      Unrealized        Market
                                                          Cost            Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                               $ 113,431         $   998        $   567        $ 113,862
CMOs                                                        8,805              24             37            8,792
Corporate debt securities                                   2,892              26              -            2,918
--------------------------------------------------------------------------------------------------------------------
                                                          125,128           1,048            604          125,572
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                 70,684              41            370           70,355
GNMA notes                                                  4,032              10              3            4,039
FHLMC notes                                                11,477              17             52           11,442
--------------------------------------------------------------------------------------------------------------------
                                                           86,193              68            425           85,836
--------------------------------------------------------------------------------------------------------------------
                                                        $ 211,321         $ 1,116        $ 1,029        $ 211,408
====================================================================================================================

Held-to-Maturity, September 30, 2003
--------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                       Amortized       Unrealized      Unrealized        Market
                                                          Cost            Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                               $  11,465         $    12        $   356        $  11,121
Corporate notes                                             1,012              82              -            1,094
--------------------------------------------------------------------------------------------------------------------
                                                           12,477              94            356           12,215
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                    455              13              -              468
FHLMC notes                                                   444              11              -              455
--------------------------------------------------------------------------------------------------------------------
                                                              899              24              -              923
--------------------------------------------------------------------------------------------------------------------
                                                        $  13,376         $   118        $   356        $  13,138
====================================================================================================================

         The weighted average interest rate on investments was 3.70% and 4.10% for the years ended September 30, 2004 and 2003, respectively.

         TRADING ACTIVITIES

         The net gains (losses) on trading activities included in earnings are as follows:

                                               Year Ended September 30,
                                        -------------------------------------
                                            2004        2003        2002
-----------------------------------------------------------------------------
(In Thousands)
FHLB notes                                 $   -       $   -        $  -
Mortgage-backed securities                  (135)        (38)          9
-----------------------------------------------------------------------------
                                           $(135)      $ (38)       $  9
=============================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Proceeds from the sale of available for sale securities were $67.8 million, $1.0 million and $16.4 million for the years ended September 30, 2004, 2003 and 2002, respectively. Gross realized gains were $77,000, $73,000 and $125,000 for the year ended September 30, 2004, 2003 and 2002, respectively.

         As of September 30, 2004, the bank held investments in available for sale with unrealized holding losses totaling $1.0 million, consisting of the following:

                                   Less than 12 months         12 months or more               Total
                                -------------------------- -------------------------- -------------------------
                                    Fair      Unrealized       Fair      Unrealized       Fair     Unrealized
Description of Securities           Value       Losses         Value       Losses        Value       Losses
---------------------------------------------------------------------------------------------------------------
(In Thousands)
   Corporate debt securities       $  2,963     $    37         $    -        $  -     $   2,963      $    37
   CMOs                               2,783           6              -           -         2,783            6
U.S. Government securities
   SBA                               23,775         282              -           -        23,775          282
   GNMA                              17,853          93              -           -        17,853           93
U.S. Government agency securities:
   FHLMC MBS's                        5,959          71              -           -         5,959           71
   FNMA MBS's                        58,808         887            487          10        59,295          897
---------------------------------------------------------------------------------------------------------------
      Total                        $112,141     $ 1,376         $  487        $ 10     $ 112,628      $ 1,386
===============================================================================================================

         Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2004 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of September 30, 2004

         The amortized cost and estimated fair value of securities at September 30, 2004 and 2003, by contractual maturity, are as follows:

                                                                          September 30, 2004          September 30, 2003
                                                                      ---------------------------------------------------------
                                                                        Amortized       Fair        Amortized        Fair
                                                                          Cost         Value          Cost          Value
                    -----------------------------------------------------------------------------------------------------------
                    (In Thousands)
                    Available-for-sale:
                    One year or less                                     $      -      $      -       $      -      $      -
                    After one year through five years                         411           398            611           600
                    After five years through ten years                      3,000         2,963              -             -
                    After ten years                                        47,243        47,111        124,517       124,972
                    Mortgage-backed securities                             93,287        92,240         86,193        85,836
                    -----------------------------------------------------------------------------------------------------------
                                                                          143,941       142,712        211,321       211,408
                    -----------------------------------------------------------------------------------------------------------
                    Held-to-maturity:
                    After one year through five years                       1,599         1,624          1,840         1,857
                    After five years through ten years                          -             -              -             -
                    After ten years                                         8,214         7,868         10,637        10,358
                    Mortgage-backed securities                                482           482            899           923
                    -----------------------------------------------------------------------------------------------------------
                                                                           10,295         9,974         13,376        13,138
                    -----------------------------------------------------------------------------------------------------------
                    Total investment securities                          $154,236      $152,686       $224,697      $224,546
                    ===========================================================================================================

         Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  LOANS RECEIVABLE

         Loans receivable consists of the following:

                                                                                    September 30,
                                                                          -----------------------------------
                                                                                2004             2003
         ----------------------------------------------------------------------------------------------------
         (In Thousands)
         Mortgage loans:
            Single-family                                                     $  80,083         $ 102,247
            Multi-family                                                          1,074             1,445
            Construction                                                         16,696            11,996
            Commercial real estate                                               23,023            20,533
            Land loans                                                           20,668            17,258
         ----------------------------------------------------------------------------------------------------
         Total mortgage loans                                                   141,544           153,479
            Commercial loans                                                     47,654            39,043
            Consumer loans                                                       73,400            64,725
         ----------------------------------------------------------------------------------------------------
         Total loans                                                            262,598           257,247
         Less:
            Due borrowers on loans-in process                                   (10,453)           (8,394)
            Deferred loan fees                                                      625               816
            Allowance for loan losses                                            (1,600)           (1,550)
            Unearned (discounts) premium                                            745               688
         ----------------------------------------------------------------------------------------------------
                                                                              $ 251,915         $ 248,807
         ====================================================================================================
            Loans held for sale                                               $   5,528         $   6,554
            Loans receivable, net                                               246,387           242,253
         ----------------------------------------------------------------------------------------------------
                                                                              $ 251,915         $ 248,807
         ====================================================================================================

         Loans held for sale are all single-family mortgage loans. The activity in allowance for loan losses is summarized as follows:

                                                                             Year Ended September 30,
                                                                ----------------------------------------------------
                                                                      2004              2003             2002
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance, beginning                                                     $ 1,550           $ 1,699         $   810
Provision for loan losses                                                  209               855             968
Charge-offs                                                               (200)           (1,020)            (98)
Recoveries                                                                  41                16              19
--------------------------------------------------------------------------------------------------------------------
Balance, ending                                                        $ 1,600           $ 1,550         $ 1,699
====================================================================================================================

         The amount of loans serviced for others totaled $16.9 million and $11.7 million as of September 30, 2004 and September 30, 2003, respectively.

         The allowance for uncollected interest, established for mortgage loans which are delinquent for a period of 90 days or more, amounted to $108,000, $106,000 and $19,000 as of September 30, 2004, 2003 and September 30, 2002,
respectively. This is the entire amount of interest income that would have been recorded in these periods under the contractual terms of such loans. Principal balances of non-performing loans related to reserves for uncollected interest totaled $953,000, $1.4 million and $454,000 as of September 30, 2004, 2003, and
September 30, 2002, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

         Accrued interest and dividends receivable consist of the following:

                                                              September 30,
                                                       -------------------------
                                                            2004         2003
 -------------------------------------------------------------------------------
 (In Thousands)
 Investments                                              $   810      $ 1,210
 Loans receivable                                           1,090        1,046
 Accrued dividends on FHLB stock                               40           43
 -------------------------------------------------------------------------------
                                                          $ 1,940      $ 2,299
 ===============================================================================

5.  PREMISES AND EQUIPMENT
         Premises and equipment consists of the following:

                                                              September 30,
                                                       -------------------------
                                                           2004         2003
--------------------------------------------------------------------------------
(In Thousands)
Furniture, fixtures and equipment                       $  5,626      $ 4,938
Leasehold improvements                                     4,996        4,592
Land                                                         694        1,573
--------------------------------------------------------------------------------
                                                          11,316       11,103
Less: Allowances for depreciation and amortization         4,041        3,155
--------------------------------------------------------------------------------
                                                        $  7,275      $ 7,948
================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  FORECLOSED REAL ESTATE

         There was no foreclosed real estate as of September 30, 2004 or 2003.

         The cost of operations for foreclosed real consists of the following:

                                                                            Year Ended September 30,
                                                                --------------------------------------------
                                                                     2004           2003            2002
         ---------------------------------------------------------------------------------------------------
         (In Thousands)
         INCOME:
         Gain on sale                                                 $ -             $ -             $ -
         ---------------------------------------------------------------------------------------------------

         EXPENSE:
         Loss on sale                                                   -              24               -
         Provision for (recovery of) loss                               -               -               -
         Operating expenses                                             -               5               -
         ---------------------------------------------------------------------------------------------------
                                                                        -              29               -
         ---------------------------------------------------------------------------------------------------
         Loss                                                         $ -            $ 29             $ -
         ===================================================================================================

         There was no activity in the allowance for losses on foreclosed real estate in fiscal 2004, 2003 or 2002.

7. DEPOSITS

         Deposits are summarized as follows:

         September 30, 2004
         --------------------------------------------------------------------------------------------------------
                                                                                   Ranges of
                                                                                  Contractual           %
                                                               Amount            Interest Rates      of Total
         --------------------------------------------------------------------------------------------------------
         (In Thousands)
         Savings accounts                                    $  14,266            0.00 - 1.09%           4.9%
         NOW/money market accounts                              74,185            0.00 - 1.68%          25.7
         Certificates of deposit                               182,056            0.99 - 9.00%          63.0
         Non-interest bearing demand deposits                   18,449               0.00%               6.4
         --------------------------------------------------------------------------------------------------------
                                                             $ 288,956                                 100.0%
         ========================================================================================================

         September 30, 2003
         --------------------------------------------------------------------------------------------------------
                                                                                   Ranges of
                                                                                  Contractual           %
                                                               Amount            Interest Rates      of Total
         --------------------------------------------------------------------------------------------------------
         (In Thousands)
         Savings accounts                                    $  11,893            0.00 - 1.09%           4.0%
         NOW/money market accounts                              73,779            0.00 - 1.34%          24.8
         Certificates of deposit                               197,961            0.99 - 9.00%          66.4
         Non-interest bearing demand deposits                   14,243               0.00%               4.8
         --------------------------------------------------------------------------------------------------------
                                                             $ 297,876                                 100.0%
         ========================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Certificates of deposit as of September 30, 2004 mature as follows:

         Year ending September 30,                                                           Amount
         ---------------------------------------------------------------------------------------------
         (In Thousands)
         Thousands
         2005                                                                             $ 105,090
         2006                                                                                43,200
         2007                                                                                19,335
         2008                                                                                 9,249
         2009 and after                                                                       5,182
         ---------------------------------------------------------------------------------------------
                                                                                          $ 182,056
         =============================================================================================

         Interest expense on deposit accounts consists of the following:

                                                                                  Year Ended September 30,
                                                                         --------------------------------------------
                                                                             2004          2003           2002
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
         NOW/money market accounts                                           $   852       $ 1,050         $ 1,621
         Savings accounts                                                        113           122             118
         Certificates of deposit                                               4,786         5,501           6,569
         ------------------------------------------------------------------------------------------------------------
                                                                             $ 5,751       $ 6,673         $ 8,308
         ============================================================================================================

         Deposits, including certificates of deposit, with balances in excess of $100,000 totaled $94.9 million and $101.1 million at September 30, 2004, and September 30, 2003, respectively.

8.  DEFERRED COMPENSATION PLAN
         On October 30, 1997, the Company adopted a deferred compensation plan. Under the deferred compensation plan, an employee may elect to participate by directing that all or part of his or her compensation be credited to a deferral account. The election must be made prior to the beginning of the calendar year. The deferral account bears interest at 6% per year. The amounts credited to the deferral account are payable in preferred stock or cash at the election of the Board of Directors on the date the Company announces a change in control or the date three years from the date the participant elects to participate in the deferred compensation plan. The liability associated with the plan was zero at September 30, 2004 and 2003, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

         The Bank has $162.5 million credit availability as of September 30, 2004 from the Federal Home Loan Bank of Atlanta (FHLB), which it uses to fund loans originated by Greater Atlantic Mortgage Corporation. Any advances in excess of $10 million are required to be collateralized with eligible securities. The credit availability is at the discretion of the FHLB.

         The following table sets forth information regarding the Bank's borrowed funds:

                                                                                     At or For the Year Ended September 30,
                                                                             --------------------------------------------------
                                                                                  2004            2003            2002
         ----------------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands) FHLB advances:
         Average balance outstanding                                            $ 116,155       $ 102,868        $ 99,269
         Maximum amount outstanding at any month-end during the period            142,250         124,150         123,500
         Balance outstanding at end of period                                      51,200          86,800          96,500
         Weighted average interest rate during the period                            2.39%           2.58%           3.10%
         Weighted average interest rate at end of period                             3.93%           2.72%           3.12%

         Reverse repurchase agreements:
         Average balance outstanding                                               89,734          86,225          68,577
         Maximum amount outstanding at any month-end during the period             93,730          89,850          95,577
         Balance outstanding at end of period                                      64,865          77,835          91,011
         Weighted average interest rate during the period                            4.26%           4.31%           3.43%
         Weighted average interest rate at end of period                             1.98%           1.25%           1.97%

         The Bank has pledged certain investments with carrying values of $71.1 million at September 30, 2004, to collateralize advances from the FHLB.

         First mortgage loans in the amount of $55.8 million and HELOC's in the amount of $35.6 million are also available to be pledged as collateral for the advances at September 30, 2004.

10.  INCOME TAXES

         The company had no income tax provision in 2003 and 2002 as its pretax income was offset by existing net operating losses.

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income (loss) as a result of the following differences:

                                                                                Year Ended September 30,
                                                                       --------------------------------------------
                                                                           2004          2003           2002
         ----------------------------------------------------------------------------------------------------------
         (In Thousands)
         Federal tax provision (benefit)                                 $ (1,055)        $ 776          $ (876)
         State tax provision (benefit)                                       (121)           89            (103)
         (Increase) decrease in provision resulting from:
         Valuation changes                                                  1,259          (871)            973
         Permanent differences                                                  6             6               6
         ----------------------------------------------------------------------------------------------------------
         Income tax provision                                            $     89         $   -          $    -
         ==========================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                               September 30,
                                                                      --------------------------------
                                                                           2004            2003
         ---------------------------------------------------------------------------------------------
         (In Thousands)
         Deferred tax assets
            Net operating loss carryforwards                               $ 3,810         $ 2,746
            Unrealized losses on derivatives                                   249             734
            Allowance for loan losses                                          532             553
            Available for sale securities                                      589               -
            Core deposit intangible                                             65              65
            Deferred loan fees                                                 289             239
            Other                                                               87              79
         ---------------------------------------------------------------------------------------------
         Total deferred tax assets                                           5,621           4,416
         ---------------------------------------------------------------------------------------------
         Deferred tax liabilities
            FHLB stock dividends                                                 -              53
            Tax over book depreciation                                         518             436
            Other                                                              106             109
         ---------------------------------------------------------------------------------------------
         Total deferred tax liabilities                                        624             598
         ---------------------------------------------------------------------------------------------
         Net deferred tax assets                                             4,997           3,818
         Less:  Valuation allowance                                          2,963           2,298
         ---------------------------------------------------------------------------------------------
         Total                                                             $ 2,034         $ 1,520
         =============================================================================================

         Management has provided a valuation allowance for net deferred tax assets, due to the timing of the generation of future taxable income.

         At September 30, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $10.0 million, which expire in the years 2006 to 2021. As a result of the change in ownership of the Bank, approximately $1.5 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES

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

         At September 30, 2004, the Company had outstanding commitments to originate and purchase loans and undisbursed construction mortgages aggregating approximately $63.3 million. Fixed rate commitments are at market rates as of the commitment dates and generally expire within 60 days. In addition, the Company was contingently liable under unfunded lines of credit for approximately $98.3 million and standby letters of credit for approximately $511,000.

RENTAL COMMITMENTS

         The Company has entered into lease agreements for the rental of certain properties expiring on various dates through February 28, 2019. The future minimum rental commitments as of September 30, 2004, for all noncancellable lease agreements, are as follows:

                Years ending                              Rental
                September 30,                           Commitments
                -------------------------------------------------------
                (In Thousands)
                2005                                        $ 1,338
                2006                                          1,196
                2007                                          1,168
                2008                                          1,150
                2009                                            922
                Thereafter                                    2,841
                -------------------------------------------------------
                Total                                       $ 8,615
                =======================================================

         Net rent expense for the years ended September 30, 2004, 2003 and September 30, 2002 was $ 1.7 million, $1.6 million and $1.5 million, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  REGULATORY MATTERS

         Generally, annual dividends to shareholders are limited to the amount of current year net income, plus the total net income for the preceding two years, adjusted for any prior year distributions. Under certain circumstances, regulatory approval would be required before making a capital distribution. The Bank did not pay any cash dividends during the year ended September 30, 2004, 2003 or 2002.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At September 30, 2004 and September 30, 2003, the Bank was classified as a well capitalized financial institution.

         As part of FDICIA, the minimum capital requirements that the Bank is subject to are as follows: 1) tangible capital equal to at least 1.5% of adjusted total assets, 2) core capital equal to at least 4% of adjusted total assets and 3) total risk-based capital equal to at least 8% of risk-based assets.

         The following presents the Bank's capital position at September 30, 2004 and September 30, 2003:

        -------------------------------------------------------------------------------------------------------------
                                             Required     Required       Actual          Actual
               At September 30, 2004          Balance     Percent        Balance        Percent         Surplus
        -------------------------------------------------------------------------------------------------------------
        (Dollars in Thousands)
        Tangible                             $  6,498       1.50%      $ 25,335           5.85%         $ 18,837
        Core                                 $ 17,329       4.00%      $ 25,335           5.85%         $  8,006
        Risk-based                           $ 19,790       8.00%      $ 26,843          10.85%         $  7,053
        =============================================================================================================

         -------------------------------------------------------------------------------------------------------------
                                              Required     Required       Actual          Actual
               At September 30, 2003           Balance      Percent       Balance         Percent         Surplus
         -------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Tangible                            $  7,476       1.50%      $ 29,176           5.85%         $ 21,700
         Core                                $ 19,936       4.00%      $ 29,176           5.85%         $  9,240
         Risk-based                          $ 18,792       8.00%      $ 30,613          13.03%         $ 11,821
         =============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of the Bank's net worth as reported to the OTS on GAAP capital as presented in the accompanying financial statements.

                                                                                      September 30,
                                                                             ------------------------------
                                                                                   2004           2003
         --------------------------------------------------------------------------------------------------
         (In Thousands)
         GAAP capital                                                           $ 18,480       $ 22,410
         Guaranteed convertible preferred securities                               8,000          8,000
         Unrealized losses on available for sale securities                        1,079             50
         Excluded deferred tax asset                                                (940)             -
         Goodwill                                                                 (1,284)        (1,284)
         --------------------------------------------------------------------------------------------------
         Tangible capital                                                         25,335         29,176
            Adjustments                                                                -              -
         --------------------------------------------------------------------------------------------------
         Core capital                                                             25,335         29,176
            Allowance for general loss reserves                                    1,600          1,550
            Adjustments to arrive at Risk-Weighted Assets                            (92)          (113)
         --------------------------------------------------------------------------------------------------
         Risk-based capital                                                     $ 26,843       $ 30,613
         ==================================================================================================

         Failure to meet any of the three capital requirements causes savings institutions to be subject to certain regulatory restrictions and limitations including a limit on asset growth, and the requirement to obtain regulatory approval before certain transactions or activities are entered into.

13.  STOCKHOLDERS' EQUITY

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of September 30, 2004, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

        ------------------------------------------------------------------------------------------------------------
                                                                             Number     Exercise      Expiration
                                                                           of Shares      Price          Date
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding at September 30, 2001                            139,000
        Options granted                                                       10,000       $ 5.31      12-14-2010
        Options granted                                                       26,000       $ 7.00        1-1-2012
        Options granted                                                       20,000       $ 9.00        1-1-2012
        Options exercised                                                     (5,000)      $ 4.00
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2002            190,000
        Options granted                                                            -       $    -
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2003            190,000
        Options granted                                                       36,000       $ 8.50        10-20-13
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2004            226,000
        ============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the stock options outstanding and exercisable as of September 30, 2004 is as follows:

  -------------------------------------------------------------------------------------------------------------------
                     Options Outstanding                                          Options Exercisable
  -----------------------------------------------------------    ----------------------------------------------------
                                               Weighted            Weighted                              Weighted
                                               Average             Average                               Average
      Exercise             Number            Remaining Life        Exercise          Number              Exercise
       Prices           Outstanding            (years)              Price          Exercisable            Price
  ----------------- --------------------- -------------------    ------------- -------------------- -------------------
       $7.50               16,667                3.2                $7.50            16,667               $7.50
       $8.38               41,667                4.2                $8.38            41,667               $8.38
       $6.00               17,500                5.2                $6.00            17,500               $6.00
       $4.00               58,166                6.2                $4.00            58,166               $4.00
       $5.31               10,000                6.2                $5.31            10,000               $5.31
       $7.00               26,000                7.3                $7.00            26,000               $7.00
       $9.00               20,000                7.3                $9.00            20,000               $9.00
       $8.50               36,000                9.1                $8.50            36,000               $8.50
  ----------------- --------------------- -------------------    ------------- -------------------- -------------------

14.  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

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

         The following table presents a reconciliation between the basic and diluted earnings (loss) per share for the year ended September 30, 2004, 2003 and 2002:

                                                               For the Year Ended September 30,
                                -----------------------------------------------------------------------------------------------
                                            2004                             2003                             2002
                                -----------------------------    -----------------------------    -----------------------------
                                                    Per                              Per                              Per
                                                    Share                            Share                            Share
                                 Income    Shares   Amount       Income    Shares    Amount       Income    Shares    Amount
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except
Per Share Data)
Basic earnings per share        $(3,192)  3,012,434  $(1.06)    $2,261    3,012,434    $0.75     $(2,582)  3,010,420  $(0.86)

Effect of conversion of
preferred securities                                               409    1,371,428

Effect of dilutive stock
options                                                              -       29,600
-------------------------------------------------------------------------------------------------------------------------------
Diluted                         $(3,192)  3,012,434  $(1.06)    $2,670    4,413,462    $0.60     $(2,582)  3,010,420  $(0.86)
===============================================================================================================================

       The effect of the conversion of preferred securities and stock options were excluded in 2002 and 2004 as they would have been anti-dilutive.

15.  RELATED PARTY TRANSACTIONS

         The Bank offers loans to its officers, directors, employees and related parties of such persons. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectibility, or present other unfavorable features. Such loans are made on the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. The aggregate balance of loans to directors, officers and other related parties is $916,000 and $903,000 as of September 30, 2004 and September 30, 2003, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

         The carrying value and estimated fair value of financial instruments is summarized as follows:

                                                               For the Year Ended September 30,
                                                   -----------------------------------------------------------
                                                              2004                          2003
                                                   -----------------------------  ----------------------------
                                                      Carrying      Estimated     Carrying        Estimated
                                                         value     fair value          value     fair value
    ----------------------------------------------------------------------------------------------------------
    (In Thousands)
    Assets:
      Cash and interest bearing deposits              $ 10,603       $ 10,603       $  6,143       $  6,143
      Investment securities                            153,007        152,686        224,784        224,546
      Loans receivable                                 251,915        251,988        248,807        249,017
    ----------------------------------------------------------------------------------------------------------
    Liabilities:
      Deposits                                         288,956        289,803        297,876        301,211
      Borrowings                                       116,065        118,713        164,635        168,114
    ----------------------------------------------------------------------------------------------------------
    Off-balance sheet instruments:
      Commitments to extend credit                           -            821              -          1,466
    ----------------------------------------------------------------------------------------------------------

17.  EMPLOYEE BENEFIT PLANS
         The Company operates a 401(k) Retirement Plan covering all full-time employees meeting the minimum age and service requirements. Contributions to the Retirement Plan are at the discretion of the Company. The Company made no contributions for the years ended September 30, 2004 and 2003.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   Year Ended September 30,
                                                                                ------------------------------
                                                                                     2004           2003
         -----------------------------------------------------------------------------------------------------
         (In Thousands)
         Cash paid during period for interest on deposits and borrowings             $7,777         $8,307
         =====================================================================================================

19.  SEGMENT REPORTING

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

  ------------------------------------------------------------------------------------------------------------
                                                                  Total                              Total
                                                  Mortgage      Reportable       Intersegment      Operating
                                    Banking       Banking        Segments        Eliminations       Earnings
  ------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Net interest income (1)
  2004                             $  5,905      $   493         $   6,398        $      -         $  6,398
  2003                             $  6,294      $   789         $   7,083        $      -         $  7,083
  Noninterest income:
  2004                             $    562      $ 9,398         $   9,960        $    (31)        $  9,929
  2003                             $    780      $18,142         $  18,922        $    (33)        $ 18,889
  Noninterest expense:
  2004                             $ 10,384      $ 9,077         $  19,461        $    (31)        $ 19,430
  2003                             $ 10,029      $13,715         $  23,744        $    (33)        $ 23,711
  Net income:
  2004                             $ (3,917)     $   725         $  (3,192)       $      -         $ (3,192)
  2003                             $ (2,955)     $ 5,216         $   2,261        $      -         $  2,261
  Segment assets:
  2004                             $439,491      $ 7,869         $ 447,360        $(12,990)        $434,370
  2003                             $503,241      $ 8,284         $ 511,525        $(12,171)        $499,354

         (1) Segment net interest income reflects income after provision for loan losses.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  JUNIOR SUBORDINATED DEBT SECURITIES

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

         The Trust was formed for the sole purpose of investing the proceeds from the sale of the convertible preferred securities in the corresponding convertible debentures. The Company has fully and unconditionally guaranteed the preferred securities along with all obligations of the trust related thereto. The sale of the preferred securities yielded $9.3 million after deducting offering expenses. The Company currently retained approximately $1.3 million of the proceeds for general corporate purposes. The remaining $8.0 million of the proceeds was invested in Greater Atlantic Bank to increase its capital position.

         To comply with FIN46, the trust preferred subsidiary was deconsolidated in 2004, and the related securities have been presented as obligations of the Company and titled "Junior Subordinated Debt Securities" in the financial statements.

21.  DERIVATIVE FINANCIAL INSTRUMENTS

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

         The Bank entered into various interest-rate swaps during fiscal year 2003 and 2002 that total $72 million in notional principal. The swaps pay a fixed rate with the Bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 1.31% - 4.53%, and expires between 2 and 7 years. The Bank also entered into various interest rate caps during fiscal year 2003 and 2002 that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The Bank accounts for these derivatives, under the guidelines of SFAS 133.

         The Company's derivatives do not meet hedge accounting requirements under SFAS 133, and therefore, the Company carries the derivatives at their fair value on the balance sheet, recognizing changes in their fair value in current-period earnings. The Company recognized a loss of $227,000 in fiscal 2004, a gain of $9,000 in fiscal 2003 and a loss of $3.5 million in fiscal 2002 related to its derivatives.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  RECENT ACCOUNTING STANDARDS

         In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the use of this accounting statement in July 2003.

         In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN No. 46R is not expected to have a material impact on the Corporation's results of operations, financial position or cash flows.

23. PARENT COMPANY - ONLY FINANCIAL STATEMENTS

         Parent Company - Only Condensed Statements of Financial Condition

                                                                        September 30,
                                                                -----------------------------------
                                                                    2004             2003
         ------------------------------------------------------------------------------------------
         (In Thousands)
         Assets
         Cash and cash equivalents                                  $     14          $    565
         Loans receivable                                                  -                 -
         Investment in subsidiary                                     27,832            30,765
         Prepaid expenses and other assets                               304                20
         ------------------------------------------------------------------------------------------
         Total assets                                               $ 28,150          $ 31,350
         ==========================================================================================
         Liabilities and stockholders' equity
         Accrued interest payable on subordinated debt              $      -          $      -
         Other liabilities                                                 4                11
         ------------------------------------------------------------------------------------------
         Total liabilities                                                 4                11
         ------------------------------------------------------------------------------------------
         Subordinated debt                                             9,928             9,928
         ------------------------------------------------------------------------------------------
         Stockholders' equity
              Common stock                                                30                30
              Additional paid-in capital                              25,152            25,152
              Retained earnings                                       (6,964)           (3,771)
         ------------------------------------------------------------------------------------------
         Total stockholders' equity                                   18,218            21,411
         ------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                 $ 28,150          $ 31,350
         ==========================================================================================

Greater Atlantic Financial Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Parent Company - Only Condensed Statements of Operations
                                                                                Year Ended September 30,
                                                                          ------------------------------------------
                                                                            2004          2003          2002
         -----------------------------------------------------------------------------------------------------------
         (In Thousands)
            Interest income                                                $      2       $    17       $    18
            Other income                                                          -             -             -
         -----------------------------------------------------------------------------------------------------------
         Total interest income                                                    2            17            18
         -----------------------------------------------------------------------------------------------------------
            Interest expense                                                    645           645           341
         -----------------------------------------------------------------------------------------------------------
            Total interest expense                                              645           645           341
         -----------------------------------------------------------------------------------------------------------
            Net interest income                                                (643)         (628)         (323)
         -----------------------------------------------------------------------------------------------------------
         Noninterest income
            Gain (loss) on sale of investment securities                          -             -             -
            Other operating income                                               19            19            10
         -----------------------------------------------------------------------------------------------------------
         Total noninterest income                                                19            19            10
         -----------------------------------------------------------------------------------------------------------
         Noninterest expense
            Other operating expense                                             135           109           109
         -----------------------------------------------------------------------------------------------------------
         Total noninterest expense                                              135           109           109
         -----------------------------------------------------------------------------------------------------------
         Loss before income from subsidiaries                                  (759)         (718)         (422)
         -----------------------------------------------------------------------------------------------------------
         Equity (loss) income from subsidiaries                              (2,433)        2,979        (2,160)
         -----------------------------------------------------------------------------------------------------------
         Net (loss) income                                                 $ (3,192)      $ 2,261       $(2,582)
         ===========================================================================================================

         Parent Company - Only Condensed Statements of Cash Flows

                                                                                   Year Ended September 30,
                                                                          -------------------------------------------
                                                                            2004          2003           2002
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
         Cash flows from operating activities:
         Net income (loss)                                                 $ (3,192)      $ 2,261       $ (2,582)
         Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities
            (Income) loss from subsidiaries                                   2,433        (2,979)         2,160
            (Increase) decrease in assets                                      (283)            1            (6)
            Increase in other liabilities                                        (9)         (170)           162
         ------------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                         (1,051)         (887)         (266)
         ------------------------------------------------------------------------------------------------------------
         Cash flows from investing activities:
            Loan originations in excess of repayments                             -           125          (125)
            Investment in subsidiary                                              -             -        (8,298)
         ------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                              -           125        (8,423)
         ------------------------------------------------------------------------------------------------------------
         Cash flows from financing activities:
            Cash dividend from subsidiary                                       500             -             20
            Stock options exercised                                               -             -          9,928
         ------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                        500             -          9,948
         ------------------------------------------------------------------------------------------------------------
         Net (decrease) increase in cash and cash equivalents                  (551)         (762)         1,259
         Cash and cash equivalents at beginning of period                       565         1,327             68
         ------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                        $     14       $   565       $  1,327
         ============================================================================================================


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


24. QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE INFORMATION) (UNAUDITED)

         The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in Form 10-Qs, for the fiscal years ended September 30, 2004 and 2003.

                                                                              For Fiscal Year 2004
                                                  --------------------------------------------------------------------------
                                                    For the Year
                                                  Ended September 30,   Fourth           Third        Second         First
                                                       2004             Quarter         Quarter       Quarter       Quarter
        --------------------------------------------------------------------------------------------------------------------
        Interest income                                $18,962          $ 4,625         $4,811        $ 4,989       $ 4,537
        Interest expense                                12,355            3,048          3,083          3,097         3,127
        --------------------------------------------------------------------------------------------------------------------
        Net interest income                              6,607            1,577          1,728          1,892         1,410
        Provision for loan losses                          209               76             52              2            79
        --------------------------------------------------------------------------------------------------------------------
        Net interest income, after provision             6,398            1,501          1,676          1,890         1,331
        for loan losses
        Noninterest income                               9,929              494          4,967          1,573         2,895
        Noninterest expense                             19,430            4,409          5,771          4,732         4,518
        --------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes               (3,103)          (2,414)           872         (1,269)         (292)
        Provision for income taxes                          89                -             89              -             -
        --------------------------------------------------------------------------------------------------------------------
        Net income (loss)                              $(3,192)         $(2,414)        $  783        $(1,269)      $  (292)
        ====================================================================================================================
        Basic earnings (loss) per share                $ (1.06)         $ (0.80)        $ 0.26        $ (0.42)      $ (0.10)
        ====================================================================================================================
        Diluted earnings (loss) per share              $ (1.06)         $ (0.80)        $ 0.20        $ (0.42)      $ (0.10)
        ====================================================================================================================

                                                                              For Fiscal Year 2003
                                                 ---------------------------------------------------------------------------
                                                    For the Year
                                                  Ended September 30,   Fourth           Third        Second         First
                                                       2003             Quarter         Quarter       Quarter       Quarter
        --------------------------------------------------------------------------------------------------------------------
        Interest income                                $20,987          $ 4,970         $5,071        $ 5,153       $ 5,793
        Interest expense                                13,049            3,156          3,169          3,199         3,525
        --------------------------------------------------------------------------------------------------------------------
        Net interest income                              7,938            1,814          1,902          1,954         2,268
        Provision for loan losses                          855               76             66             66           647
        --------------------------------------------------------------------------------------------------------------------
        Net interest income, after provision             7,083            1,738          1,836          1,888         1,621
        for loan losses
        Noninterest income                              18,889            6,615          4,583          3,290         4,401
        Noninterest expense                             23,711            7,096          5,979          5,174         5,462
        --------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes                2,261            1,257            440              4           560
        Provision for income taxes                           -                -              -              -             -
        --------------------------------------------------------------------------------------------------------------------
        Net income (loss)                              $ 2,261          $ 1,257         $  440        $     4       $   560
        ====================================================================================================================
        Basic earnings (loss) per share                $  0.75          $  0.41         $ 0.15        $  0.00       $  0.19
        ====================================================================================================================
        Diluted earnings (loss) per share              $  0.60          $  0.30         $ 0.12        $  0.00       $  0.18
        ====================================================================================================================

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

                                                        Dated: December 27, 2004