Form 10-Q
period 2004-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2005-02-14
CIK 1082735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        54-1873112
         --------                                        ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

  10700 PARKRIDGE BOULEVARD, SUITE P50                    703-391-1300
         RESTON, VIRGINIA 20191                  (Registrant's Telephone Number,
         ----------------------                  -------------------------------
(Address of Principal Executive Offices)              Including Area Code
----------------------------------------              -------------------
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

      At February 11, 2005, there were 3,012,434 shares of the registrant's
              Common Stock, par value $0.01 per share outstanding



                        GREATER ATLANTIC FINANCIAL CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------
Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      As of December 31, 2004 (unaudited) and September 30, 2004 (audited)..............................................3

      Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2004 and December 31, 2003.....................................................................4

      Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended December 31, 2004 and December 31, 2003........................................................5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the three months ended December 31, 2004 and December 31, 2003....................................................5

      Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 2004 and December 31, 2003.....................................................................6

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

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.............................................................................................23
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................23
Item 3.  Defaults Upon Senior Securities...............................................................................23
Item 4.  Submission of Matters to a Vote of Security Holders...........................................................23
Item 5.  Other Information.............................................................................................23
Item 6.  Exhibits......................................................................................................23

SIGNATURES.............................................................................................................24

CERTIFICATIONS.........................................................................................................25



                        GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             December 31,     September 30,
                                                                            ---------------------------------
                                                                                 2004              2004
  -----------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
  (Dollars in Thousands)
  Assets
  Cash and cash equivalents                                                    $   2,697         $   2,532
  Interest bearing deposits                                                        9,295             8,071
  Investment securities
     Available-for-sale                                                          136,749           142,712
     Held-to-maturity                                                              9,114            10,295
  Loans held for sale                                                              3,414             5,528
  Loans receivable, net                                                          217,474           246,387
  Accrued interest and dividends receivable                                        1,760             1,940
  Deferred income taxes                                                            2,015             2,034
  Federal Home Loan Bank stock, at cost                                            2,904             4,085
  Premises and equipment, net                                                      6,859             7,275
  Goodwill                                                                         1,284             1,284
  Prepaid expenses and other assets                                                2,603             2,227
  -----------------------------------------------------------------------------------------------------------
  Total assets                                                                 $ 396,168         $ 434,370
  ===========================================================================================================
  Liabilities and stockholders' equity
  Liabilities
  Deposits                                                                     $ 274,125         $ 288,956
  Advance payments from borrowers for taxes and insurance                            920               305
  Accrued expenses and other liabilities                                           3,920             2,535
  Advances from the FHLB and other borrowings                                     90,176           116,065
  Junior subordinated debt securities                                              9,371             9,369
  -----------------------------------------------------------------------------------------------------------
  Total liabilities                                                              378,512           417,230
  -----------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  -----------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,012,434 shares outstanding                              30                30
     Additional paid-in capital                                                   25,175            25,152
     Accumulated deficit                                                          (6,502)           (6,963)
     Accumulated other comprehensive loss                                         (1,047)           (1,079)
  -----------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                      17,656            17,140
  -----------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                   $ 396,168         $ 434,370
  ===========================================================================================================


                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended
                                                                    December 31,
                                                             ---------------------------
                                                                 2004          2003
  --------------------------------------------------------------------------------------
  (Dollars in Thousands, Except Per Share Data)
  Interest income
    Loans                                                       $ 3,303      $ 3,142
    Investments                                                   1,102        1,395
  --------------------------------------------------------------------------------------
  Total interest income                                           4,405        4,537
  --------------------------------------------------------------------------------------

  Interest expense
    Deposits                                                      1,514        1,467
    Borrowed money                                                1,303        1,660
  --------------------------------------------------------------------------------------
  Total interest expense                                          2,817        3,127
  --------------------------------------------------------------------------------------
  Net interest income                                             1,588        1,410
  Provision for loan losses                                           2           79
  --------------------------------------------------------------------------------------
  Net interest income after provision for loan losses             1,586        1,331
  --------------------------------------------------------------------------------------

  Noninterest income
    Fees and service charges                                        235          234
    Gain on sale of loans                                         1,078        1,956
    Gain on sale of investment securities                           538          312
    Gain on derivatives                                             363          388
    Other operating income                                          285            5
  --------------------------------------------------------------------------------------
  Total noninterest income                                        2,499        2,895
  --------------------------------------------------------------------------------------
  Noninterest expense
    Compensation and employee benefits                            1,231        1,994
    Occupancy                                                       461          501
    Professional services                                           221          288
    Advertising                                                     559          421
    Deposit insurance premium                                        11           11
    Furniture, fixtures and equipment                               300          258
    Data processing                                                 324          350
    Other operating expenses                                        517          695
  --------------------------------------------------------------------------------------
  Total noninterest expense                                       3,624        4,518
  --------------------------------------------------------------------------------------
  Net income (loss) before income tax provision                     461         (292)
  Income tax provision                                                -            -
  --------------------------------------------------------------------------------------
  Net income (loss)                                             $   461      $  (292)
  ======================================================================================
  Earnings (loss) per common share
  Basic                                                         $  0.15      $ (0.10)
  Diluted                                                       $  0.14      $ (0.10)
  Weighted average common shares outstanding
  Basic                                                       3,012,434     3,012,434
  Diluted                                                     4,408,362     3,012,434

See accompanying notes to consolidated financial statements



                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                           Three months ended December 31,
                                                         -------------------------------------
                                                               2004                2003
                                                         -----------------  ------------------
   (In Thousands)
   -------------------------------------------------------------------------------------------
   Net earnings (loss)                                              $ 461           $  (292)
   -------------------------------------------------------------------------------------------
   Other comprehensive income (loss), net of tax
      Unrealized gain (loss) on securities                             32              (832)
   -------------------------------------------------------------------------------------------
   Other comprehensive income (loss)                                   32              (832)
   -------------------------------------------------------------------------------------------
   Comprehensive income (loss)                                      $ 493           $(1,124)
   ===========================================================================================


                                GREATER ATLANTIC FINANCIAL CORP.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003


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
                                         Stock        Stock      Capital      (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Balance at September 30, 2003                $-         $ 30    $ 25,152       $ (3,771)          $   (71)         $ 21,340

Other comprehensive loss                      -            -           -              -              (832)             (832)

Net loss for the period                       -            -           -           (292)                -              (292)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                 $-         $ 30    $ 25,152       $ (4,063)          $  (903)         $ 20,216
==============================================================================================================================
Balance at September 30, 2004                $-         $ 30    $ 25,152       $ (6,963)          $(1,079)         $ 17,140

Option compensation                           -            -          23              -                 -                23

Other comprehensive loss                      -            -           -              -                32                32

Net income for the period                     -            -           -             461                -                461
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                 $-         $ 30    $ 25,175       $ (6,502)          $(1,047)         $  17,656
==============================================================================================================================



                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three months ended December 31,
                                                                            ------------------------------------
                                                                                  2004              2003
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net income (loss)                                                                 $    461         $    (292)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities
  Provision for loan loss                                                                2                79
  Amortization of loan acquisition adjustment                                           (7)               (7)
  Depreciation and amortization                                                        267               223
  Option compensation                                                                   23                 -
  Proceeds from sale of trading securities                                               -                (8)
  Net loss on trading securities                                                         -                 8
  Realized gain on sale of investment securities                                      (538)             (320)
  (Gain) loss on derivatives                                                          (363)             (388)
  Amortization of investment security premiums                                         196               426
  Amortization of mortgage-backed securities premiums                                  224               418
  Amortization of deferred fees                                                       (219)              (98)
  Discount accretion net of premium amortization                                      (103)             (173)
  Amortization of convertible preferred stock costs                                      2                 2
  Gain on sale of loans held for sale                                               (1,078)           (1,956)
(Increase) decrease in assets
  Disbursements for origination of loans                                           (49,993)         (108,171)
  Proceeds from sales of loans                                                      53,185           108,196
  Accrued interest and dividend receivable                                             180                12
  Prepaid expenses and other assets                                                   (376)              151
  Deferred loan fees collected, net of deferred costs incurred                          12               106
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                             1,384            (2,478)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                  3,259            (4,270)
----------------------------------------------------------------------------------------------------------------



                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                         Three months ended December 31,
                                                                        -----------------------------------
                                                                              2004             2003
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net decrease (increase) in loans                                          $  29,229         $ (12,209)
  Purchases of premises and equipment                                             148              (488)
  Purchases of investment securities                                           (6,834)           (5,000)
  Proceeds from sale of investment securities                                       -            14,176
  Proceeds from repayments of investment securities                             5,604            10,361
  Purchases of mortgage-backed securities                                     (23,861)          (45,621)
  Proceeds from repayments of mortgage-backed securities                       10,848            15,553
  Proceeds from the sale of mortgage-backed securities                         21,920                 -
  Purchases of FHLB stock                                                      (2,064)           (5,450)
  Proceeds from sale of FHLB stock                                              3,245             3,118
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            38,235           (25,560)
-----------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net decrease in deposits                                                    (14,832)          (13,833)
  Net advances from FHLB                                                      (10,200)           43,150
  Net borrowings on reverse repurchase agreements                             (15,688)            4,572
  Increase (decrease) in advance payments by borrowers
  for taxes and insurance                                                         615              (107)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           (40,105)           33,782
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                1,389             3,952
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                              10,603             6,143
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                 $  11,992         $  10,095
===========================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF DECEMBER 31, 2004 AND FOR THE THREE MONTHS
                             THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2004. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

      In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows:

                                                            At or for the three months
                                                                ended December 31,
                                                          ------------------------------------
                                                              2004              2003
  --------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Balance at beginning of period                                $ 1,600          $ 1,550
  Provisions                                                          2               79
  Total charge-offs                                                 (20)            (136)
  Total recoveries                                                    8                7
  --------------------------------------------------------------------------------------------
  Net charge-offs                                                   (12)            (129)
  --------------------------------------------------------------------------------------------
  Balance at end of period                                      $ 1,590          $ 1,500
  ============================================================================================
  Ratio of net charge-offs during the period
     to average loans outstanding during the period                0.01%            0.05%
  ============================================================================================
  Allowance for loan losses to total non-performing
     loans at end of period                                      170.78%          136.49%
  ============================================================================================
  Allowance for loan losses to total loans                         0.68%            0.57%
  ============================================================================================

(3) REGULATORY MATTERS

    The capital distribution regulation of the OTS requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank paid dividends of $655,000 to the company during the year ended September 30, 2004 and $164,000 to the company during the quarter ended December 31, 2004.

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
        (CONTINUED) INFORMATION AS OF DECEMBER 31, 2004 AND FOR THE THREE
                         MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At December 31, 2004, the bank was classified as a well-capitalized financial institution.

         The following presents the bank's capital position at December 31, 2004:

  ---------------------------------------------------------------------------------------------------------------
                                                 Required     Required       Actual       Actual     Surplus
                                                 Balance       Percent      Balance      Percent
  ---------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Leverage                                        $19,770         5.00%     $25,832         6.53%      $ 6,062
  Tier 1 Risk-based                               $14,206         6.00%     $25,832        10.91%      $11,626
  Total Risk-based                                $23,677        10.00%     $27,354        11.55%      $ 3,677
  ===============================================================================================================

(4) STOCK OPTIONS

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of December 31, 2004, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

  ---------------------------------------------------------------------------------------------------------------
                                                                         Number of    Exercise     Expiration
                                                                           Shares       Price         Date
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2002                190,000
  Options granted                                                                -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2003                190,000
  ---------------------------------------------------------------------------------------------------------------
  Options granted                                                           36,000       $ 8.50     10-20-2013
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2004                226,000
  Options granted                                                                -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at December 31, 2004                 226,000
  ===============================================================================================================

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
          INFORMATION AS OF DECEMBER 31, 2004 AND FOR THE THREE MONTHS
                            THEN ENDED IS UNAUDITED

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

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income
(loss) would have been changed to the pro forma amounts indicated below:

                                                                            Three months ended
                                                                               December 31,
                                                                         ---------------------------
                                                                             2004         2003
   -------------------------------------------------------------------------------------------------
   (In Thousands, except per share data)
   Net earnings (loss)                                                       $  461        $  (292)
      Deduct: Total stock-based employee compensation expense                     -           (129)
   -------------------------------------------------------------------------------------------------
   Pro forma net earnings (loss) attributable to common stockholders         $  461        $  (421)
   =================================================================================================
   Earnings (loss) per common share
      Basic                                                                  $ 0.15        $ (0.10)
      Diluted                                                                $ 0.14        $ (0.10)
   Earnings (loss) per common share, pro forma
      Basic                                                                  $ 0.15        $ (0.14)
      Diluted                                                                $ 0.14        $ (0.14)

(5) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended December 31, 2004. The effect of the conversion of preferred securities and the impact of stock options were antidilutive for the period ended December 31, 2003.

                                                                                   Three months ended December 31,
                                                                                  -----------------------------------
                                                                                        2004              2003
          -----------------------------------------------------------------------------------------------------------
          (Dollars in Thousands, except per share data)
          Net earnings                                                                  $      461       $     (292)
          Effect of conversion of preferred securities                                         164              161
          Diluted earnings per share                                                           625            (131)
          Weighted average common shares outstanding                                     3,012,434        3,012,434
          Effect of conversion of preferred securities                                   1,371,429        1,371,429
          Common stock equivalents due to dilutive effect of stock options                  24,499           39,601
          Total weighted average common shares and common
          share equivalents outstanding                                                  4,408,362        4,423,464
          Basic earnings per common share                                               $     0.15       $    (0.10)
          Diluted earnings per common share                                             $     0.14       $    (0.10)


                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
           (CONTINUED) INFORMATION AS OF DECEMBER 31, 2004 AND FOR THE
                      THREE MONTHS THEN ENDED IS UNAUDITED

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the three months ended December 31,         Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Net interest income: (1)
2004                                           $  1,537      $    49       $  1,586       $     -      $  1,586
2003                                              1,200          131          1,331             -         1,331
Noninterest income:
2004                                           $  1,451      $ 1,059       $  2,510       $   (11)     $  2,499
2003                                                879        2,020          2,899            (4)        2,895
Noninterest expense:
2004                                           $  2,504      $ 1,131       $  3,635       $   (11)     $  3,624
2003                                              2,493        2,029          4,522            (4)        4,518
Net income (loss):
2004                                           $    485      $   (24)      $    461       $     -      $    461
2003                                               (414)         122           (292)            -          (292)
Segment assets:
2004                                           $393,875      $ 5,509       $399,384       $(3,216)     $396,168
2003                                            511,051       24,033        535,084        (5,950)      529,134

(1) Segment net interest income reflects income after provisions for loan losses.

        The bank has entered into a new management agreement with its manager of the mortgage-banking subsidiary. Under the agreement the manager will reimburse operating expenses equal to approximately 100% of any operating loss in return for an increase in his share of net earnings from 40% to 80%. Reflected in the mortgage banking non-interest expense for 2004 of $1.1 million is a reduction of $571,000 by the manager of the mortgage company.

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
        (CONTINUED) INFORMATION AS OF DECEMBER 31, 2004 AND FOR THE THREE
                         MONTHS THEN ENDED IS UNAUDITED

(7) RECENT ACCOUNTING STANDARDS

         SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in
December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the fourth quarter of fiscal 2005.

(8) JUNIOR SUBORDINATED DEBT SECURITIES

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
          INFORMATION AS OF DECEMBER 31, 2004 AND FOR THE THREE MONTHS
                            THEN ENDED IS UNAUDITED

(9) DERIVATIVE FINANCIAL INSTRUMENTS

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

         The bank entered into various interest-rate swaps that total $62 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one- to three-month floating rate LIBOR. The capped range is between 1.31% - 4.53%, and expires between 1 and 6 years. The bank also entered into various interest rate caps that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the three months ended December 31, 2004 and 2003 the instruments did not meet hedge accounting requirements. The statement of operations includes net gains of $363,000 and of $388,000 for the three months ended December 31, 2004 and 2003, respectively.

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

MORTGAGE BANKING ACTIVITIES

         The company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In addition, forward loan sale agreements also meet the definition of a derivative instrument under SFAS No. 133.

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

         Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or market value. To deliver closed loans and to control interest rate risk prior to sale, the company enters into agreements to sell the loans while the loans are still in the pipeline. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. At December 31, 2004, the bank had $33.0 million of loans held for sale and commitments outstanding related to loans being originated for sale to investors. The value of the interest rate locks and related forward commitments were immaterial to the financial statements at December 31, 2004.

GENERAL

         We are a savings and loan holding company, which was organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, Greater Atlantic Bank, a federally chartered savings bank, and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. Greater Atlantic Bank is a member of the Federal Home Loan Bank system and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through eight Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage Corp.

         The profitability of the company, and more specifically, the profitability of its primary subsidiary Greater Atlantic Bank, depends primarily on its non-interest income and net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consist mainly of interest paid on deposits and borrowings. Non-interest income consists primarily of gain on sales of loans and available-for-sale investments, service charge fees and commissions earned by non-bank subsidiaries

         The level of its operating expenses also affects the company's profitability. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

         At December 31, 2004 the company's total assets were $396.2 million, compared to the $434.4 million held at September 30, 2004, representing a decrease of 8.79%. Both the bank's overall asset size and customer base decreased during the period and that decline is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at December 31, 2004 were $217.5 million, a decrease of $28.9 million or 11.73% from the $246.4 million held at September 30, 2004. The decrease in loans consisted primarily of single-family and commercial business loans. At December 31, 2004, investment securities were $145.9 million, a decrease of $7.1 million or 4.67% from the $153.0 million held at September 30, 2004. Deposits at December 31, 2004 were $274.1 million, a decrease of $14.8 million, which resulted primarily from the sale of the bank's branch office located in Washington, D.C.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

         The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent liabilities. Management continually evaluates its estimates and judgments including those related to the allowance for loan losses and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. The company believes that, of its significant accounting policies, the most critical accounting policies we apply are those related to the valuation of the loan portfolio.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2004 AND DECEMBER 31, 2003

         NET INCOME. For the three months ended December 31, 2004, the company had net earnings of $461,000 or $0.14 per diluted share compared to losses of $292,000 or $0.10 per diluted share for the three months ended December 31, 2003. The improvement in earnings of $753,000 over the comparable period one-year ago was positively impacted by an increase in net interest income, a decrease in non-interest expense and a decrease in the provision for loan losses. Those improvements were offset by a decrease in non-interest income.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
                                                                                      -------------------------------
Three Months Ended December 31,                         2004              2003           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 3,303           $ 3,142          $ 161            5.12%
   Investments                                           1,102             1,395           (293)         (21.00)
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,405             4,537           (132)          (2.91)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,514             1,467             47            3.20
   Borrowings                                            1,303             1,660           (357)         (21.51)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,817             3,127           (310)          (9.91)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,588           $ 1,410          $ 178           12.62%
=====================================================================================================================

         The increase in net interest income during the quarter ended December 31, 2004, resulted primarily from a 48 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.11% for the quarter ended December 31, 2003 to 1.59% for the quarter ended December 31, 2004, offset in part by a $108.9 million decrease in the bank's interest-earning assets. Contributing to the increase in the net interest margin was a $256,000 decline in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $180,000 in the comparable period one year ago. That increase in net interest margin also resulted from the average yield on interest-earning assets increasing 48 basis points more than the increase in the average cost on interest-bearing liabilities and was partially offset by an increase in the bank's average interest-bearing liabilities exceeding the increase in average interest earning assets by $6.2 million.

         INTEREST INCOME. Interest income for the three months ended December 31, 2004 decreased $132,000 compared to the three months ended December 31, 2003, primarily as a result of a decrease in the average outstanding balances of loans and investment securities. That decrease was partially offset by an increase of 85 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $310,000 decrease in interest expense for the three months ended December 31, 2004 compared to the 2003 period was principally the result of a $102.7 million decrease in average deposits and borrowed funds. The decrease in the cost of those funds was partially offset by a 37 basis point increase in the cost of funds on average deposits and borrowed funds. The increase in interest expense on deposits was primarily due to a 17 basis point increase in rates paid on certificates of deposit, savings and NOW and money market accounts. That increase was partially offset by a decrease of $12.3 million, in certificates, savings and NOW and money market accounts from $281.7 million for the three months ended December 31, 2003 to $269.4 million for the three months ended December 31, 2004. The increase in rates was primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the three months ended December 31, 2004 compared to the 2003 period was principally the result of a $90.3 million decrease in average borrowed funds and was partially offset by a 132 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $357,000 in interest expense on borrowings were a $634,000 decrease relating to average volume, offset by a $277,000 increase relating to average cost

         COMPARATIVE AVERAGE BALANCES AND INTEREST INCOME ANALYSIS. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and annualized rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------------
                                                      2004                                    2003
                                     --------------------------------------   -------------------------------------
                                                     INTEREST                               INTEREST     AVERAGE
                                        AVERAGE      INCOME/     AVERAGE       AVERAGE       INCOME/       YIELD/
                                        BALANCE      EXPENSE   YIELD/ RATE     BALANCE       EXPENSE       RATE
                                     ------------  ---------- -------------   ----------   -----------  ----------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 114,610     $ 1,847         6.45%   $  150,602       $ 2,036        5.41%
   Consumer loans                        73,211         833         4.55        65,822           622        3.78
   Commercial business loans             45,933         623         5.43        39,907           484        4.85
                                     -----------    --------     ---------- -----------     ----------   ---------
      Total loans                       233,754       3,303         5.65       256,331         3,142        4.90

Investment securities                    71,840         509         2.83       143,505           899        2.51
Mortgage-backed securities               93,357         593         2.54       107,974           496        1.84
                                     -----------    --------     ---------- -----------     ----------   ---------
      Total interest-earning assets     398,951       4,405         4.42       507,810         4,537        3.57
                                                    --------     ----------                 ----------   ---------
Non-earning assets                       21,766                                 17,201
                                     -----------                            -----------
  Total assets                        $ 420,717                             $  525,011
                                     ===========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $  13,139          32         0.97    $   10,964            25        0.91
   Now and money market accounts         72,798         230         1.26        77,076           208        1.08
   Certificates of deposit              183,419       1,252         2.73       193,683         1,234        2.55
                                     -----------    --------     ---------- -----------     ----------   ---------
      Total deposits                    269,356       1,514         2.25       281,723         1,467        2.08

   FHLB advances                         46,089         488         4.24       116,250           680        2.34
   Other borrowings                      68,310         815         4.77        88,452           980        4.43
                                     -----------    --------     ---------- -----------     ----------   ---------
  Total interest-bearing
   liabilities                          383,755       2,817         2.94       486,425         3,127        2.57
                                                    --------     ----------                 ----------   ---------
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      15,499                                 12,682
Other liabilities                         1,988                                  4,951
                                     -----------                            -----------
  Total liabilities                     401,242                                504,058
Stockholders' equity                     19,475                                 20,953
                                     -----------                            -----------
  Total liabilities and
   stockholders' Equity               $ 420,717                             $  525,011
                                     ===========                            ===========

Net interest income                                 $ 1,588                                  $ 1,410
                                                    ========                                ==========
Interest rate spread                                                1.48%                                   1.00%
                                                                 ==========                              ==========
Net interest margin                                                 1.59%                                   1.11%
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

                                                        THREE MONTHS ENDED
                                                  DECEMBER 31, 2004 COMPARED TO
                                                        DECEMBER 31, 2003
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME            RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                              $ (487)          $ 298         $ (189)
Consumer loans                                     70             141            211
Commercial business loans                          73              66            139
                                          ----------------  -------------- --------------
      Total loans                                (344)            505            161
Investments                                      (449)             59           (390)
Mortgage-backed securities                        (67)            164             97
                                          ----------------  -------------- --------------
Total interest-earning assets                  $ (860)          $ 728         $ (132)
                                          ================  ============== ==============

Savings accounts                               $    5             $ 2            $ 7
Now and money market accounts                     (12)             34             22
Certificates of deposit                           (65)             83             18
                                          ----------------  -------------- --------------
  Total deposits                                  (72)            119             47
FHLB advances                                    (411)            219           (192)
Other borrowings                                 (223)             58           (165)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (706)            396           (310)
                                          ================  ============== ==============
Change in net interest income                  $ (154)          $ 332         $  178
                                          ================  ============== ==============

         PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups, based on loan type and assigns to them a reserve percentage that reflects the industry standard. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard, doubtful or loss based on the performance of the loans. Those classified loans are then individually evaluated for impairment and measured by either the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral. They are then segmented by type and assigned a reserve percentage that reflects the underlying quality of the loan. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations.

         Non-performing assets were $931,000 or 0.24% of total assets at December 31, 2004, with $850,000 classified as substandard, $51,000 classified as doubtful and none classified as loss compared to $1.1 million or 0.21% at December 31, 2003. Non-performing assets decreased $168,000 from the comparable period one year ago, and the company decreased the provision for loan losses by $77,000. The decrease in non-performing assets from the year ago period was due to the reduction of the outstanding balance of one of the bank's commercial business loans. The decrease in provision was due primarily to a reduction in the required provision for that loan.

         NON-INTEREST INCOME. Non-interest income decreased $396,000 during the quarter ended December 31, 2004, over the comparable period one year ago. That decrease was primarily the result of a decrease of $878,000 in gain on gain on sale of loans and was partially offset by increases of $226,000 and $280,000 in gain on sale of investments and other operating income, respectively. The level of gain on sale of loans during the quarter ended

December 31, 2004 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins than those obtained in the year-ago period. During the period, the bank exchanged single-family loans for mortgage-backed securities, which were sold during the quarter, recognizing $331,000 in gain on sale. The $280,000 increase in other operating income reflects the gain recognized from the sale of the bank's Washington, D.C. branch.

         The following table presents a comparison of the components of non-interest income.

                                                                                          Difference
                                                                             --------------------------------------
Three Months Ended December 31,                    2004            2003           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Gain on sale of loans                            $ 1,078       $ 1,956            $ (878)           (44.89)%
   Service fees on loans                                 66            59                 7             11.86
   Service fees on deposits                             169           175                (6)            (3.43)
   Gain on sale of investment securities                538           312               226             72.44
   Gain on derivatives                                  363           388               (25)            (6.44)
   Other operating income                               285             5               280          5,600.00
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                     $ 2,499       $ 2,895            $ (396)           (13.68)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $894,000 from $4.5 million for the quarter ended December 31, 2003 to $3.6 million for the first quarter in the current fiscal year. The decrease was primarily attributable to a $905,000 decrease in the mortgage company's non-interest expense from that incurred in the comparable period one year ago. The decrease in non-interest expense at the mortgage company level was primarily $780,000 in compensation of which $571,000 was an expense reimbursement by the manager, coupled with decreases in other operating expenses, professional services, data processing and occupancy. Those decreases were offset by increases in advertising and furniture fixtures and equipment. Mortgage related expenses should continue to decline because of the lag in timing of such expenses compared to the decline in origination and sales volumes and with the new compensation agreement entered into with the manager of the mortgage banking subsidiary. Under the new compensation agreement, the manager will absorb 100% of any operating loss in return for an increase in his share of net earnings from 40% to 80%. The increase in the bank's non-interest expense was $10,000 distributed over various non-interest expense categories.

         The following table presents a comparison of the components of non-interest expense.

                                                                                                    Difference
                                                                                         ---------------------------------
      Three Months Ended December 31,                            2004           2003         Amount             %
      --------------------------------------------------------------------------------------------------------------------
      (Dollars in Thousands)
      Non-interest expense:
         Compensation and employee benefits                    $ 1,231        $ 1,994          $ (763)        (38.26)%
         Occupancy                                                 461            501             (40)         (7.98)
         Professional services                                     221            288             (67)        (23.26)
         Advertising                                               559            421             138          32.78
         Deposit insurance premium                                  11             11               -              -
         Furniture, fixtures and equipment                         300            258              42          16.28
         Data processing                                           324            350             (26)         (7.43)
         Other operating expense                                   517            695            (178)        (25.61)
      --------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                               $ 3,624        $ 4,518          $ (894)        (19.79)%
      ====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Based on recent tax legislation, the company expects to offset all taxable income in fiscal 2005 with existing net operating losses carried forward from prior years. The company believes that it will continue to generate taxable income for the foreseeable future, which will assure the use of existing net operating losses.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at December 31, 2004 and the effect these obligations are expected to have on the bank's liquidity and cash flows in future periods.

   --------------------------------------------------------------------------------------------------------------
                                                       Less Than        Two -       Four - Five     After Five
                                           Total       One Year      Three Years       Years          Years
   --------------------------------------------------------------------------------------------------------------
   (In thousands)
   FHLB Advances (1)                      $ 41,000      $    8,000      $  8,000      $      -       $ 25,000
   Reverse repurchase agreements            49,176          49,176             -             -              -
   Operating leases                          8,086           1,140         2,146         2,097          2,703
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                 $ 98,262       $  58,316      $ 10,146      $  2,097       $ 27,703
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
                                           Total       One Year      Three Years       Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In Thousands)

   Certificate of deposit maturities (1)  $ 178,743      $ 113,874      $ 53,418      $ 11,358      $      93
   Loan originations                         80,244         80,244             -             -              -
   Unfunded lines of credit                 103,566        103,566             -             -              -
   Standby letters of credit                    511            511             -             -              -
   -----------------------------------------------------------------------------------------------------------------
        Total                             $ 363,064      $ 298,195      $ 53,418      $ 11,358      $      93
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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $148,741 million or 37.54% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the three months ended December 31, 2004, the bank's loan purchases and originations totaled $36.2 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $31.1 million for the three months ended December 31, 2004.

         The bank has other sources of liquidity if a need for additional funds arises. At December 31, 2004, the bank had $41.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $117.5 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At December 31, 2004, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $184.3 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December 31, 2004, totaled $50.7 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At December 31, 2004, we held an aggregate notional value of $30 million of caps and $62 million of swaps that pay-a fixed interest rate. None of the interest rate caps had strike rates that were in effect at December 31, 2004, as current LIBOR rates were below the strike rates.

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

Not applicable.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.    Other Information

Not applicable.

ITEM 6.  Exhibits

        (a) Exhibits
        31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
        32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
        32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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


                                      Date: February 14, 2005