Form 10-Q
period 2005-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2005-05-16
CIK 1082735

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

 At May 11, 2005, there were 3,012,434 shares of the registrant's Common Stock, par value $0.01 per share outstanding.



                        GREATER ATLANTIC FINANCIAL CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                    PAGE NO.
------------------------------                                                                                    --------
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         As of March 31, 2005 (unaudited) and September 30, 2004 (audited)..............................................3

         Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2005 and March 31, 2004.................................................................4

         Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the six months ended March 31, 2005 and March 31, 2004.............................................................5

         Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the six months ended March 31, 2005 and March 31, 2004.........................................................5

         Consolidated Statements of Cash Flows (unaudited) for the six months ended
         March 31, 2005 and March 31, 2004..............................................................................6

         Notes to Consolidated Financial Statements.....................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................26
Item 4.  Controls and Procedures.......................................................................................27

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.............................................................................................27
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................27
Item 3.  Defaults Upon Senior Securities...............................................................................27
Item 4.  Submission of Matters to a Vote of Security Holders...........................................................28
Item 5.  Other Information.............................................................................................28
Item 6.  Exhibits......................................................................................................28

SIGNATURES.............................................................................................................29

CERTIFICATIONS.........................................................................................................30



                                GREATER ATLANTIC FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               March 31,       September 30,
                                                                            ----------------------------------
                                                                                 2005               2004
  ------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
  (Dollars in Thousands)
  Assets
  Cash and cash equivalents                                                    $   2,514         $   2,532
  Interest bearing deposits                                                       11,602             8,071
  Investment securities
     Available-for-sale                                                          125,931           142,712
     Held-to-maturity                                                              8,662            10,295
  Loans held for sale                                                             11,617             5,528
  Loans receivable, net                                                          206,810           246,387
  Accrued interest and dividends receivable                                        1,690             1,940
  Deferred income taxes                                                            2,081             2,034
  Federal Home Loan Bank stock, at cost                                            2,638             4,085
  Premises and equipment, net                                                      4,782             7,275
  Goodwill                                                                           956             1,284
  Prepaid expenses and other assets                                                2,739             2,227
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                                 $ 382,022         $ 434,370
  ============================================================================================================
  Liabilities and stockholders' equity
  Liabilities
  Deposits                                                                     $ 260,058         $ 288,956
  Advance payments from borrowers for taxes and insurance                            299               305
  Accrued expenses and other liabilities                                             983             2,535
  Advances from the FHLB and other borrowings                                     93,667           116,065
  Junior subordinated debt securities                                              9,373             9,369
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              364,380           417,230
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,012,434 shares outstanding                              30                30
     Additional paid-in capital                                                   25,205            25,152
     Accumulated deficit                                                          (6,437)           (6,963)
     Accumulated other comprehensive loss                                         (1,156)           (1,079)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                      17,642            17,140
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                   $ 382,022         $ 434,370
  ============================================================================================================

See accompanying notes to consolidated financial statements



                                GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three Months Ended       Six Months Ended
                                                                        March 31,               March 31,
                                                             ----------------------------------------------------
                                                                 2005          2004         2005        2004
  ---------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands, Except Per Share Data)
  Interest income
    Loans                                                    $    2,966    $   3,375    $    6,269  $    6,517
    Investments                                                   1,175        1,614         2,277       3,010
  ---------------------------------------------------------------------------------------------------------------
  Total interest income                                           4,141        4,989         8,546       9,527
  ---------------------------------------------------------------------------------------------------------------

  Interest expense
    Deposits                                                      1,512        1,377         3,026       2,845
    Borrowed money                                                1,162        1,720         2,465       3,380
  ---------------------------------------------------------------------------------------------------------------
  Total interest expense                                          2,674        3,097         5,491       6,225
  ---------------------------------------------------------------------------------------------------------------
  Net interest income                                             1,467        1,892         3,055       3,302
  Provision for loan losses                                           1            2             3          81
  ---------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses             1,466        1,890         3,052       3,221
  ---------------------------------------------------------------------------------------------------------------

  Noninterest income
    Fees and service charges                                        214          247           449         481
    Gain on sale of loans                                         1,249        2,307         2,327       4,264
    Gain (loss) on sale of investment securities                      -         (156)          538         156
    Gain on derivatives                                             519         (830)          882        (441)
    Other operating income                                          431            5           716          10
  ---------------------------------------------------------------------------------------------------------------
  Total noninterest income                                        2,413        1,573         4,912       4,470
  ---------------------------------------------------------------------------------------------------------------
  Noninterest expense
    Compensation and employee benefits                            1,330        2,181         2,561       4,174
    Occupancy                                                       434          510           895       1,010
    Professional services                                           291          259           511         547
    Advertising                                                     579          525         1,138         946
    Deposit insurance premium                                        21           11            32          22
    Furniture, fixtures and equipment                               284          257           583         515
    Data processing                                                 313          353           637         703
    Other operating expenses                                        562          636         1,081       1,335
  ---------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                       3,814        4,732         7,438       9,252
  ---------------------------------------------------------------------------------------------------------------
  Net income (loss) before income tax provision                      65       (1,269)          526      (1,561)
  Income tax provision                                                -            -             -           -
  ---------------------------------------------------------------------------------------------------------------
  Net income (loss)                                          $       65    $  (1,269)   $      526  $   (1,561)
  ===============================================================================================================
  Earnings (loss) per common share
  Basic                                                      $     0.02    $   (0.42)   $     0.17  $    (0.52)
  Diluted                                                    $     0.02    $   (0.42)   $     0.17  $    (0.52)
  Weighted average common shares outstanding
  Basic                                                       3,012,434     3,012,434    3,012,434   3,012,434
  Diluted                                                     4,405,827     3,012,434    4,407,266   3,012,434


See accompanying notes to consolidated financial statements




                           GREATER ATLANTIC FINANCIAL CORP.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                              Six months ended March 31,
                                                         -----------------------------------
                                                               2005               2004
   -----------------------------------------------------------------------------------------
   (In Thousands)
   -----------------------------------------------------------------------------------------
   Net earnings (loss)                                         $    526         $ (1,561)
   -----------------------------------------------------------------------------------------
   Other comprehensive income (loss), net of tax
      Unrealized gain (loss) on securities                          (77)            (777)
   -----------------------------------------------------------------------------------------
   Other comprehensive income (loss)                                (77)            (777)
   -----------------------------------------------------------------------------------------
   Comprehensive income (loss)                                 $    449         $ (2,338)
   =========================================================================================


                                        GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

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
                                         Stock        Stock      Capital      (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Balance at September 30, 2003                $-         $ 30    $ 25,152       $ (3,771)         $    (71)         $ 21,340

Other comprehensive loss                      -            -           -              -              (777)             (777)

Net loss for the period                       -            -           -         (1,561)                -            (1,561)
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                    $-         $ 30    $ 25,152       $ (5,332)         $   (848)         $ 19,002
==============================================================================================================================
Balance at September 30, 2004                $-         $ 30    $ 25,152       $ (6,963)         $ (1,079)         $ 17,140

Option compensation                           -            -          53              -                  -               53

Other comprehensive loss                      -            -           -              -               (77)              (77)

Net income for the period                     -            -           -             526                -               526
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005                    $-         $ 30    $ 25,205       $ (6,437)         $ (1,156)         $ 17,642
==============================================================================================================================



                            GREATER ATLANTIC FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                Six months ended March 31,
                                                                            ------------------------------------
                                                                                  2005              2004
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net income (loss)                                                                $     526         $  (1,561)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
  Provision for loan loss                                                                3                81
  Amortization of loan acquisition adjustment                                          (14)              (14)
  Depreciation and amortization                                                        511               443
  Option compensation                                                                   53                 -
  Proceeds from sale of trading securities                                               -               300
  Net loss on trading securities                                                         -              (300)
  Realized loss on sale of investment securities                                         -               143
  Net gain on sale of mortgage-backed securities                                      (538)                -
  (Gain) loss on derivatives                                                          (882)              441
  Amortization of investment security premiums                                         448               774
  Amortization of mortgage-backed securities premiums                                  430               655
  Amortization of deferred fees                                                       (336)             (201)
  Discount accretion net of premium amortization                                      (197)             (208)
  Amortization of convertible preferred stock costs                                      5                 5
  Gain on sale of loans held for sale                                               (2,327)           (4,264)
(Increase) decrease in assets
  Disbursements for origination of loans                                          (124,870)         (210,203)
  Proceeds from sales of loans                                                     121,109           207,678
  Accrued interest and dividend receivable                                             249               (14)
  Prepaid expenses and other assets                                                   (184)             (231)
  Deferred loan fees collected, net of deferred costs incurred                          90               305
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                           (1,553)            (2,279)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              (7,477)            (8,450)
----------------------------------------------------------------------------------------------------------------

                                                                                                   Continued....



                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                            Six months ended March 31,
                                                                        -----------------------------------
                                                                              2005             2004
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net decrease (increase) in loans                                          $  40,032         $ (16,910)
  Disposal (purchases) of premises and equipment                                1,981              (865)
  Purchases of investment securities                                           (9,208)          (16,619)
  Proceeds from sale of investment securities                                       -            24,400
  Proceeds from repayments of investment securities                            10,806            18,010
  Purchases of mortgage-backed securities                                     (24,224)          (63,056)
  Proceeds from repayments of mortgage-backed securities                       18,656            24,483
  Proceeds from the sale of mortgage-backed securities                         22,802                 -
  Purchases of FHLB stock                                                      (3,009)           (9,190)
  Proceeds from sale of FHLB stock                                              4,456             7,505
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            62,292           (32,242)
-----------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net decrease in deposits                                                    (28,899)           (6,064)
  Net advances from FHLB                                                      (10,200)           33,700
  Net borrowings on reverse repurchase agreements                             (12,197)           15,895
  Increase (decrease) in advance payments by borrowers
  for taxes and insurance                                                          (6)              151
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           (51,302)           43,682
-----------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                           3,513             2,990
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                              10,603             6,143
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                 $  14,116         $   9,133
===========================================================================================================

             See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF MARCH 31, 2005 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2004. The results of operations for the six months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

      In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows:

                                                             At or for the six months ended
                                                                       March 31,
                                                          ------------------------------------
                                                              2005              2004
  --------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Balance at beginning of period                                $ 1,600          $ 1,550
  Provisions                                                          3               81
  Total charge-offs                                                 (60)            (173)
  Total recoveries                                                    9               18
  --------------------------------------------------------------------------------------------
  Net charge-offs                                                   (51)            (155)
  --------------------------------------------------------------------------------------------
  Balance at end of period                                      $ 1,552          $ 1,476
  ============================================================================================
  Ratio of net charge-offs during the period
     to average loans outstanding during the period                0.02%            0.06%
  ============================================================================================
  Allowance for loan losses to total non-performing
     loans at end of period                                      100.39%          157.52%
  ============================================================================================
  Allowance for loan losses to total loans                         0.71%            0.55%
  ============================================================================================

(3) REGULATORY MATTERS

    The capital distribution regulation of the OTS requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank paid dividends of $655,000 to the company during the year ended September 30, 2004 and $327,000 to the company during the six months ended March 31, 2005.

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
          (CONTINUED) INFORMATION AS OF MARCH 31, 2005 AND FOR THE SIX
                         MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At March 31, 2005, the bank was classified as a well-capitalized financial institution.

         The following presents the bank's capital position at March 31, 2005:

  ---------------------------------------------------------------------------------------------------------------
                                                 Required     Required       Actual       Actual
                                                 Balance       Percent      Balance      Percent      Surplus
  ---------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Leverage                                        $19,080         5.00%     $26,199         6.87%      $ 7,119
  Tier 1 Risk-based                               $13,694         6.00%     $26,199        11.48%      $12,505
  Total Risk-based                                $22,823        10.00%     $27,179        11.91%      $ 4,356
  ===============================================================================================================

(4) STOCK OPTIONS

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants granted prior to October 6, 2004 vested immediately upon issuance and carried a maximum term of 10 years, the exercise price for the stock options and warrants was the fair market value at grant date. An additional 104,000 shares were granted on October 6, 2004 with vesting extended over a 2-to 5-year term at a price in excess of the then current market value of the shares. As of March 31, 2005, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:
  ---------------------------------------------------------------------------------------------------------------
                                                                         Number of    Exercise   Expiration Date
                                                                           Shares       Price
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2002                190,000
  Options granted                                                                -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2003                190,000
  ---------------------------------------------------------------------------------------------------------------
  Options granted                                                           36,000       $ 8.50     10-20-2013
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2004                226,000
  Options granted                                                          104,000       $ 6.75      10-6-2014
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at March 31, 2005                    330,000
  ===============================================================================================================

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No.
25. As allowable under SFAS 123, the Company used the Black-Scholes method to measure the compensation cost of stock options granted in the first quarter of fiscal 2005 with the following assumptions: risk free interest rate of 4.23%, a dividend payout rate of zero, and an expected option life of ten years. The volatility is 72%. Using those assumptions, the average weighted fair value of the stock options granted during fiscal 2005 was $4.93.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF MARCH 31, 2005 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

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

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income
(loss) would have been changed to the pro forma amounts indicated below:

                                                                          Six months ended March
                                                                                   31,
                                                                         ---------------------------
                                                                             2005         2004
   -------------------------------------------------------------------------------------------------
   (In Thousands, except per share data)
   Net earnings (loss)                                                        $  526      $ (1,561)
      Deduct: Total stock-based employee compensation expense                   (318)         (129)
   -------------------------------------------------------------------------------------------------
   Pro forma net earnings (loss) attributable to common stockholders          $  208      $ (1,690)
   =================================================================================================
   Earnings (loss) per common share
      Basic                                                                   $ 0.17      $  (0.52)
      Diluted                                                                 $ 0.17      $  (0.52)
   Earnings (loss) per common share, pro forma
      Basic                                                                   $ 0.07      $  (0.60)
      Diluted                                                                 $ 0.05      $  (0.60)

(5) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the six months ended March 31, 2005. The effect of the conversion of preferred securities and the impact of stock options were antidilutive for the period ended March 31, 2004.

                                                                                     Six months ended March 31,
                                                                                  -----------------------------------
                                                                                        2005              2004
          -----------------------------------------------------------------------------------------------------------
          (Dollars in Thousands, except per share data)
          Net earnings                                                                  $      526       $   (1,561)
          Effect of conversion of preferred securities                                         203              203
          Diluted earnings per share                                                           729           (1,358)
          Weighted average common shares outstanding                                     3,012,434        3,012,434
          Effect of conversion of preferred securities                                   1,371,429        1,371,429
          Common stock equivalents due to dilutive effect of stock options                  23,404           39,062
          Total weighted average common shares and common
          share equivalents outstanding                                                  4,407,266        4,422,925
          Basic earnings per common share                                               $     0.17       $    (0.52)
          Diluted earnings per common share                                             $     0.17       $    (0.52)

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
          (CONTINUED) INFORMATION AS OF MARCH 31, 2005 AND FOR THE SIX
                         MONTHS THEN ENDED IS UNAUDITED

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total
                                                             Mortgage     Reportable    Intersegment
For the six months ended March 31,              Banking       Banking      Segments     Eliminations     Total
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Net interest income: (1)
2005                                           $  2,978      $    74       $  3,052      $      -     $   3,052
2004                                              2,937          284          3,221             -         3,221
Noninterest income:
2005                                           $  2,586      $ 2,346       $  4,932      $    (20)    $   4,912
2004                                                 85        4,392          4,477            (7)        4,470
Noninterest expense:
2005                                           $  4,985      $ 2,473       $  7,458      $    (20)    $   7,438
2004                                              5,019        4,240          9,259            (7)        9,252
Net income (loss):
2005                                           $    579      $   (53)      $    526      $      -     $     526
2004                                             (1,996)         435         (1,561)            -        (1,561)
Segment assets:
2005                                           $378,747      $13,653       $392,400      $(10,378)    $ 382,022
2004                                            532,400       14,541        546,941        (8,912)      538,029

(1) Segment net interest income reflects income after provisions for loan losses.

         The bank has entered into a new management agreement with its manager of the mortgage-banking subsidiary. Under the agreement the manager will reimburse operating expenses equal to approximately 100% of any operating loss in return for an increase in his share of net earnings from 40% to 80%. The manager has secured his performance under the management contract with acceptable collateral and may terminate the agreement anytime after June 30, 2005 or when total losses exceed $1.7 million. Reflected in the mortgage banking non-interest expense for 2005 of $2.5 million is a reduction of $972,000 by the manager of the mortgage company.

                        GREATER ATLANTIC FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
          (CONTINUED) INFORMATION AS OF MARCH 31, 2005 AND FOR THE SIX
                         MONTHS THEN ENDED IS UNAUDITED

(7) RECENT ACCOUNTING STANDARDS

         On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), "Share-Based Payment," (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the company's results of operations at the present time.

         In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB
107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the company's results of operations at the present time.

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
 INFORMATION AS OF MARCH 31, 2005 AND FOR THE SIX MONTHS THEN ENDED IS UNAUDITED

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

         The bank entered into various interest-rate swaps that total $57 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one- to three-month floating rate LIBOR. The capped range is between 1.31% - 4.41%, and expires between 1 and 5 years. The bank also entered into various interest rate caps that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the six months ended March 31, 2005 and 2004 the instruments did not meet hedge accounting requirements. The statement of operations includes net gains of $882,000 and losses of $441,000 for the six months ended March 31, 2005 and 2004, respectively.

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

         Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or market value. To deliver closed loans and to control interest rate risk prior to sale, the company enters into agreements to sell the loans while the loans are still in the pipeline. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. At March 31, 2005, the bank had $30.2 million of loans held for sale and commitments outstanding related to loans being originated for sale to investors. The effective portion of these instruments as derivatives was recorded as a net gain of $32,000 in the statement of operations at March 31, 2005.

GENERAL

         We are a savings and loan holding company, which was organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, Greater Atlantic Bank, a federally chartered savings bank, and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. Greater Atlantic Bank is a member of the Federal Home Loan Bank system and the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation insures its deposits up to applicable limits. We offer traditional banking services to customers through seven Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage Corp.

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

         At March 31, 2005 the company's total assets were $382.0 million, compared to the $434.4 million held at September 30, 2004, representing a decrease of 12.05%. Both the bank's overall asset size and customer base decreased during the period and that decline is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at March 31, 2005 were $206.8 million, a decrease of $39.6 million or 16.06% from the $246.4 million held at September 30, 2004. The decrease in loans consisted primarily of single-family and commercial business loans due in part to prepayments of principal and the bank's exchange of $23.3 million of single-family loans for mortgage-backed securities which were sold during the the period ended December 31, 2004. At March 31, 2005, investment securities were $134.6 million, a decrease of $18.4 million or 12.03% from the $153.0 million held at September 30, 2004. Deposits at March 31, 2005 were $260.1 million, a decrease of $28.9 million, which resulted primarily from the sale of the bank's branch offices located in Washington, D.C. and Winchester, Virginia. The previously announced sale of the Sterling, Virginia, branch office was completed on April 1, 2005 with the transfer of $6.7 million in deposits and with the Bank recognizing a $269,000 gain on sale. That gain will be reflected for the period ended June 30, 2005.

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

         A variety of factors impact the carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs. Determining the allowance for loan losses is a most difficult and subjective judgment. The allowance is established and maintained at a level that we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2005 AND MARCH 31, 2004

         NET INCOME. For the three months ended March 31, 2005, the company had net earnings of $65,000 or $0.04 per diluted share compared to losses of $1.3 million or $0.42 per diluted share for the three months ended March 31, 2004. The improvement in earnings of $1.3 million over the comparable period one-year ago was positively impacted by an increase in non-interest income, a decrease in non-interest expense and a decrease in the provision for loan losses. Those improvements were offset by a decrease in net interest income.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
                                                                                      -------------------------------
Three Months Ended March 31,                            2005              2004           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 2,966           $ 3,375         $ (409)         (12.12)%
   Investments                                           1,175             1,614           (439)         (27.20)
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,141             4,989           (848)         (17.00)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,512             1,377             135           9.80
   Borrowings                                            1,162             1,720           (558)         (32.44)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,674             3,097           (423)         (13.66)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,467           $ 1,892         $ (425)         (22.46)%
=====================================================================================================================

         The decrease in net interest income during the quarter ended March 31, 2005, resulted primarily from a $142.3 million decrease in the bank's average interest-earning assets offset in part by a decrease of $140.6 million in the bank's average interest-bearing liabilities and an 11 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.47% for the quarter ended March 31, 2004 to 1.58% for the quarter ended March 31, 2005. Contributing to the improvement in the banks net interest margin was a $338,000 decline in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $492,000 in the comparable period one year ago. The progress in net interest margin also resulted from the average yield on interest-earning assets increasing 5 basis points more than the increase in the average cost on interest-bearing liabilities and was partially offset by a decrease in the bank's average interest-earning assets exceeding the decrease in average interest-bearing liabilities by $1.7 million.

         INTEREST INCOME. Interest income for the three months ended March 31, 2005 decreased $848,000 compared to the three months ended March 31, 2004, primarily as a result of a decrease in the average outstanding balances of loans and investment securities. That decrease was partially offset by an increase of 57 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $423,000 decrease in interest expense for the three months ended March 31, 2005 compared to the 2004 period was principally the result of a $140.6 million decrease in average deposits and borrowed funds. The decrease in the cost of those funds was partially offset by a 52 basis point increase in the cost of funds on average deposits and borrowed funds. The increase in interest expense on deposits was primarily due to a 35 basis point increase in rates paid on certificates of deposit, savings and NOW and money market accounts. That increase was partially offset by a decrease of $15.6 million, in certificates, savings and NOW and money market accounts from $264.5 million for the three months ended March 31, 2004 to $248.9 million for the three months ended March 31, 2005. The increase in rates was primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the three months ended March 31, 2005 compared to the 2004 period was principally the result of a $125.0 million decrease in average borrowed funds and was partially offset by a 142 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $558,000 in interest expense on borrowings were an $841,000 decrease relating to average volume, offset by a $283,000 increase relating to average cost.


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

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2005                                    2004
                                     --------------------------------------  ----------------------------------------
                                                    INTEREST                                 INTEREST
                                        AVERAGE     INCOME/      AVERAGE       AVERAGE       INCOME/      AVERAGE
                                        BALANCE     EXPENSE    YIELD/ RATE     BALANCE       EXPENSE     YIELD/RATE
                                     --------------------------------------  ----------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 107,218     $ 1,650         6.16%    $ 159,264       $ 2,171        5.45%
   Consumer loans                        72,377         886         4.90        66,180           631        3.81
   Commercial business loans             41,014         430         4.19        44,572           573        5.14
                                     -----------   ---------     --------   -----------     ---------     --------
      Total loans                       220,609       2,966         5.38       270,016         3,375        5.00

Investment securities                    69,743         583         3.34       123,465           789        2.56
Mortgage-backed securities               80,913         592         2.93       120,126           825        2.75
                                     -----------   ---------     --------   -----------     ---------     --------
      Total interest-earning assets     371,265       4,141         4.46       513,607         4,989        3.89
                                                   ---------     --------                   ---------     --------
Non-earning assets                       16,873                                 18,298
                                     -----------                            -----------
  Total assets                        $ 388,138                              $ 531,905
                                     ===========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $  10,466          24         0.92     $  10,867            26        0.96
   Now and money market accounts         61,443         226         1.47        78,320           211        1.08
   Certificates of deposit              176,982       1,262         2.85       175,275         1,140        2.60
                                     -----------   ---------     --------   -----------     ---------     --------
      Total deposits                    248,891       1,512         2.43       264,462         1,377        2.08

   FHLB advances                         44,722         483         4.32       137,810           751        2.18
   Other borrowings                      60,807         679         4.47        92,754           969        4.18
                                     -----------   ---------     --------   -----------     ---------     --------
  Total interest-bearing
liabilities                             354,420       2,674         3.02       495,026         3,097        2.50
                                                   ---------     --------                   ---------     --------
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      14,458                                 13,575
Other liabilities                         1,612                                  3,223
                                     -----------                            -----------
  Total liabilities                     370,490                                511,824
Stockholders' equity                     17,648                                 20,081
                                     -----------                            -----------
  Total liabilities and
stockholders' Equity                  $ 388,138                              $ 531,905
                                     ===========                            ===========

Net interest income                                 $ 1,467                                  $ 1,892
                                                   =========                                =========
Interest rate spread                                                1.44%                                   1.39%
                                                                  ========                                ========
Net interest margin                                                 1.58%                                   1.47%
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

                                                        THREE MONTHS ENDED
                                                    MARCH 31, 2005 COMPARED TO
                                                          MARCH 31, 2004
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                               VOLUME           RATE          TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                            $    (709)       $   188        $  (521)
Consumer loans                                      59            196            255
Commercial business loans                          (46)           (97)          (143)
                                          ---------------   -------------  -------------
      Total loans                                 (696)           287           (409)
Investments                                       (343)           137           (206)
Mortgage-backed securities                        (269)            36           (233)
                                          ---------------   -------------  -------------
Total interest-earning assets                $  (1,308)       $   460        $  (848)
                                          ===============   =============  =============

Savings accounts                             $      (1)       $    (1)       $    (2)
Now and money market accounts                      (45)            60             15
Certificates of deposit                             11            111            122
                                          ---------------   -------------  -------------
  Total deposits                                   (35)           170            135
FHLB advances                                     (507)           239           (268)
Other borrowings                                  (334)            44           (290)
                                          ---------------   -------------  -------------
Total interest-bearing liabilities                (876)           453           (423)
                                          ===============   =============  =============
Change in net interest income                $    (432)       $     7        $  (425)
                                          ===============   =============  =============

         PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups, based on loan type and assigns to them a reserve percentage that reflects the industry median. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard, doubtful or loss based on the performance of the loans. Those classified loans are then individually evaluated for impairment and measured by either the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral. They are then segmented by type and assigned a reserve that reflects the underlying quality of the loan. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations.

         Non-performing assets were $1.5 million or 0.40% of total assets at March 31, 2005, with $1.5 million classified as substandard, $32,000 classified as doubtful and none classified as loss compared to non-performing assets of $937,000 or 0.17% at March 31, 2004. The increase in non-performing assets from the comparable period one-year ago, was due primarily to the Bank's $500,000 interest in a loan on a hotel property, located in Easton, Maryland, that became non-performing during the quarter. As a result, the Bank provided an increase of $112,000 in the required allowance for the Bank's non-performing loans. Overall, the provision for loan losses decreased due primarily to a $176,000 reduction in the required allowance based on the structure of the Bank's overall loan portfolio.

         NON-INTEREST INCOME. Non-interest income increased $840,000 during the quarter ended March 31, 2005, over the comparable period one year ago. That increase was primarily the result of increases of $1.5 million and $426,000 in gain on sale of investments and derivatives and other operating income, respectively, and was partially offset by a decrease of $1.1 million in gain on sale of loans. The level of gain on sale of loans during the quarter ended March 31, 2005 resulted from lower loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins than those obtained in the year-ago period. The increase in other operating income reflects the gain of $414,000 recognized from the sale of the bank's Winchester, Virginia, branch.

         The following table presents a comparison of the components of non-interest income.

                                                                                          Difference
                                                                             --------------------------------------
Three Months Ended March 31,                       2005            2004           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Gain on sale of loans                            $ 1,249       $ 2,307          $ (1,058)            (45.86)%
   Service fees on loans                                 77            54                23              42.59
   Service fees on deposits                             137           193               (56)            (29.02)
   Gain (loss) on sale of investment                      -          (156)              156             100.00
securities
   Gain (loss) on derivatives                           519          (830)            1,349             162.53
   Other operating income                               431             5               426           8,520.00
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                     $ 2,413       $ 1,573          $    840              53.40%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $918,000 from $4.7 million for the quarter ended March 31, 2004 to $3.8 million for the three months ended March 31, 2005. The decrease was primarily attributable to an $875,000 decrease in the mortgage company's non-interest expense from that incurred in the comparable period one year ago. The decrease in non-interest expense at the mortgage company level was primarily $776,000 in compensation, of which $401,000 was an expense reimbursement by the manager, coupled with decreases in other operating expenses, professional services, data processing and occupancy. Those decreases were offset by increases in advertising and furniture fixtures and equipment. Mortgage related expenses should continue to decline because of the lag in timing of such expenses compared to the decline in origination and sales volumes and with the new compensation agreement entered into with the manager of the mortgage banking subsidiary. Under the new compensation agreement, the manager will absorb 100% of any operating loss in return for an increase in his share of net earnings from 40% to 80%. The decrease in the bank's non-interest expense was $44,000 distributed over various non-interest expense categories.

         The following table presents a comparison of the components of non-interest expense.

                                                                                               Difference
                                                                                    ---------------------------------
Three Months Ended March 31,                               2005            2004         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 1,330        $ 2,181          $ (851)         (39.02)%
   Occupancy                                                  434            510             (76)         (14.90)
   Professional services                                      291            259              32           12.36
   Advertising                                                579            525              54           10.29
   Deposit insurance premium                                   21             11              10           90.91
   Furniture, fixtures and equipment                          284            257              27           10.51
   Data processing                                            313            353             (40)         (11.33)
   Other operating expense                                    562            636             (74)         (11.64)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 3,814        $ 4,732          $ (918)         (19.40)%
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

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at March 31, 2005 and the effect these obligations are expected to have on the bank's liquidity and cash flows in future periods.

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than One   Two - Three     Four - Five     After Five
                                           Total            Year          Years           Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In thousands)

   FHLB Advances (1)                      $ 41,000        $  8,000      $  8,000        $ 20,000         $ 5,000
   Reverse repurchase agreements (1)        52,667          52,667             -               -               -
   Operating leases                          6,260           1,071         2,070           1,950           1,169
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                 $ 99,927        $ 61,738      $ 10,070        $ 21,950         $ 6,169
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
                                           Total            Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In Thousands)

   Certificate of deposit maturities(1)  $ 174,463       $ 123,292       $ 40,886       $ 10,192            $ 93
   Loan originations                        64,002          64,002              -              -               -
   Unfunded lines of credit                104,299         104,299              -              -               -
   Standby letters of credit                   492             492              -              -               -
   -----------------------------------------------------------------------------------------------------------------
        Total                            $ 343,256       $ 292,085       $ 40,886       $ 10,192            $ 93
   =================================================================================================================
   (1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
                     ENDED MARCH 31, 2005 AND MARCH 31, 2004

         NET INCOME. For the six months ended March 31, 2005, the company had net earnings of $526,000 or $0.17 per diluted share compared to a loss of $1.6 million or $0.52 per diluted share for the six months ended March 31, 2004. The $2.1 million improvement in earnings over the comparable period one-year ago resulted from an increase of $442,000 in non-interest income and was coupled with decreases of $1.8 million in non-interest expense and $78,000 in provision for loan losses. Those improvements to net income were offset in part by a decrease in net interest income of $247,000. The decrease in provision was due primarily to a reduction in the required allowance needed for the bank's overall loan portfolio offset in part by an increase required for the bank's non-performing loans.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                  Difference
-----------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                                 2005             2004            Amount            %
-----------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
   Loans                                                  $ 6,269          $ 6,517            $(248)         (3.81)%
   Investments                                              2,277            3,010             (733)        (24.35)
-----------------------------------------------------------------------------------------------------------------------
Total                                                       8,546            9,527             (981)        (10.30)
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                 3,026            2,845              181           6.36
   Borrowings                                               2,465            3,380             (915)        (27.07)
-----------------------------------------------------------------------------------------------------------------------
Total                                                       5,491            6,225             (734)        (11.79)
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                       $ 3,055          $ 3,302            $(247)         (7.48)%
=======================================================================================================================

         The decline in net interest income during the six months ended March 31, 2005, resulted primarily from a $125.6 million decrease in the bank's average interest-earning assets offset in part by a decrease of $121.6 million in the bank's average interest-bearing liabilities and an 30 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.29% for the six months ended March 31, 2004 to 1.59% for the six months ended March 31, 2005. Contributing to the improvement in the bank's net interest margin was a $594,000 decline in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $1.1 million in the comparable period one year ago. The improvement in net interest margin also resulted from the average yield on interest-earning assets increasing 27 basis points more than the increase in the average cost on average interest-bearing liabilities and was partially offset by a decrease in the bank's average interest-earning assets exceeding the decrease in average interest-bearing liabilities by $4.0 million.

         INTEREST INCOME. Interest income for the six months ended March 31, 2005 decreased $981,000 compared to the six months ended March 31, 2004, primarily as a result of a decrease in the average outstanding balances of loans and investment securities. That decrease was partially offset by an increase of 71 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $734,000 decrease in interest expense for the six months ended March 31, 2005 compared to the 2004 period was principally the result of a $121.6 million decrease in average deposits and borrowed funds. The decrease in the cost of those funds was partially offset by a 44 basis point increase in the cost of funds on average deposits and borrowed funds. The increase in interest expense on deposits was primarily due to a 26 basis point increase in rates paid on certificates of deposit, savings and NOW and money market accounts. That increase was partially offset by a decrease of $14.0 million, in certificates, savings and NOW and money market accounts from $273.1 million for the six months ended March 31, 2004 to $259.1 million for the six months ended March 31, 2005. The increase in rates was primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the six months ended March 31, 2005 compared to the 2004 period was principally the result of a $107.7 million decrease in average borrowed funds and was partially offset by a 137 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $915,000 in interest expense on borrowings were a $1.5 million decrease relating to average volume, offset by a $565,000 increase relating to average cost.

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

                                                             FOR THE SIX MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2005                                    2004
                                     --------------------------------------  ----------------------------------------
                                                    INTEREST                                 INTEREST
                                        AVERAGE     INCOME/      AVERAGE       AVERAGE       INCOME/      AVERAGE
                                        BALANCE     EXPENSE    YIELD/ RATE     BALANCE       EXPENSE     YIELD/RATE
                                     --------------------------------------  ----------------------------------------
ASSETS:                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                     $110,915      $3,497        6.31%     $154,933        $4,207         5.43%
   Consumer loans                          72,794       1,718        4.72        66,001         1,253         3.80
   Commercial business loans               43,473       1,054        4.85        42,239         1,057         5.00
                                     -------------    --------     --------    ---------      ---------     --------
      Total loans                         227,182       6,269        5.52       263,173         6,517         4.95

Investment securities                      70,791       1,092        3.09       133,485         1,688         2.53
Mortgage-backed securities                 87,135       1,185        2.72       114,050         1,322         2.32
                                     -------------    --------     --------    ---------      ---------     --------
      Total interest-earning assets       385,108       8,546        4.44       510,708         9,527         3.73
                                                      --------     --------                   ---------     --------
Non-earning assets                         19,320                                17,750
                                     -------------                             ---------
  Total assets                           $404,428                              $528,458
                                     =============                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings accounts                      $ 11,803          56        0.95       $10,915            51         0.93
   Now and money market accounts           67,121         456        1.36        77,697           419         1.08
   Certificates of deposit                180,201       2,514        2.79       184,479         2,375         2.57
                                     -------------    --------     --------    ---------      ---------     --------
      Total deposits                      259,125       3,026        2.34       273,091         2,845         2.08

   FHLB advances                           45,405         972        4.28       127,030         1,431         2.25
   Other borrowings                        64,558       1,493        4.63        90,603         1,949         4.30
                                     -------------    --------     --------    ---------      ---------     --------
  Total interest-bearing liabilities      369,088       5,491        2.98       490,724         6,225         2.54
                                                      --------     --------                   ---------     --------
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits        14,978                                13,128
Other liabilities                           1,651                                 4,106
                                     -------------                             ---------
  Total liabilities                       385,717                               507,958
Stockholders' equity                       18,711                                20,500
                                     -------------                             ---------
  Total liabilities and stockholders'
   equity                                $404,428                              $528,458
                                     =============                             =========

Net interest income                                    $3,055                                  $3,302
                                                      ========                                =========
Interest rate spread                                                 1.46%                                    1.19%
                                                                   ========                                 ========
Net interest margin                                                  1.59%                                    1.29%
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

                                                             SIX MONTHS ENDED
                                                        MARCH 31, 2005 COMPARED TO
                                                              MARCH 31, 2004
                                             -------------------------------------------------
                                                          CHANGE ATTRIBUTABLE TO
                                             -------------------------------------------------
                                                 VOLUME            RATE             TOTAL
                                             -------------------------------------------------
                                                              (IN THOUSANDS)
Real estate loans                              $ (1,195)         $   485          $  (710)
Consumer loans                                      129              336              465
Commercial business loans                            31              (34)              (3)
                                             ---------------   --------------   --------------
      Total loans                                (1,035)             787             (248)
Investments                                        (793)             197             (596)
Mortgage-backed securities                         (312)             175             (137)
                                             ---------------   --------------   --------------
Total interest-earning assets                  $ (2,140)         $ 1,159          $  (981)
                                             ===============   ==============   ==============

Savings accounts                               $      4          $     1          $     5
Now and money market accounts                       (57)              94               37
Certificates of deposit                             (55)             194              139
                                             ---------------   --------------   --------------
  Total deposits                                   (108)             289              181
FHLB advances                                      (920)             461             (459)
Other borrowings                                   (560)             104             (456)
                                             ---------------   --------------   --------------
Total interest-bearing liabilities               (1,588)             854             (734)
                                             ===============   ==============   ==============
Change in net interest income                  $   (552)         $   305          $  (247)
                                             ===============   ==============   ==============

         PROVISION FOR LOAN LOSSES. Non-performing assets were $1.5 million or 0.40% of total assets at March 31, 2005, with $1.5 million classified as substandard, $32,000 classified as doubtful and none classified as loss compared to non-performing assets of $937,000 or 0.17% at March 31, 2004. The increase in non-performing assets from the comparable period one-year ago, was due primarily to the Bank's $500,000 interest in a loan on a hotel property, located in Easton, Maryland, that became non-performing during the quarter. As a result, the Bank provided an increase of $112,000 in the required allowance for the Bank's non-performing loans. Overall, the provision for loan losses decreased due primarily to a $176,000 reduction in the required allowance based on the structure of the Bank's overall loan portfolio.

         NON-INTEREST INCOME. Non-interest income increased $442,000 during the six months ended March 31, 2005, over the comparable period one year ago. That increase was primarily the result of increases of $1.7 million and $706,000 in gain on sale of investments and gains on derivatives, and other operating income, respectively, and was partially offset by a decrease of $1.9 million in gain on sale of loans. The level of gain on sale of loans during the six months ended March 31, 2005 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins than those obtained in the year-ago period. The increase in other operating income reflects the gain of $683,000 recognized from the sale of the bank's Washington D.C. and Winchester, Virginia branches.

         The following table presents a comparison of the components of non-interest income.

                                                                                          Difference
------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                         2005           2004           Amount               %
------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Non-interest income:
   Gain on sale of loans                           $ 2,327       $ 4,264        $ (1,937)            (45.43)%
   Service fees on loans                               144           113              31              27.43
   Service fees on deposits                            305           368             (63)            (17.12)
   Gain on sale of investment securities               538           156             382             244.87
   Gain (loss) on derivatives                          882          (441)          1,323             300.00
   Other operating income                              716            10             706           7,060.00
------------------------------------------------------------------------------------------------------------------
      Total non-interest income                    $ 4,912       $ 4,470        $    442               9.89%
==================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $1.8 million from $9.3 million for the six months ended March 31, 2004 to $7.4 million for the comparable period in the current year. The decrease was primarily attributable to a $1.8 million decrease in the mortgage company's non-interest expense from the comparable period one year ago as a result of decreased loan origination and sales and a new compensation agreement entered into with the manager of the mortgage banking subsidiary. The decrease in non-interest expense at the mortgage company level was primarily $1.6 million in compensation of which $972,000 was an expense reimbursement by the manager, coupled with decreases in other operating expenses, professional services, data processing and occupancy. Those decreases were offset by increases in advertising and furniture fixtures and equipment. Mortgage related expenses should continue to decline because of the lag in timing of such expenses compared to the decline in origination and sales volumes. The decrease in the bank's non-interest expense was a modest $33,000 distributed over various non-interest expense categories.

         The following table presents a comparison of the components of non-interest expense.

                                                                                                Difference
-----------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                                    2005          2004         Amount              %
-----------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                       $ 2,561       $ 4,174        $ (1,613)         (38.64)%
   Occupancy                                                    895         1,010            (115)         (11.39)
   Professional services                                        511           547             (36)          (6.58)
   Advertising                                                1,138           946             192           20.30
   Deposit insurance premium                                     32            22              10           45.45
   Furniture, fixtures and equipment                            583           515              68           13.20
   Data processing                                              637           703             (66)          (9.39)
   Other operating expense                                    1,081         1,335            (254)         (19.03)
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                   $ 7,438       $ 9,252        $ (1,814)         (19.61)%
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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $140.0 million or 36.66% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the six months ended March 31, 2005, the bank's loan purchases and originations totaled $56.5 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $33.4 million for the six months ended March 31, 2005.

         The bank has other sources of liquidity if a need for additional funds arises. At March 31, 2005, the bank had $41.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $84.7 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to meet its needs.

         At March 31, 2005, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $168.8 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2005, totaled $60.3 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         Should interest rates on deposits and borrowings rise, the interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection by effectively lengthening the re-pricing period. At March 31, 2005, we held an aggregate notional value of $30 million of caps and $57 million of swaps that pay a fixed interest rate. None of the interest rate caps had strike rates that were in effect at March 31, 2005, as current LIBOR rates were below the strike rates.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through depositor and other retail banking fees.

ITEM 4.  CONTROLS AND PROCEDURES

         (a). Evaluation of disclosure controls and procedures. The Company
              ------------------------------------------------
maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within the period, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

      (a) Greater Atlantic Financial Corp. annual Stockholder's Meeting was held on March 2, 2005.
      (b)  Omitted per instructions
      (c) A brief description of each matter voted upon at the Annual Stockholder's Meeting held on March 2, 2005 and number of votes cast for, against or withheld.

           1. Election of Directors.
                                      Votes For   Votes Against   Votes Withheld
                                      ---------   -------------   --------------
              Charles W. Calomiris    1,983,341         0            542,245
              Carroll E. Amos         1,983,341         0            542,245
              James B. Vito           2,165,844         0            359,742

      In addition to Charles W. Calomiris, Carroll E. Amos and James B. Vito, the terms of office of Directors Paul Cinquegrana, Jeffrey W. Ochsman, Jeffrey M. Gitelman and Sidney M. Bresler continued after the meeting.

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


                               Date: May 13, 2005