Form 10-Q
period 2005-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 2005-08-12
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2005

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         COMMISSION FILE NUMBER: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        54-1873112
         --------                                        ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

  10700 PARKRIDGE BOULEVARD, SUITE P50                    703-391-1300
         RESTON, VIRGINIA 20191                  (Registrant's Telephone Number,
         ----------------------                  -------------------------------
(Address of Principal Executive Offices)              Including Area Code)
----------------------------------------              --------------------
              (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X   No ____

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act):   Yes  ___    No  X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   At August 11, 2005, there were 3,020,934 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding.




                                        GREATER ATLANTIC FINANCIAL CORP.
                                          QUARTERLY REPORT ON FORM 10-Q
                                       FOR THE QUARTER ENDED JUNE 30, 2005

                                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------
Item 1. Financial Statements

      Consolidated Statements of Financial Condition
      As of June 30, 2005 (unaudited) and September 30, 2004 (audited)..................................................3

      Consolidated Statements of Operations (unaudited)
      for the three and nine months ended June 30, 2005 and June 30, 2004...............................................4

      Consolidated Statements of Comprehensive Income (Loss) (unaudited)
      for the nine months ended June 30, 2005 and June 30, 2004.........................................................5

      Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      for the nine months ended June 30, 2005 and June 30, 2004.........................................................5

      Consolidated Statements of Cash Flows (unaudited)
      for the nine months ended June 30, 2005 and June 30, 2004.........................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................27
Item 4.  Controls and Procedures.......................................................................................28

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................28
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................28
Item 3.  Defaults Upon Senior Securities...............................................................................28
Item 4.  Submission of Matters to a Vote of Security Holders...........................................................29
Item 5.  Other Information.............................................................................................29
Item 6.  Exhibits......................................................................................................29

SIGNATURES.............................................................................................................30

CERTIFICATIONS.........................................................................................................41




                                GREATER ATLANTIC FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               June 30,        September 30,
                                                                            ----------------------------------
                                                                                 2005               2004
  ------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
  (Dollars in Thousands)
  Assets
  Cash and cash equivalents                                                   $    2,375        $    2,532
  Interest bearing deposits                                                        7,752             8,071
  Investment securities
     Available-for-sale                                                          118,407           142,712
     Held-to-maturity                                                              8,313            10,295
  Loans held for sale                                                             12,697             5,528
  Loans receivable, net                                                          199,930           246,387
  Accrued interest and dividends receivable                                        1,918             1,940
  Deferred income taxes                                                            1,970             2,034
  Federal Home Loan Bank stock, at cost                                            2,683             4,085
  Other real estate owned                                                            232                 -
  Premises and equipment, net                                                      4,284             7,275
  Goodwill                                                                           956             1,284
  Prepaid expenses and other assets                                                3,500             2,227
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                                $  365,017        $  434,370
  ============================================================================================================
  Liabilities and stockholders' equity
  Liabilities
  Deposits                                                                    $  250,349        $  288,956
  Advance payments from borrowers for taxes and insurance                            299               305
  Accrued expenses and other liabilities                                           1,628             2,535
  Advances from the FHLB and other borrowings                                     86,132           116,065
  Junior subordinated debt securities                                              9,376             9,369
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              347,784           417,230
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,020,934 and 3,012,434 shares
         outstanding 2005 and 2004                                                    30                30
     Additional paid-in capital                                                   25,256            25,152
     Accumulated deficit                                                          (7,080)           (6,963)
     Accumulated other comprehensive loss                                           (973)           (1,079)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                      17,233            17,140
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                  $  365,017        $  434,370
  ============================================================================================================

See accompanying notes to consolidated financial statements



                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three Months Ended            Nine Months Ended
                                                                   June 30,                      June 30,
                                                        ------------------------------------------------------------
                                                             2005            2004          2005           2004
  ------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands, Except Per Share Data)
  Interest income
    Loans                                                    $ 3,361        $ 3,564       $ 9,630       $ 10,081
    Investments                                                1,151          1,247         3,428          4,256
  ------------------------------------------------------------------------------------------------------------------
  Total interest income                                        4,512          4,811        13,058         14,337
  ------------------------------------------------------------------------------------------------------------------

  Interest expense
    Deposits                                                   1,614          1,426         4,640          4,271
    Borrowed money                                             1,046          1,657         3,511          5,036
  ------------------------------------------------------------------------------------------------------------------
  Total interest expense                                       2,660          3,083         8,151          9,307
  ------------------------------------------------------------------------------------------------------------------
  Net interest income                                          1,852          1,728         4,907          5,030
  Provision for loan losses                                      144             52           147            132
  ------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses          1,708          1,676         4,760          4,898
  ------------------------------------------------------------------------------------------------------------------

  Noninterest income
    Fees and service charges                                     328            260           777            740
    Gain on sale of loans                                      1,205          3,597         3,532          7,861
    Gain on sale of investment securities                          -              1           538            157
    (Loss) gain on derivatives                                  (322)         1,104           560            663
    Gain on sale of branches                                     263              -           946              -
    Other operating income                                        20              5            52             14
  ------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                     1,494          4,967         6,405          9,435
  ------------------------------------------------------------------------------------------------------------------
  Noninterest expense
    Compensation and employee benefits                         1,210          2,670         3,771          6,844
    Occupancy                                                    399            647         1,294          1,658
    Professional services                                        278            153           789            699
    Advertising                                                  856            717         1,994          1,662
    Deposit insurance premium                                     41             11            72             33
    Furniture, fixtures and equipment                            252            306           836            820
    Data processing                                              265            400           902          1,102
    Other operating expenses                                     544            867         1,624          2,204
  ------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                    3,845          5,771        11,282         15,022
  ------------------------------------------------------------------------------------------------------------------
  Net (loss) income before income tax provision                 (643)           872          (117)          (689)
  Income tax provision                                             -             89             -             89
  ------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                          $  (643)       $   783       $  (117)      $   (778)
  ==================================================================================================================
  Earnings (loss) per common share
  Basic                                                      $ (0.21)       $  0.26       $ (0.04)      $  (0.26)
  Diluted                                                    $ (0.21)       $  0.20       $ (0.04)      $  (0.26)
  Weighted average common shares outstanding
  Basic                                                    3,016,175      3,012,434     3,013,681      3,012,434
  Diluted                                                  3,016,175      4,413,874     3,013,681      3,012,434


See accompanying notes to consolidated financial statements




                                  GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                              Nine months ended June 30,
                                                         -------------------------------------
                                                               2005               2004
   -------------------------------------------------------------------------------------------
   (In Thousands)
   -------------------------------------------------------------------------------------------
   Net (loss)                                                  $  (117)          $   (778)
   -------------------------------------------------------------------------------------------
   Other comprehensive income (loss), net of tax
      Unrealized gain (loss) on securities                         106             (1,339)
   -------------------------------------------------------------------------------------------
   Other comprehensive income (loss)                               106             (1,339)
   -------------------------------------------------------------------------------------------
   Comprehensive (loss)                                        $   (11)          $ (2,117)
   ===========================================================================================

                                        GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                Additional   Accumulated         Other            Total
                                       Preferred      Common     Paid-in      Earnings       Comprehensive    Stockholders'
                                         Stock        Stock      Capital      (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance at September 30, 2003             $  -         $ 30      $ 25,152       $ (3,771)         $    (71)         $ 21,340

Other comprehensive income (loss)            -            -             -              -            (1,339)           (1,339)

Net loss for the period                      -            -             -           (778)                -              (778)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                  $  -         $ 30      $ 25,152       $ (4,549)         $ (1,410)         $ 19,223
==============================================================================================================================
Balance at September 30, 2004             $  -         $ 30      $ 25,152       $ (6,963)         $ (1,079)         $ 17,140

Option exercised                                                       25                                                 25

Option compensation                          -            -            79              -                 -                79

Other comprehensive income (loss)            -            -             -              -               106               106

Net loss for the period                      -            -             -           (117)                -              (117)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                  $  -         $ 30      $ 25,256       $ (7,080)         $   (973)         $ 17,233
===============================================================================================================================



                                GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine months ended June 30,
                                                                            ------------------------------------
                                                                                  2005              2004
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net income (loss)                                                                  $  (117)           $ (778)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
  Provision for loan loss                                                              147               132
  Amortization of loan acquisition adjustment                                          (20)              (20)
  Depreciation and amortization                                                        735               708
  Loss on disposal of fixed assets                                                      87                 -
  Option compensation                                                                   79                 -
  Proceeds from sale of trading securities                                               -               (41)
  Net loss on trading securities                                                         -                41
  Realized gain on sale of investment securities                                      (538)             (198)
  Proceeds from sale of mortgage-backed securities                                     560               663
  Gain on derivatives                                                                 (560)             (663)
  Amortization of investment security premiums                                         645             1,146
  Amortization of mortgage-backed securities premiums                                  678             1,163
  Amortization of deferred fees                                                       (498)             (344)
  Discount accretion net of premium amortization                                      (278)             (304)
  Amortization of convertible preferred stock costs                                      7                 7
  Gain on sale of loans held for sale                                               (3,532)           (7,861)
(Increase) decrease in assets
  Disbursements for origination of loans                                          (200,880)         (344,726)
  Proceeds from sales of loans                                                     197,243           351,310
  Accrued interest and dividend receivable                                              21                79
  Prepaid expenses and other assets                                                   (946)             (173)
  Deferred loan fees collected, net of deferred costs incurred                         379               451
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                              (907)           (2,504)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                               (7,695)           (1,912)
----------------------------------------------------------------------------------------------------------------

                                                                                                        Continued....




                                  GREATER ATLANTIC FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                            Nine months ended June 30,
                                                                        -----------------------------------
                                                                              2005             2004
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net decrease (increase) in loans                                          $  46,495         $ (17,976)
  Disposal (purchases) of premises and equipment                                2,170            (1,151)
  Purchases of investment securities                                          (15,786)          (24,748)
  Proceeds from sale of investment securities                                       -            35,716
  Proceeds from repayments of investment securities                            15,954            25,638
  Purchases of mortgage-backed securities                                     (24,224)          (63,056)
  Proceeds from repayments of mortgage-backed securities                       27,809            43,500
  Proceeds from the sale of mortgage-backed securities                         21,919                 -
  Purchases of FHLB stock                                                      (3,796)          (14,075)
  Proceeds from sale of FHLB stock                                              5,199            13,080
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            75,740            (3,072)
-----------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net (decrease) increase in deposits                                         (38,607)              944
  Net (decrease) increase FHLB advances                                        (9,200)            9,400
  Net borrowings (repayments) on reverse repurchase agreements                (20,732)             (727)
  Capital contribution                                                             25                 -
  Increase (decrease) in advance payments by borrowers
  for taxes and insurance                                                          (7)               81
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           (68,521)            9,698
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                 (476)            4,714
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                              10,603             6,143
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                 $  10,127         $  10,857
===========================================================================================================

           See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF JUNE 30, 2005 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2004. The results of operations for the nine months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

      In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows:

                                                                 At or for the nine months
                                                                      ended June 30,
                                                          ------------------------------------
                                                                 2005              2004
  --------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Balance at beginning of period                                $ 1,600          $ 1,550
  Provisions                                                        147              132
  Total charge-offs                                                (111)            (191)
  Total recoveries                                                   14               24
  --------------------------------------------------------------------------------------------
  Net charge-offs                                                   (97)            (167)
  --------------------------------------------------------------------------------------------
  Balance at end of period                                      $ 1,650          $ 1,515
  ============================================================================================
  Ratio of net charge-offs during the period
     to average loans outstanding during the period                0.04%            0.06%
  ============================================================================================
  Allowance for loan losses to total non-performing
     loans at end of period                                       85.32%          124.18%
  ============================================================================================
  Allowance for loan losses to total loans                         0.78%            0.56%
  ============================================================================================

(3) REGULATORY MATTERS

    The capital distribution regulation of the OTS requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank paid dividends of $655,000 to the company during the year ended September 30, 2004 and $491,000 to the company during the nine months ended June 30, 2005.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2005 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At June 30, 2005, the bank was classified as a well-capitalized financial institution.

         The following presents the bank's capital position at June 30, 2005:

  ---------------------------------------------------------------------------------------------------------------
                                                 Required     Required       Actual       Actual     Surplus
                                                 Balance       Percent      Balance      Percent
  ---------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Leverage                                        $18,204         5.00%     $25,294         6.95%      $ 7,090
  Tier 1 Risk-based                               $13,787         6.00%     $25,294        11.01%      $11,507
  Total Risk-based                                $22,978        10.00%     $26,870        11.69%      $ 3,892
  ===============================================================================================================

(4) STOCK OPTIONS

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants granted prior to October 6, 2004 vested immediately upon issuance and carried a maximum term of 10 years, the exercise price for the stock options and warrants was the fair market value at grant date. An additional 104,000 shares were granted on October 6, 2004 with vesting extended over a 2-to 5-year term at a price in excess of the then current market value of the shares. As of June 30, 2005, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

  ---------------------------------------------------------------------------------------------------------------
                                                                         Number of    Exercise      Expiration
                                                                           Shares       Price          Date
  ---------------------------------------------------------------------------------------------------------------

  Balance outstanding and exercisable at September 30, 2002                190,000
  Options granted                                                                -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2003                190,000       $ 6.46
  ---------------------------------------------------------------------------------------------------------------
  Options granted                                                           36,000       $ 8.50      10-20-2013
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2004                226,000
  Options granted                                                          104,000       $ 6.75       10-6-2014
  Options exercised                                                         (8,500)      $ 4.50
  Options forfeited                                                        (55,500)      $ 6.52
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at June 30, 2005                     266,000       $ 6.91
  ===============================================================================================================

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No.
25. As allowable under SFAS 123, the Company used the Black-Scholes method to measure the compensation cost of stock options granted in fiscal 2005 with the following assumptions: risk free interest rate of 4.23%, a dividend payout

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2005 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income
(loss) would have been changed to the pro forma amounts indicated below:

                                                                     Three Months Ended         Nine Months Ended
                                                                          June 30,                  June 30,
                                                                  -------------------------- --------------------------
                                                                      2005         2004         2005         2004
-----------------------------------------------------------------------------------------------------------------------
(In Thousands, except per share data)
Net earnings (loss)                                                   $  (643)       $  783     $  (117)      $  (778)
   Deduct: Total stock-based employee compensation expense                  -          (129)       (318)         (129)
-----------------------------------------------------------------------------------------------------------------------
Pro forma net earnings (loss) attributable to common
stockholders                                                          $  (643)       $  654     $  (435)      $  (907)
=======================================================================================================================
Earnings (loss) per common share
   Basic                                                              $ (0.21)       $ 0.26     $ (0.04)      $ (0.26)
   Diluted                                                            $ (0.21)       $ 0.20     $ (0.04)      $ (0.26)
Earnings (loss) per common share, pro forma
   Basic                                                              $ (0.21)       $ 0.22     $ (0.14)      $ (0.30)
   Diluted                                                            $ (0.21)       $ 0.15     $ (0.14)      $ (0.30)

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2005 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

(5) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the nine months ended June 30, 2005 and 2004. The effect of the conversion of preferred securities and the impact of stock options were antidilutive for the periods ended June 30, 2005 and 2004.

                                                                                     Nine months ended June 30,
                                                                                  -----------------------------------
                                                                                        2005              2004
          ----------------------------------------------------------------------------------------- -----------------
          (Dollars in Thousands, except per share data)
          Net earnings                                                                  $     (117)      $     (778)
          Effect of conversion of preferred securities                                         305              305
          ----------------------------------------------------------------------------------------- -----------------
          Diluted earnings (loss)                                                              188             (473)
          Weighted average common shares outstanding                                     3,013,681        3,012,434
          Effect of conversion of preferred securities                                   1,371,429        1,371,429
          Common stock equivalents due to dilutive effect of stock options                  18,541           36,355
          Total weighted average common shares and common
          share equivalents outstanding                                                  4,403,651        4,420,218
          Basic earnings per common share                                               $    (0.04)      $    (0.26)
          Diluted earnings per common share                                             $    (0.04)      $    (0.26)

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2005 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total
                                                             Mortgage     Reportable    Intersegment
For the nine months ended June 30,              Banking       Banking      Segments     Eliminations     Total
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Net interest income: (1)
2005                                           $  4,656      $   104       $  4,760      $      -      $  4,760
2004                                              4,474          424          4,898             -         4,898
Noninterest income:
2005                                           $  2,728      $ 3,703       $  6,431      $    (26)     $  6,405
2004                                              1,419        8,036          9,455           (20)        9,435
Noninterest expense:
2005                                           $  7,422      $ 3,886       $ 11,308      $    (26)     $ 11,282
2004                                              7,808        7,234         15,042           (20)       15,022
Net income (loss):
2005                                           $    (38)     $   (79)      $   (117)     $      -      $   (117)
2004                                             (1,915)       1,137           (778)            -          (778)
Segment assets:
2005                                           $360,897      $15,609       $376,506      $(11,489)     $365,017
2004                                            498,044       10,112        508,156        (3,718)      504,438
(1) Segment net interest income reflects income after provisions for loan losses.

         As previously reported, the bank entered into a new management agreement with the manager of the bank's mortgage banking subsidiary. Under the agreement, the manager agreed to reimburse operating expenses equal to approximately 100% of any operating loss in return for an increase in his share of net earnings from 40% to 80%. The manager has secured his performance under the management contract with acceptable collateral and may terminate the agreement anytime after June 30, 2005 or when total losses exceed $1.7 million. Reflected in the $3.9 million mortgage banking non-interest expense for 2005 is a reduction of $1.8 million reimbursed by the manager of the mortgage-banking subsidiary. Subsequent to June 30, 2005, the manager paid the mortgage banking subsidiary $108,000 to cover the losses in excess of $1.7 million sustained by the mortgage-banking subsidiary. A copy of the management agreement is attached as Exhibit 10 to this Form 10-Q.

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2005 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

         In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB
107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the view of the SEC staff regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the company's results of operations at the present time. The effects on implementation would not be any different than pro forma disclosures.

(8) JUNIOR SUBORDINATED DEBT SECURITIES

         On March 20, 2002, Greater Atlantic Capital Trust I (the, "Trust"), a Delaware statutory business trust and a wholly owned unconsolidated Trust subsidiary of the company, issued $9.6 million aggregate liquidation amount (963,038 shares) of 6.50% cumulative preferred securities maturing on December 31, 2031, retaining an option to call the securities on or after December 31, 2003. Conversion of the preferred securities into the company's common stock may occur at any time on or after 60 days after the closing of the offering. The company may redeem the preferred securities, in whole or in part, at any time on or after December 31, 2003. Distributions on the preferred securities are payable quarterly on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2002. The Trust also issued 29,762 common securities to the company for $297,620. The proceeds from the sale of the preferred securities and the proceeds from the sale of the trust's common securities were utilized to purchase from the company junior subordinated debt securities of $9,928,000 bearing interest of 6.50% and maturing December 31, 2031.

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

                        GREATER ATLANTIC FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) INFORMATION AS OF JUNE 30, 2005 AND FOR THE NINE MONTHS THEN ENDED IS UNAUDITED

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

         The bank entered into various interest-rate swaps that total $24 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one- to three-month floating rate LIBOR. The capped range is between 1.67% - 3.79%, and expires between 1 and 5 years. The bank also entered into various interest rate caps that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the nine months ended June 30, 2005 and 2004 the instruments did not meet hedge accounting requirements. The statement of operations includes net gains of $560,000 and $663,000 for the nine months ended June 30, 2005 and 2004, respectively.

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

MORTGAGE BANKING ACTIVITIES

         In accordance with SFAS No. 149, the Company accounts for mortgage loan commitments related to loans originated for sale as derivative instruments. In addition, forward loan sale agreements also meet the definition of a derivative instrument under SFAS No. 133.

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

         Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or market value. To deliver closed loans and to control interest rate risk prior to sale, the company enters into agreements to sell the loans while the loans are still in the pipeline. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. At June 30, 2005, the bank had $28.0 million of loans held for sale and commitments outstanding related to loans being originated for sale to investors. The effective portion of these instruments as derivatives was recorded as a net gain of $28,000 in the statement of operations at June 30, 2005.

GENERAL

         We are a savings and loan holding company, which was organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, Greater Atlantic Bank, a federally chartered savings bank, and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. Greater Atlantic Bank is a member of the Federal Home Loan Bank system and the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation which insures its deposits up to applicable limits. We offer traditional banking services to customers through six Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area. We also originate mortgage loans for sale in the secondary market through Greater Atlantic Mortgage Corp.

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

         At June 30, 2005 the company's total assets were $365.0 million, compared to the $434.4 million held at September 30, 2004, representing a decrease of 15.97%. Both the bank's overall asset size and customer base decreased during the period and that decline is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at June 30, 2005 were $199.9 million, a decrease of $46.5 million or 18.86% from the $246.4 million held at September 30, 2004. The decrease in loans consisted primarily of single-family and commercial business loans due in part to prepayments of principal and the bank's exchange of $23.3 million of single-family loans for mortgage-backed securities which were sold during the period ended December 31, 2004. At June 30, 2005, investment securities were $126.7 million, a decrease of $26.3 million or 17.18% from the $153.0 million held at September 30, 2004. Deposits at June 30, 2005 were $250.3 million, a decrease of $38.6 million, which resulted primarily from the sale of the bank's branch offices located in Washington, D.C., Winchester, Virginia and Sterling, Virginia. The sale of the Sterling, Virginia, branch office was completed on April 1, 2005 with the transfer of $6.7 million in deposits and with the Bank recognizing a $263,000 gain on sale.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2005 AND JUNE 30, 2004

         NET INCOME. For the three months ended June 30, 2005, the company had a net loss of $643,000 or $0.21 per diluted share compared to earnings of $783,000 or $0.20 per diluted share for the three months ended June 30, 2004. The $1.4 million decline in earnings over the comparable period one-year ago resulted from a decrease of $3.5 million in non-interest income coupled with an increase of $93,000 in the provision for loan losses. That decline in income were offset in part by decreases in non-interest expense and a reduction in income tax provision totaling $2.0 million.

         NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing liabilities such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and interest-bearing liabilities in combination with the yields earned and the rates paid upon them. The correlation between the re-pricing of interest rates on assets and on liabilities also influences net interest income.

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
                                                                                      -------------------------------
Three Months Ended June,                                2005              2004           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 3,361           $ 3,564         $ (203)           (5.70)%
   Investments                                           1,151             1,247            (96)           (7.70)
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,512             4,811           (299)           (6.21)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,614             1,426            188            13.18
   Borrowings                                            1,046             1,657           (611)          (36.87)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,660             3,083           (423)          (13.72)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,852           $ 1,728         $  124             7.18%
=====================================================================================================================

         The increase in net interest income during the quarter ended June 30, 2005, resulted primarily from a 76 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.33% for the quarter ended June 30, 2004 to 2.09% for the quarter ended June 30, 2005, offset in part by interest earning assets declining by $5.1 million more than interest-bearing liabilities. Contributing to the improvement in the bank's net interest margin was a $484,000 decline in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $516,000 in the comparable period one year ago. The improvement in net interest margin also resulted from the average yield on interest-earning assets increasing 72 basis points more than the increase in the average cost of interest-bearing liabilities.

         INTEREST INCOME. Interest income for the three months ended June 30, 2005 decreased $299,000 compared to the three months ended June 30, 2004, primarily as a result of a decrease in the average outstanding balances of loans and investment securities. That decrease was partially offset by an increase of 139 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $423,000 decrease in interest expense for the three months ended June 30, 2005 compared to the 2004 period was principally the result of a $160.7 million decrease in average deposits and borrowed funds. The decrease in interest expense attributable to the decrease in average deposits and borrowings was partially offset by a 67 basis point increase in the cost of funds on average deposits and borrowed funds and was primarily due to a 67 basis point increase in rates paid on certificates of deposit, savings and NOW and money market accounts. That increase in rates paid was partially offset by a decrease of $41.2 million, in certificates, savings and NOW and money market accounts from $279.4 million for the three months ended June 30, 2004 to $238.2 million for the three months ended June 30, 2005. The increase in rates was primarily due to market rates moving higher on interest-bearing demand deposits, savings accounts and certificates and the pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the three months ended June 30, 2005 compared to the 2004 period was principally the result of a $119.4 million decrease in average borrowed funds and was partially offset by a 118 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $611,000 in interest expense on borrowings were an $845,000 decrease relating to average volume, offset in part by a $234,000 increase relating to average cost.

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

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                     -----------------------------------------------------------------------------
                                                     INTEREST                               INTEREST     AVERAGE
                                        AVERAGE      INCOME/     AVERAGE       AVERAGE       INCOME/      YIELD/
                                        BALANCE      EXPENSE   YIELD/ RATE     BALANCE       EXPENSE       RATE
                                     ------------  ---------- -------------   ----------   -----------  ----------

ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 102,853     $ 1,677         6.52%   $  164,109       $ 2,289        5.58%
   Consumer loans                        72,053         986         5.47        68,890           593        3.44
   Commercial business loans             37,246         698         7.50        52,339           682        5.21
                                      ---------     -------      ---------- -----------      --------     --------
      Total loans                       212,152       3,361         6.34       285,338         3,564        5.00

Investment securities                    69,721         639         3.67       118,395           777        2.63
Mortgage-backed securities               72,688         512         2.82       116,567           470        1.61
                                      ---------     -------      ---------- -----------      --------     --------
      Total interest-earning assets     354,561       4,512         5.09       520,300         4,811        3.70
                                                    -------                 -----------
Non-earning assets                       14,687                                 20,038
                                      ---------                             -----------
  Total assets                        $ 369,248                             $  540,338
                                      =========                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   9,085          20         0.88    $   12,477            29        0.93
   Now and money market accounts         59,881         317         2.12        79,261           211        1.06
   Certificates of deposit              169,190       1,277         3.02       187,681         1,186        2.53
                                      ---------     -------      ---------- -----------      --------     --------
      Total deposits                    238,156       1,614         2.71       279,419         1,426        2.04

   FHLB advances                         42,233         481         4.56       122,980           696        2.26
   Other borrowings                      57,069         565         3.96        95,712           961        4.02
                                      ---------                             -----------
  Total interest-bearing
   liabilities                          337,458       2,660         3.15       498,111         3,083        2.48

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      12,373                                 17,241
Other liabilities                         1,862                                  3,948
                                      ---------                             -----------
  Total liabilities                     351,693                                519,300
Stockholders' equity                     17,555                                 21,038
                                      ---------                             -----------
  Total liabilities and stockholders'
   Equity                             $ 369,248                             $  540,338
                                     ==========                             ===========
Net interest income                                 $ 1,852                                  $ 1,728
                                                    =======                                  =======
Interest rate spread                                                1.94%                                   1.22%
                                                                 ==========                               ========
Net interest margin                                                 2.09%                                   1.33%
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

                                                        THREE MONTHS ENDED
                                                    JUNE 30, 2005 COMPARED TO
                                                          JUNE 30, 2004
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                               VOLUME           RATE          TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                             $   (854)       $   242         $ (612)
Consumer loans                                      27            366            393
Commercial business loans                         (197)           213             16
                                          -----------------------------------------------
      Total loans                               (1,024)           821           (203)
Investments                                       (319)           181           (138)
Mortgage-backed securities                        (177)           219             42
                                          -----------------------------------------------
Total interest-earning assets                 $ (1,520)       $ 1,221         $ (299)
                                          ===============================================

Savings accounts                              $     (8)       $    (1)        $   (9)
Now and money market accounts                      (51)           157            106
Certificates of deposit                           (117)           208             91
                                          -----------------------------------------------
  Total deposits                                  (176)           364            188
FHLB advances                                     (457)           242           (215)
Other borrowings                                  (388)            (8)          (396)
                                          -----------------------------------------------
Total interest-bearing liabilities              (1,021)           598           (423)
                                          ===============================================
Change in net interest income                 $   (499)       $   623         $  124
                                          ===============================================

         PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups, based on loan type, and assigns to them a reserve percentage that reflects the industry median. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard, doubtful or loss based on the performance of the loans. Those classified loans are then individually evaluated for impairment and measured by either the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral. They are then segmented by type and assigned a reserve that reflects the underlying quality of the loan. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations.

         Non-performing assets were $2.2 million or 0.59% of total assets at June 30, 2005, with $1.4 million classified as substandard, $536,000 classified as doubtful and none classified as loss, compared to non-performing assets of $1.2 million or 0.24% at June 30, 2004. The increase in non-performing assets from the comparable period one-year ago was due primarily to the Bank's $500,000 interest in a loan on a hotel property, located in Easton, Maryland, and $1.0 million home loan that became non-performing. As a result, the Bank provided an increase of $369,000 in the required allowance for the Bank's non-performing loans. Overall, the provision for loan losses increased due primarily to an increase in the required allowance for non-performing loans, notwithstanding a reduction in the required allowance based on the structure of the Bank's overall loan portfolio.

         NON-INTEREST INCOME. Non-interest income decreased $3.5 million during the three months ended June 30, 2005, compared to the comparable period one year ago. That decrease was primarily the result of decreases of $2.4 million and $1.4 million in gain on sale of loans and gain on derivatives, respectively. The level of gain on sale of loans during the three months ended June 30, 2005 resulted from lower loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins on those sales than those obtained in the year-ago period. The increase in other operating income reflects the gain of $263,000 recognized from the sale of the bank's Sterling, Virginia, branch.

         The following table presents a comparison of the components of non-interest income.

                                                                                           Difference
                                                                             -----------------------------------
Three Months Ended June 30,                        2005            2004           Amount              %
----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Gain on sale of loans                            $ 1,205       $ 3,597          $ (2,392)        (66.50)%
   Service fees on loans                                203            73               130         178.08
   Service fees on deposits                             125           187               (62)        (33.16)
   Gain on sale of investment securities                  -             1                (1)       (100.00)
   Gain (loss) on derivatives                          (322)        1,104            (1,426)       (129.17)
   Other operating income                               283             5               278       5,560.00
----------------------------------------------------------------------------------------------------------------
      Total non-interest income                     $ 1,494       $ 4,967          $ (3,473)        (69.92)%
================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $1.9 million from $5.8 million for the three months ended June 30, 2004 to $3.8 million for the three months ended June 30, 2005. The decrease was primarily attributable to a $1.6 million decrease in the mortgage company's non-interest expense from that incurred in the comparable period one year ago. The decrease in non-interest expense at the mortgage company level was primarily $1.4 million in compensation, of which $799,000 was an expense reimbursement by the manager, coupled with decreases in other operating expenses, data processing and occupancy. Those decreases were offset by increases in advertising, professional services and furniture fixtures and equipment. Mortgage related expenses tend to lag the origination and sales volumes. Under his compensation agreement, the manager has contracted to absorb 100% of any operating loss up to $1.7 million in return for an increase in his share of net earnings from 40% to 80%. The decrease in the bank's non-interest expense was $353,000 distributed over various non-interest expense categories with the largest decline of $216,000 coming from occupancy expense.

         The following table presents a comparison of the components of non-interest expense.

                                                                                               Difference
                                                                                    ---------------------------------
Three Months Ended June 30,                                2005            2004         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 1,210        $ 2,670        $ (1,460)         (54.68)%
   Occupancy                                                  399            647            (248)         (38.33)
   Professional services                                      278            153             125           81.70
   Advertising                                                856            717             139           19.39
   Deposit insurance premium                                   41             11              30          272.73
   Furniture, fixtures and equipment                          252            306             (54)         (17.65)
   Data processing                                            265            400            (135)         (33.75)
   Other operating expense                                    544            867            (323)         (37.25)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 3,845        $ 5,771        $ (1,926)         (33.37)%
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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET FINANCING ARRANGEMENTS

         The following table summarizes the bank's contractual obligations at June 30, 2005 and the effect these obligations are expected to have on the bank's liquidity and cash flows in future periods.

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than One   Two - Three     Four - Five     After Five
                                           Total            Year          Years           Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In thousands)

   FHLB Advances (1)                      $ 42,000        $ 11,000       $ 6,000        $ 25,000           $   -
   Reverse repurchase agreements (1)        44,132          44,132             -               -               -
   Operating leases                          6,052           1,101         2,084           1,892             975
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                 $ 92,184        $ 56,233       $ 8,084        $ 26,892           $ 975
   =================================================================================================================

   (1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.

OTHER COMMERCIAL COMMITMENTS

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than One    Two - Three    Four - Five     After Five
                                           Total            Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In Thousands)
   Certificate of deposit maturities (1)  $ 164,253       $ 118,219       $ 36,819        $ 9,123            $ 92
   Loan originations                         60,014          60,014              -              -               -
   Unfunded lines of credit                 113,657         113,657              -              -               -
   Standby letters of credit                    177             177              -              -               -
   -----------------------------------------------------------------------------------------------------------------
        Total                             $ 338,101       $ 292,067       $ 36,819        $ 9,123            $ 92
   =================================================================================================================

   (1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.

             COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
                      ENDED JUNE 30, 2005 AND JUNE 30, 2004

         NET INCOME. For the nine months ended June 30, 2005, the company had a net loss of $117,000 or $0.04 per diluted share compared to a loss of $778,000 or $0.26 per diluted share for the nine months ended June 30, 2004. The $661,000 improvement in earnings over the comparable period one-year ago resulted from a decrease of $3.7 million in non-interest expense and was coupled with a decrease of $89,000 in provision for income tax. Those improvements in expenses were offset in part by a decrease of $3.0 million in non-interest income, a decrease in net interest income of $122,000 and an increase in provision for loan losses. The $15,000 increase in the provision was due primarily to an increase in the required allowance for non-performing loans, notwithstanding a reduction in the required allowance loan losses based on the structure of the Bank's overall loan portfolio.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                  Difference
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                 2005             2004            Amount            %
-----------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
   Loans                                                  $ 9,630         $ 10,081          $  (451)         (4.47)%
   Investments                                              3,428            4,256             (828)        (19.45)
-----------------------------------------------------------------------------------------------------------------------
Total                                                      13,058           14,337           (1,279)         (8.92)
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                 4,640            4,271              369           8.64
   Borrowings                                               3,511            5,036           (1,525)        (30.28)
-----------------------------------------------------------------------------------------------------------------------
Total                                                       8,151            9,307           (1,156)        (12.42)
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                       $ 4,907         $  5,030          $  (123)         (2.45)%
=======================================================================================================================

         The decline in net interest income during the nine months ended June 30, 2005, resulted primarily from a $136.9 million decrease in the bank's average interest-earning assets offset in part by a decrease of $134.6 million in the bank's average interest-bearing liabilities coupled with a 43 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.31% for the nine months ended June 30, 2004 to 1.74% for the nine months ended June 30, 2005. Contributing to the improvement in the bank's net interest margin was a $1.1 million decline in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $1.6 million in the comparable period one year ago. The improvement in net interest margin also resulted from the average yield on interest-earning assets increasing 39 basis points more than the increase in the average cost on average interest-bearing liabilities and was partially offset by a decrease in the bank's average interest-earning assets exceeding the decrease in average interest-bearing liabilities by $2.2 million.

         INTEREST INCOME. Interest income for the nine months ended June 30, 2005 decreased $1.3 million compared to the nine months ended June 30, 2004, primarily as a result of a decrease in the average outstanding balances of loans and investment securities. That decrease was partially offset by a 90 basis point increase of in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $1.2 million decrease in interest expense for the nine months ended June 30, 2005 compared to the 2004 period was principally the result of a $134.6 million decrease in average deposits and borrowed funds. The decrease was partially offset by a 51 basis point increase in the cost of funds on average deposits and borrowed funds. The increase in interest expense on deposits was primarily due to a 38 basis point increase in rates paid on certificates of deposit, savings and NOW and money market accounts. That increase was partially offset by a decrease of $23.1 million, in certificates, savings and NOW and money market accounts from $275.2 million for the nine months ended June 30, 2004 to $252.1 million for the nine months ended June 30, 2005. The increase in rates was primarily due to market rates moving rates higher on interest-bearing demand deposits, savings accounts and certificates and the pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the nine months ended June 30, 2005 compared to the 2004 period was principally the result of a $111.6 million decrease in average borrowed funds and was partially offset by a 132 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $1.5 million in interest expense on borrowings were a $2.3 million decrease relating to average volume, offset by a $804,000 increase relating to average cost.

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

                                                              FOR THE NINE MONTHS ENDED JUNE 30,
                                        -------------------------------------------------------------------------------
                                                     INTEREST                               INTEREST     AVERAGE
                                        AVERAGE      INCOME/     AVERAGE       AVERAGE       INCOME/       YIELD/
                                        BALANCE      EXPENSE   YIELD/ RATE     BALANCE       EXPENSE       RATE
                                     ------------  ---------- -------------   ----------   -----------  ----------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 108,227     $  5,174        6.37%    $ 157,918      $  6,496        5.48%
   Consumer loans                        72,547        2,705        4.97        66,964         1,846        3.68
   Commercial business loans             41,398        1,751        5.64        45,680         1,739        5.08
                                      ---------     --------      -------    ---------      --------      --------
      Total loans                       222,172        9,630        5.78       270,562        10,081        4.97

Investment securities                    72,544        1,731        3.18       128,455         2,465        2.56
Mortgage-backed securities               82,319        1,697        2.75       114,889         1,791        2.08
                                      ---------     --------      -------    ---------      --------      --------
      Total interest-earning assets     377,035       13,058        4.62       513,906        14,337        3.72
                                                    --------      -------                   --------      --------
Non-earning assets                       15,666                                 18,512
                                      ---------                              ---------
  Total assets                        $ 392,701                              $ 532,418
                                      =========                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $  10,897           76        0.93     $  11,436            80        0.93
   Now and money market accounts         64,707          773        1.59        78,219           630        1.07
   Certificates of deposit              176,531        3,791        2.86       185,546         3,561        2.56
                                      ---------     --------      -------    ---------      --------      --------
      Total deposits                    252,135        4,640        2.45       275,201         4,271        2.07

   FHLB advances                         44,348        1,452        4.37       125,680         2,127        2.26
   Other borrowings                      62,062        2,059        4.42        92,306         2,909        4.20
                                      ---------     --------      -------    ---------      --------      --------
  Total interest-bearing liabilities    358,545        8,151        3.03       493,187         9,307        2.52
                                                    --------      -------                   --------      --------
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      14,110                                 14,499
Other liabilities                         1,689                                  3,952
                                      ---------                              ---------
  Total liabilities                     374,344                                511,638
Stockholders' equity                     18,357                                 20,780
                                      ---------                              ---------
  Total liabilities and stockholders'
   equity                             $ 392,701                              $ 532,418
                                      =========                              =========
Net interest income                                 $  4,907                                $  5,030
                                                    ========                                ========
Interest rate spread                                                1.59%                                   1.20%
                                                                  ========                                ========
Net interest margin                                                 1.74%                                   1.31%
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

                                                            NINE MONTHS ENDED
                                                        JUNE 30, 2005 COMPARED TO
                                                              JUNE 30, 2004
                                             -------------------------------------------------
                                                          CHANGE ATTRIBUTABLE TO
                                             -------------------------------------------------
                                                 VOLUME            RATE             TOTAL
                                             -------------------------------------------------
                                                              (IN THOUSANDS)
Real estate loans                              $ (2,044)         $   722         $ (1,322)
Consumer loans                                      154              705              859
Commercial business loans                          (163)             175               12
                                             ---------------   --------------   --------------
      Total loans                                (2,053)           1,602             (451)
Investments                                      (1,073)             339             (734)
Mortgage-backed securities                         (508)             414              (94)
                                             ---------------   --------------   --------------
Total interest-earning assets                  $ (3,634)         $ 2,355         $ (1,279)
                                             ===============   ==============   ==============

Savings accounts                               $     (4)         $     -         $     (4)
Now and money market accounts                      (109)             252              143
Certificates of deposit                            (173)             403              230
                                             ---------------   --------------   --------------
  Total deposits                                   (286)             655              369
FHLB advances                                    (1,376)             701             (675)
Other borrowings                                   (953)             103             (850)
                                             ---------------   --------------   --------------
Total interest-bearing liabilities               (2,615)           1,459           (1,156)
                                             ===============   ==============   ==============
Change in net interest income                  $ (1,019)         $   896         $   (123)
                                             ===============   ==============   ==============

         PROVISION FOR LOAN LOSSES. Non-performing assets were $2.2 million or 0.59% of total assets at June 30, 2005, with $1.4 million classified as substandard, $536,000 classified as doubtful and none classified as loss, compared to non-performing assets of $1.2 million or 0.24% at June 30, 2004. The increase in non-performing assets from the comparable period one-year ago was due primarily to the Bank's $500,000 interest in a loan on a hotel property, located in Easton, Maryland, and $1.0 million home loan that became non-performing. As a result, the Bank provided an increase of $369,000 in the required allowance for the Bank's non-performing loans. The provision for loan losses increased due primarily to an increase in the required allowance for non-performing loans, notwithstanding a reduction in the required allowance based on the structure of the Bank's overall loan portfolio.

         NON-INTEREST INCOME. Non-interest income decreased $3.0 million during the nine months ended June 30, 2005, over the comparable period one year ago. That decrease was primarily the result of decreases of $4.3 million, $124,000 and $103,000 in gain on sale of loans, deposit fee income and gains on derivatives, respectively. The decrease was partially offset by increases of $984,000 in other operating income, $382,000 in gains on sale of investments and $161,000 in service fee income. The level of gain on sale of loans during the nine months ended June 30, 2005 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins on those sales than those obtained in the year-ago period. The increase in other operating income reflects the gain of $946,000 recognized from the sale of the bank's Washington D.C., Winchester and Sterling, Virginia branches.

         The following table presents a comparison of the components of non-interest income.

                                                                                          Difference
------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                         2005           2004           Amount               %
------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Non-interest income:
   Gain on sale of loans                           $ 3,532       $ 7,861        $ (4,329)             (55.07)%
   Service fees on loans                               346           185             161               87.03
   Service fees on deposits                            431           555            (124)             (22.34)
   Gain on sale of investment securities               538           157             381              242.68
   Gain (loss) on derivatives                          560           663            (103)             (15.54)
   Other operating income                              998            14             984            7,028.57
------------------------------------------------------------------------------------------------------------------
      Total non-interest income                    $ 6,405       $ 9,435        $ (3,030)             (32.11)%
==================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $3.7 million from $15.0 million for the nine months ended June 30, 2004 to $11.3 million for the comparable period in the current year. The decrease was primarily attributable to a $3.4 million decrease in the mortgage company's non-interest expense from the comparable period one year ago as a result of decreased loan origination and sales and a new compensation agreement entered into with the manager of the mortgage banking subsidiary. The decrease in non-interest expense at the mortgage company level was primarily $3.0 million in compensation of which $1.8 was an expense reimbursement by the manager, coupled with decreases in other operating expenses, professional services, data processing and occupancy. Those decreases were offset by increases in advertising and furniture fixtures and equipment. The decrease in the bank's non-interest expense was a modest $387,000 distributed over various non-interest expense categories and was primarily due to a decline of $304,000 in occupancy expense.

         The following table presents a comparison of the components of non-interest expense.

                                                                                                Difference
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                    2005          2004         Amount              %
-----------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                      $  3,771      $  6,844        $ (3,073)          (44.90)%
   Occupancy                                                  1,294         1,658            (364)          (21.95)
   Professional services                                        789           699              90            12.88
   Advertising                                                1,994         1,662             332            19.98
   Deposit insurance premium                                     72            33              39           118.18
   Furniture, fixtures and equipment                            836           820              16             1.95
   Data processing                                              902         1,102            (200)          (18.15)
   Other operating expense                                    1,624         2,204            (580)          (26.32)
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                  $ 11,282      $ 15,022        $ (3,740)          (24.90)%
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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $128.5 million or 35.21% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial borrowing and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the nine months ended June 30, 2005, the bank's loan purchases and originations totaled $80.5 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $40.0 million for the nine months ended June 30, 2005.

         The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2005, the bank had $42.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $71.5 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to meet its needs.

         At June 30, 2005, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $173.8 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2005, totaled $118.2 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         To mitigate the impact of changes in market interest rates on our interest-earning assets and interest-bearing liabilities, we actively manage the amounts and maturities of these assets and liabilities. A key component of that strategy is the origination and retention of short-term and adjustable-rate assets and the origination and sale of fixed-rate loans. We retain short-term and adjustable-rate assets because they have re-pricing characteristics that more closely match the re-pricing characteristics of our liabilities.

         To further mitigate the risk of timing differences in the re-pricing of assets and liabilities, we match our interest-earning assets with interest-bearing liabilities that have similar re-pricing characteristics. For example, we match the interest rate risk of holding fixed-rate loans with long-term deposits and borrowings, and the risk of holding ARMs with short-term deposits and borrowings. Periodically, we identify mismatches and manage them by adjusting the re-pricing characteristics of our interest-bearing liabilities with derivatives, such as interest rate caps and interest rate swaps.

         Through the use of these derivative instruments, management attempts to reduce or offset increases in interest expense related to deposits and borrowings. We use interest rate caps and pay-fixed interest rate swaps to protect against rising interest rates.

         Should interest rates on deposits and borrowings rise, the interest rate caps and pay-fixed interest rate swaps are designed to provide an additional layer of protection by effectively lengthening the re-pricing period. At June 30, 2005, we held an aggregate notional value of $30 million of caps and $24 million of swaps that pay a fixed interest rate. None of the interest rate caps had strike rates that were in effect at June 30, 2005, as current LIBOR rates were below the strike rates.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.    Other Information

Not applicable.

ITEM 6.  Exhibits

        10.0   Management Agreement
        31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
        32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
        32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

                                      Date: August 12, 2005