Form 10-K
period 2005-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2005-12-29
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [ X ].

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter was $19.0 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

 As of December 19, 2005, there were 3,020,934 shares of the registrant's Common
                 Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                                                 INDEX
PART I                                                                                                                Page
                                                                                                                      ----
Item 1.            Business.......................................................................................    3
                   Description of Business........................................................................    3
                   Market Area and Competition....................................................................    3
                   Market Risk....................................................................................    3
                   Lending Activities.............................................................................    3
                   Mortgage Banking Activities....................................................................    7
                   Asset Quality..................................................................................    8
                   Allowance for Loan Losses......................................................................    9
                   Investment Activities..........................................................................    11
                   Sources of Funds...............................................................................    14
                   Subsidiary Activities..........................................................................    16
                   Personnel......................................................................................    16
                   Regulation and Supervision.....................................................................    17
                   Federal and State Taxation.....................................................................    22
Item 1A.           Risk Factors...................................................................................    22
Item 1B.           Unresolved Staff Comments......................................................................    23
Item 2.            Properties.....................................................................................    24
Item 3.            Legal Proceedings..............................................................................    24
Item 4.            Submission of Matters to a Vote of Security Holders............................................    24
PART II
Item 5.            Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                   Equity Securities..............................................................................    25
Item 6.            Selected Financial Data........................................................................    26
Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operation...........    28
Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.....................................    43
Item 8.            Consolidated Financial Statements and Supplementary Information................................    43
Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    43
Item 9A.           Controls and Procedures........................................................................    43
Item 9B.           Other Information..............................................................................    44
PART III
Item 10.           Directors and Executive Officers of the Registrant.............................................    44
Item 11.           Executive Compensation.........................................................................    46
Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.    48
Item 13.           Certain Relationships and Related Transactions.................................................    51
Item 14.           Principal Accountant Fees and Services.........................................................    51
PART IV
Item 15.           Exhibits and Financial Statement Schedules.....................................................    51

Signatures         ...............................................................................................    52


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

LENDING ACTIVITIES

         GENERAL. Net loans receivable at September 30, 2005 were $194.9 million, a decrease of $51.5 million or 20.89% from the $246.4 million held at September 30, 2004. The decrease in loans consisted of real estate loans secured by first mortgages on residential properties, commercial business loans, consumer, and construction and land loans, offset by an increase in commercial real estate loans. Loans held for sale, net, amounted to $9.5 million at September 30, 2005 compared to $5.5 million at September 30, 2004, an increase of $4.0 million. That increase resulted primarily from loan originations exceeding the sale of loans by Greater Atlantic Mortgage.


          The following table shows the bank's loan originations, purchases, sales and principal repayments during the periods indicated:

                                                                                  Year Ended September 30,
                                                                          -----------------------------------------
                                                                              2005          2004          2003
          ---------------------------------------------------------------------------------------------------------
          (In Thousands)
          Total loans at beginning of period (1)                             $ 262,599     $ 257,247    $ 273,646
          Originations of loans for investment:
             Single-family residential                                           6,624        16,202       58,245
             Multifamily                                                             -           145        1,465
             Commercial real estate                                              9,977        11,265       14,819
             Construction                                                       19,991        17,405        8,489
             Land loans                                                         10,530        11,543       11,108
             Second trust                                                            -             -            -
             Commercial business                                                21,083        38,345       31,790
             Consumer                                                           44,205        50,937       49,975
          ---------------------------------------------------------------------------------------------------------
                Total originations and purchases for investment                112,410       145,842      175,891
          Loans originated for resale by Greater Atlantic Bank                       -             -            -
          Loans originated for resale by Greater Atlantic Mortgage             276,038       402,988      722,121
          ---------------------------------------------------------------------------------------------------------
          Total originations                                                   388,448       548,830      898,012
          Repayments                                                          (154,263)     (139,466)    (184,386)
          Sale of loans originated for resale by Greater Atlantic Bank               -             -            -
          Sale of loans originated for resale by Greater Atlantic Mortgage    (272,050)     (404,013)    (730,025)
          ---------------------------------------------------------------------------------------------------------
          Net activity in loans                                                (37,865)        5,351      (16,399)
          ---------------------------------------------------------------------------------------------------------
          Total loans at end of period (1)                                   $ 224,733     $ 262,598    $ 257,247
          =========================================================================================================

          (1) Includes loans held for sale of $9.5 million and $5.5 million at September 30, 2005 and 2004, respectively.


         LOAN PORTFOLIO.  The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                        At September 30,
                                     ----------------------------------------------------------------------------------------
                                           2005              2004              2003              2002              2001
                                     ----------------- ----------------- -----------------  ---------------- ----------------
                                      Amount  Percent   Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent
                                     ----------------------------------------------------------------------------------------
(Dollars in Thousands)
Mortgage loans:
   Single-family (1)                $ 41,434    19.25% $ 74,620   29.02% $ 95,818   38.20% $122,143    47.11% $ 84,570    47.84%
   Multi-family                          751     0.35     1,074    0.42     1,445    0.58       536     0.21       634     0.36
   Construction                       24,273    11.28    16,696    6.49    11,996    4.78    18,993     7.32    19,110    10.81
   Commercial real estate             25,531    11.86    23,023    8.95    20,533    8.19    18,932     7.30    17,977    10.17
   Land                               18,421     8.55    20,668    8.04    17,258    6.88     9,947     3.84     5,431     3.07
                                    --------   ------  --------  ------  --------  ------  --------   ------  --------   ------
      Total mortgage loans           110,410    51.29   136,081   52.92   147,050   58.63   170,551    65.78   127,722    72.25
                                    --------   ------  --------  ------  --------  ------  --------   ------  --------   ------
Commercial business and consumer loans:
   Commercial business                35,458    16.47    47,654   18.53    39,043   15.57    28,880    11.14    11,675     6.61
   Consumer:
      Home equity                     69,006    32.06    72,814   28.32    63,888   25.47    58,531    22.58    35,353    20.00
      Automobile                         100      .05       271    0.11       428    0.17       771     0.30     1,269     0.72
      Other                              274      .13       315    0.12       409    0.16       533     0.20       750     0.42
                                    --------   ------  --------  ------  --------  ------  --------   ------  --------   ------
         Total commercial business
          and consumer loans         104,838    48.71   121,054   47.08   103,768   41.37    88,715    34.22    49,047    27.75
                                    --------   ------  --------  ------  --------  ------  --------   ------  --------   ------
         Total loans                 215,248   100.00%  257,135  100.00%  250,818  100.00%  259,266   100.00%  176,769   100.00%
                                               ======            ======            ======             ======             ======
Less:
   Allowance for loan losses          (1,212)            (1,600)           (1,550)           (1,699)              (810)
   Loans in process                  (20,386)           (10,453)           (8,394)          (11,103)           (11,756)
   Unearned premium                    1,270              1,305             1,379             1,617                400
                                    --------           --------          --------          --------           --------
        Loans receivable, net       $194,920           $246,387          $242,253          $248,081           $164,603
                                    ========           ========          ========          ========           ========

(1) Includes loans secured by second trusts on single-family residential property.

         LOAN MATURITY. The following table shows the remaining contractual maturity of the bank's total loans at September 30, 2005. Loans that have adjustable rates are shown as amortizing when the interest rates are next subject to change. The table does not include the effect of future principal prepayments.

                                                                        At September 30, 2005
                                                    ---------------------------------------------------------------
                                                                         Multi-        Commercial
                                                        One- to       Family and       Business
                                                        Four-         Commercial         and              Total
                                                        Family       Real Estate       Consumer           Loans
          ---------------------------------------------------------------------------------------------------------
          (In Thousands)
          Amounts due in:
             One year or less                             $ 33,335        $ 14,230        $ 85,619        $133,184
             After one year:
             More than one year to three years               9,569           1,711           2,936          14,216
             More than three years to five years             4,244           6,391           4,626          15,261
             More than five years to 15 years                3,825           8,825           5,921          18,571
             More than 15 years                              7,893               -           5,737          13,630
          ---------------------------------------------------------------------------------------------------------
                Total amount due                          $ 58,866        $ 31,157       $ 104,839        $194,862
          =========================================================================================================

         The following table sets forth, at September 30, 2005, the dollar amount of loans contractually due after September 30, 2006, identifying whether such loans have fixed interest rates or adjustable interest rates. At September 30, 2005, the bank had $18.9 million of construction, acquisition and development, land and commercial business loans that were contractually due after September 30, 2006.

                                                                                Due After September 30, 2006
                                                                       -----------------------------------------------
                                                                           Fixed         Adjustable        Total
          ------------------------------------------------------------------------------------------------------------
          (In Thousands)
          Real estate loans:
             One- to four-family                                            $11,892         $13,640         $25,532
             Multi-family and commercial                                      9,944           6,983          16,927
          ------------------------------------------------------------------------------------------------------------
                Total real estate loans                                      21,836          20,623          42,459
          Commercial business and consumer loans                              8,262          10,957          19,219
          ------------------------------------------------------------------------------------------------------------
                Total loans                                                 $30,098         $31,580         $61,678
          ============================================================================================================

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2005, the bank's one- to four-family mortgage loans totaled $41.4 million, or 19.25% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 28.91% were fixed-rate loans and 71.09% were ARM loans.

         CONSTRUCTION AND DEVELOPMENT LENDING. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing land for sale. At September 30, 2005, construction and development loans (including land loans) totaled $42.7 million, or 19.83%, of the bank's total loans, of which, land loans totaled $18.4 million or 8.55% of total loans. Such loans are secured by a lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate generally based on the prime rate as reported in THE WALL STREET Journal. All the bank's land loans are secured by property in its primary market area.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located primarily in the bank's market area. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 2005 was $26.3 million, or 12.21% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 2005, consisted of two $4.0 million commercial real estate loans secured by real property in South Carolina and Wisconsin. The Wisconsin property is a skilled nursing facility in which the bank has a $1 million participation in the $5 million note to another bank. The South Carolina property is also a skilled nursing facility in which we are a participant with another bank.

         COMMERCIAL BUSINESS LENDING. At September 30, 2005, the bank had $35.5 million in commercial business loans which amounted to 16.47% of total loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are generally indexed to the prime rate as published in THE WALL STREET JOURNAL.

         CONSUMER LENDING. Consumer loans at September 30, 2005 amounted to $69.4 million or 32.24% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and loans on new and used automobiles. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

         The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's home equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 2005, these loans totaled $69.0 million or 32.06% of the bank's total loans and 65.82% of commercial business and consumer loans. Other types of consumer loans, primarily consisting of secured and unsecured personal loans and new and used automobile loans, totaled $374,000, or 0.18% of the bank's total loans and 0.36% of commercial business and consumer loans at September 30, 2005.

MORTGAGE BANKING ACTIVITIES

GENERAL.

         The bank's mortgage banking activities primarily consist of mortgage loans secured by single-family properties. Mortgage banking involves the origination and sale of mortgage loans for the purpose of generating gains on sale of loans and fee income on the origination of loans, in addition to loan interest income. Given current pricing in the mortgage markets, the bank generally sells the majority of its loans on a servicing-released basis. Generally, the level of loan sale activity and, therefore, its contribution to the bank's profitability depends on maintaining a sufficient volume of loan originations. Changes in the level of interest rates and the local economy affect the number of loans originated by the bank and, thus, the amount of loan sales, net interest income and loan fees earned. In recent years, the volume of Greater Atlantic Mortgage Corporation's originations has been declining, resulting in losses from mortgage banking operations, which, pursuant to agreement, the manager had agreed to fund. Greater Atlantic Mortgage originated $276.0 million, $403.0 million and $722.1 million of loans for sale during fiscal 2005, 2004 and 2003, respectively and sold $272.1 million, $404.0 million and $730.0 million of loans during fiscal 2005, 2004 and 2003, respectively.

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

LOAN COMMITMENTS AND RATE LOCKS

         Greater Atlantic Mortgage issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made with specified terms and conditions. Interest rate locks are generally offered to prospective borrowers for up to a 60-day period. The borrower may lock in the rate at any time from application until the time they wish to close the loan. The outstanding commitments of Greater Atlantic Mortgage to originate loans to be held for sale were $26.5 million at September 30, 2005. When Greater Atlantic Mortgage issues a commitment to a borrower, there is a risk that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. To control the interest rate risk caused by mortgage banking activities, the bank uses forward loan sale agreements.

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

         Under forward loan sale agreements the mortgage company is obligated to sell certain dollar amounts of mortgage loans that meet specific underwriting and legal criteria before the expiration of the commitment period. These terms include the maturity of the individual loans, the yield to the purchaser and the maximum principal amount of the individual loans. Forward loan sales protect loan sale prices from interest rate fluctuations that may occur from the time the interest rate of the loan is fixed to the time of its sale. The amounts contracted for delivery on the delivery date of the forward loan sale commitments are based upon management's estimates as to the volume of loans that will close and length of the origination commitment. However, because of the possibility of fallout (i.e., the failure to close) during the origination process forward loan sales do not provide complete interest-rate protection. Differences between the estimated volume and timing of loan originations and the actual volume and timing of loan originations can expose a mortgage company to significant losses. If a mortgage company is not able to deliver the mortgage loans during the appropriate delivery period, the mortgage company may be required to pay a non-delivery fee or repurchase the delivery commitments at current market prices. Similarly, if a mortgage company has too many loans to deliver, the mortgage company must execute additional forward loan sale commitments at current market prices, which may be unfavorable to the mortgage company. Generally, Greater Atlantic Mortgage seeks to maintain forward loan sale agreements equal to the closed loans held for sale plus those applications that it has rate locked and/or committed to close, as adjusted by the projected fallout. The ultimate accuracy of such projections will directly bear upon the amount of interest rate risk incurred by the bank. For the year ended September 30, 2005, the mortgage company had a net gain of $2,000 attributable to the underlying derivative financial instruments. At September 30, 2005, the mortgage company had outstanding commitments to sell loans of $28.0 million and commitments to originate loans of $26.5 million.

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

ASSET QUALITY

         DELINQUENT LOANS AND CLASSIFIED ASSETS. Reports listing all delinquent accounts are generated and reviewed monthly by management and the board of directors and all loans or lending relationships delinquent 30 days or more and all real estate owned ("REO") are reviewed monthly by the board of directors. The procedures taken by the bank with respect to delinquencies vary depending on the nature of the loan, the length and cause of delinquency and whether the borrower has previously been delinquent.

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

         The bank's management reviews and classifies the bank's assets on a regular basis and the Board of Directors reviews management's reports on a monthly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 2005, the bank had $1.6 million of loans designated as Substandard which consisted of three commercial business loan, four residential loans, one commercial real estate loan, one consumer loan, two home equity loans, one land loan and one construction loan. At that same date, the bank had $27,000 of assets classified as Doubtful, consisting of one commercial business loan. At September 30, 2005, the bank had no loans classified as Loss. As of September 30, 2005, the bank also had two residential loan and one commercial real estate loan, totaling $1.9 million, designated as Special Mention.

         The following table sets forth delinquencies in the bank's loans as of the dates indicated.

                                                                    At September 30,
                        ------------------------------------------------------------------------------------------------------------
                                       2005                               2004                               2003
                        -----------------------------------  ---------------------------------- ------------------------------------
                           60 - 89 Days   90 Days or More    60 - 89 Days    90 Days or More     60 - 89 Days    90 Days or More
                        ------------------ ---------------- ----------------- ----------------- ----------------- ------------------
                          Number Principal Number Principal  Number Principal Number  Principal  Number Principal Number  Principal
                           of     Balance   of     Balance    of    Balance    of     Balance     of    Balance    of     Balance
                          Loans  of Loans  Loans  of Loans   Loans  of Loans  Loans   of Loans   Loans  of Loans  Loans  of Loans
                        -----------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Mortgage loans:
     Single-family           2    $ 168      4   $    10       -     $   -       6      $ 563       2     $ 368      5   $   637
     Home equity             -        -      2       229       1       275       1         96       1       170      -         -
     Construction & Land     -        -      2       233       1       118       1         31       1       479      1        34
     Commercial real estate  -        -      1        25       -         -       1         29       -         -      1        31
     Commercial business     -        -      3     1,105       1        28       1        228       -         -      2       744
     Consumer                -        -      1         2       -         -       1          6       1         9      -         -
  -------------------------------------------------------------------------------------------------------------------------------
  Total                      2    $ 168     13   $ 1,604       3     $ 421      11      $ 953       5   $ 1,026      9   $ 1,446
  ===============================================================================================================================

         NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and REO. The bank's policy is to cease accruing interest on mortgage loans 90 days or more past due, to cease accruing interest on consumer loans 60 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), and to charge off any accrued and unpaid interest.

                                                                                    At September 30,
                                                                       --------------------------------------------
                                                                         2005    2004     2003     2002     2001
  -----------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Loans accounted for on a non-accrual basis
  Mortgage loans:
     Single-family                                                     $    10    $ 563  $   637    $  388  $ 340
     Home equity                                                           229       96        -        -       -
     Commercial real estate                                                 25       29       31        21     36
     Construction and Land                                                 233       31       34         -    122
     Commercial business                                                 1,105      228      716        45      -
     Consumer                                                                2        6        -         -      8
  -----------------------------------------------------------------------------------------------------------------
  Total non-accrual loans                                                1,604      953    1,418      454     506
  Accruing loans which are contractually past due 90 days or more            -        -       28      343     290
  -----------------------------------------------------------------------------------------------------------------
  Total of non-accrual and 90 days past due loans                        1,604      953    1,446      797     796
  Foreclosed real estate, net                                              232        -        -        -       -
  -----------------------------------------------------------------------------------------------------------------
  Total non-performing assets                                          $ 1,836    $ 953  $ 1,446    $ 797   $ 796
  =================================================================================================================
  Non-accrual loans as a percentage of loans                              0.82%    0.39%    0.59%    0.18%   0.31%
    held for investment, net
  =================================================================================================================
  Non-accrual and 90 days or more past due loans                          0.82%    0.39%    0.60%    0.32%   0.48%
    as a percentage of loans held for investment, net
  =================================================================================================================
  Non-accrual and 90 days or more past due loans                          0.47%    0.22%    0.29%    0.16%   0.21%
    as a percentage of total assets
  =================================================================================================================
  Non-performing assets as a percentage of total assets                   0.54%    0.22%    0.29%    0.16%   0.21%
  =================================================================================================================

         During the year ended September 30, 2005, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $133,000.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. There can be no assurance that the bank will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance. As of September 30, 2005, the bank's allowance for loan losses amounted to $1.2 million or 0.56% of total loans. While the allowance for loan losses to total non-performing loans at September 30, 2005 is 75.56%, the allowance as a percentage of total loans declined 6 basis points when compared to September 30, 2004. A $219,000 provision for loan losses was recorded during the year ended September 30, 2005, compared to a provision of $209,000 during the year ended September 30, 2004. The increase in non-performing assets from the year ago period was due to the non-performing status of one of the bank's commercial business loans. The increase in provision was due primarily to an increase in the required provision for that loan.

         The following table sets forth activity in the bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

                                                                                    Year Ended September 30,
                                                                   -----------------------------------------------------------
                                                                      2005        2004        2003        2002       2001
  ----------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Balance at beginning of period                                    $ 1,600     $ 1,550     $ 1,699      $   810    $  765
  Provisions                                                            219         209         855          968        55
  Dominion reserves                                                       -           -           -            -       100
  Charge-offs:
  Mortgage loans:
     Single-family                                                       33          20         162          64         66
     Commercial real estate                                               -           -          22           -          -
  Commercial business                                                   584         177         828           7         53
  Consumer                                                                8           3           8          27         12
  ----------------------------------------------------------------------------------------------------------------------------
  Total charge-offs                                                     625         200       1,020          98        131
  Recoveries:
  Mortgage loans:
     Single-family                                                        2          29           6           12        21
     Commercial real estate                                               -           -           -            -         -
  Commercial business                                                    15          10           4            -         -
  Consumer                                                                1           2           6            7         -
  ----------------------------------------------------------------------------------------------------------------------------
  Total recoveries                                                       18          41          16           19        21
  Net charge-offs                                                       607         159       1,004           79       110
  ----------------------------------------------------------------------------------------------------------------------------
  Balance at end of period                                          $ 1,212     $ 1,600     $ 1,550      $ 1,699    $  810
  ============================================================================================================================
  Ratio of net charge-offs during the period                           0.28%       0.06%       0.36%       0.03%      0.07%
     to average loans outstanding during the period
  ============================================================================================================================
  Allowance for loan losses to total non-performing
      loans at end of period                                          75.56%     167.89%     109.31%     374.23%    160.08%
  ============================================================================================================================
  Allowance for loan losses to total loans                             0.56%       0.62%       0.62%       0.66%      0.46%
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

                                                                     At September 30,
                               ---------------------------------------------------------------------------------------------------
                                       2005              2004                2003                 2002                2001
                               ------------------- ----------------- -------------------- -------------------- -------------------
                                       Percent of         Percent of           Percent of          Percent of           Percent of
                                        Loans in          Loans in              Loans in            Loans in             Loans in
                                         Each               Each                 Each                 Each                 Each
                                       Category           Category             Category             Category             Category
                                       to Total           to Total             to Total             to Total              to Total
                               Amount    Loans     Amount   Loans    Amount      Loans    Amount      Loans    Amount      Loans
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Mortgage loans:
   Single-family               $   35    19.25%   $  110    29.02%  $  141     38.20%     $  148    47.11%      $ 95       47.84%
   Multi-family                     6     0.35         8     0.42       11      0.58           4     0.21          5        0.36
   Construction                    72    11.28        78     6.49       80      4.78          80     7.32         74       10.81
   Commercial real estate         328    11.86       233     8.95      208      8.19         219     7.30        195       10.17
   Land                           155     8.55       175     8.04      132      6.88          72     3.84         53        3.07
-----------------------------------------------------------------------------------------------------------------------------------
      Total mortgage loans        596    51.29       604    52.92      572     58.63         523    65.78        422       72.25
-----------------------------------------------------------------------------------------------------------------------------------
Commercial and Consumer:
   Commercial                     407    16.47       515    18.53      770     15.57       1,005    11.14        263        6.61
   Consumer:
      Home equity                 195    32.06       213    28.32      159     25.47         151    22.58         88       20.00
      Automobile                    5     0.18         9     0.23       13      0.33          20     0.50         31        1.14
-----------------------------------------------------------------------------------------------------------------------------------
       Total commercial and
        consumer                  607    48.71       737    47.08      942     41.37       1,176    34.22        382       27.75
-----------------------------------------------------------------------------------------------------------------------------------
Unallocated                         9      N/A       259      N/A       36       N/A           -      N/A          6         N/A
-----------------------------------------------------------------------------------------------------------------------------------
Total                          $1,212   100.00%   $1,600   100.00%  $1,550    100.00%     $1,699   100.00%      $810      100.00%
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

         At September 30, 2005, the bank had invested $57.3 million in mortgage-backed securities, or 16.81% of total assets, of which $56.9 million were classified as available-for-sale and $438,000 were classified as held-to-maturity. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.


         The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment portfolio at the dates indicated.

                                                                 At September 30,
                                  -------------------------------------------------------------------------------
                                            2005                       2004                      2003
                                  -------------------------- ------------------------ ---------------------------
                                                Estimated                  Estimated                 Estimated
                                    Amortized     Market      Amortized      Market     Amortized     Market
                                      Cost        Value          Cost        Value         Cost        Value
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Available-for-sale:
     Corporate debt securities      $  6,736     $  6,736       $  3,923    $  3,928      $  2,892    $  2,918
     CMOs                             14,446       14,454          9,812       9,823         8,805       8,792
     U.S. Government SBA's            30,239       29,781         36,919      36,721       113,431     113,862
     FHLMC MBS's                       9,044        8,969         14,146      14,085        11,477      11,442
     FNMA MBS's                       35,548       34,947         61,195      60,302        70,684      70,355
     GNMA MBS's                       13,097       12,942         17,946      17,853         4,032       4,039
  ---------------------------------------------------------------------------------------------------------------
        Total available-for-sale     109,110      107,829        143,941     142,712       211,321     211,408
  ---------------------------------------------------------------------------------------------------------------
  Held-to-maturity:
     Corporate debt securities         1,000        1,020          1,003       1,065         1,012       1,094
     U.S. Government SBA's             6,531        6,213          8,810       8,427        11,465      11,121
     FHLMC MBS's                         236          235            245         247           444         455
     FNMA MBS's                          202          198            237         235           455         468
  ---------------------------------------------------------------------------------------------------------------
        Total held-to-maturity         7,969        7,666         10,295       9,974        13,376      13,138
  ---------------------------------------------------------------------------------------------------------------
        Total investment
        securities                  $117,079     $115,495       $154,236    $152,686      $224,697    $224,546
  ===============================================================================================================
  Investment securities with:
     Fixed rates                     $ 1,000      $ 1,020       $  1,003     $ 1,065       $ 1,012     $ 1,122
     Adjustable rates                 57,952       57,184         59,464      58,899       136,593     136,665
  Mortgage-backed securities with:
     Fixed rates                         393          376            551         541         1,169       1,169
     Adjustable rates                 57,734       56,915         93,218      92,181        85,923      85,590
  ---------------------------------------------------------------------------------------------------------------
        Total                       $117,079     $115,495       $154,236    $152,686      $224,697    $224,546
  ===============================================================================================================

         As of September 30, 2005, the bank held investments in available for sale with unrealized holding losses totaling $1.5 million, all losses are considered other than temporary, consisting of the following:

                                     Less than 12 months         12 months or more               Total
                                  -------------------------- ------------------------- --------------------------
  Description of Securities           Fair     Unrealized        Fair      Unrealized      Fair      Unrealized
                                     Value       Losses          Value       Losses        Value       Losses
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands)
     Corporate debt securities      $  5,018      $    39          $   -        $  -      $  5,018      $   39
     CMOs                              6,234           25              -           -         6,234          25
  U.S. Government securities
     SBA                              21,960          570              -           -        21,960         570
     GNMA                             12,942          155              -           -        12,942         155
  U.S. Government agency securities:
     FHLMC MBS's                       5,021           86              -           -         5,021          85
     FNMA MBS's                       28,362          613            353          17        28,715         630
  ---------------------------------------------------------------------------------------------------------------
        Total                       $ 79,537      $ 1,488          $ 353        $ 17      $ 79,890     $ 1,504
  ===============================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities available-for-sale and mortgage-backed securities available-for-sale.

                                                                   At September 30, 2005
                             --------------------------------------------------------------------------------------------------
                                                   More than One     More than Five
                              One Year or Less     Year to Five     Years to Ten Years    More than Ten Years       Total
                              -------------------------------------------------------------------------------------------------
                                       Weighted            Weighted            Weighted            Weighted           Weighted
                              Carrying  Average   Carrying  Average  Carrying   Average  Carrying   Average  Carrying  Average
                               Value     Yield     Value    Yield     Value     Yield     Value     Yield     Value     Yield
 ------------------------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
  Investment securities available-for-sale:
  Adjustable-rate securities:
    CMO's                      $ -           - %   $  -          - %  $    -         -%  $ 14,454     3.92%  $ 14,454     3.92%
    Corporate debt               -           -        -          -     2,977      5.50      3,759     3.63      6,736     4.45
    U.S. Government SBA's        -           -      170       4.98     1,063      5.31     28,548     3.99     29,781     4.05
 ------------------------------------------------------------------------------------------------------------------------------
        Total                    -           -      170       4.98     4,040      5.45     46,761     3.94     50,971     4.06
 ------------------------------------------------------------------------------------------------------------------------------
 MBS's available-for-sale:
  Adjustable-rate securities:
    FHLMC                        -           -        -          -         -         -      8,969     3.33      8,969     3.33
    FNMA                         -           -        -          -         -         -     34,595     2.27     34,595     2.27
    GNMA                         -           -       48       3.33         -         -     12,893     3.46     12,941     3.46
 ------------------------------------------------------------------------------------------------------------------------------
        Total                    -           -       48       3.33         -         -     56,457     2.70     56,505     2.71
 ------------------------------------------------------------------------------------------------------------------------------
  MBS'S fixed-rate:
    FNMA                         -           -        -          -       353      6.54          -        -        353     6.54
 ------------------------------------------------------------------------------------------------------------------------------
        Total                    -           -        -          -       353      6.54          -        -        353     6.54
 ------------------------------------------------------------------------------------------------------------------------------
 Total mortgage-backed
  securities available-for-sale  -           -       48       3.33       353      6.54     56,457     2.70     56,858     2.73
 ------------------------------------------------------------------------------------------------------------------------------
 Total investment portfolio    $ -           - %   $218       4.61%   $4,393      5.54%  $103,218     3.25%  $107,829     3.35%
 ==============================================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities held-to-maturity and mortgage-backed securities held to maturity.

                                                                   At September 30, 2005
                             --------------------------------------------------------------------------------------------------
                                                   More than One     More than Five
                              One Year or Less     Year to Five     Years to Ten Years    More than Ten Years       Total
                              -------------------------------------------------------------------------------------------------
                                       Weighted            Weighted            Weighted            Weighted           Weighted
                              Carrying  Average   Carrying  Average  Carrying   Average  Carrying   Average  Carrying  Average
                               Value     Yield     Value    Yield     Value     Yield     Value     Yield     Value     Yield
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
 Investment securities held-to-maturity:
 Adjustable-rate securities:
   U.S. Government SBA's        $    -        -%    $408      3.87%   $253     3.46%  $5,870     3.09%   $6,531      3.16%
 Fixed-rate:
   Corporate debt                1,000     7.15        -         -       -        -        -        -     1,000      7.15
-------------------------------------------------------------------------------------------------------------------------------
Total investment securities
  held-to-maturity               1,000     7.15      408      3.87     253     3.46    5,870     3.09     7,531      3.73
-------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
held-to-maturity:
 Adjustable-rate securities:
   FHLMC                             -        -        -         -       -        -      236     5.61       236      5.61
   FNMA                              -        -        -         -       -        -      178     5.65       178      5.65
-------------------------------------------------------------------------------------------------------------------------------
       Total                         -        -        -         -       -        -      414     5.63       414      5.63
-------------------------------------------------------------------------------------------------------------------------------
 Fixed-rate:
   FNMA                              -        -        -         -       -        -       24     6.50        24      6.50
-------------------------------------------------------------------------------------------------------------------------------
       Total                         -        -        -         -       -        -       24     6.50        24      6.50
-------------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed securities
 held-to-maturity                    -        -        -         -       -        -      438     5.32       438      5.68
-------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity
 investments                    $1,000     7.15%    $408      3.87%   $253     3.46%  $6,308     3.29%   $7,969      3.85%
===============================================================================================================================

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

         At September 30, 2005, $99.2 million, or 68.00% of the bank's certificate of deposit accounts were to mature within one year.

         The following table sets forth the distribution and the rates paid on each category of the bank's deposits.

                                                                    At September 30,
                                      ------------------------------------------------------------------------------
                                                      2005                                    2004
                                      -------------------------------------- ---------------------------------------
                                                    Percent of                            Percent of
                                                      Total        Rate                      Total         Rate
                                        Balance      Deposits      Paid        Balance     Deposits        Paid
--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Savings accounts                        $  8,078           3.40%       0.99%   $ 14,266           4.94%        0.98%
Now and money market accounts             66,638          28.02        2.75      74,185          25.67         1.16
Certificates of deposit                  145,912          61.36        3.32     182,056          63.01         2.60
Noninterest-bearing deposits:
    Demand deposits                       17,166           7.22           -      18,449           6.38            -
--------------------------------------------------------------------------------------------------------------------
        Total deposits                  $237,794         100.00%       2.84%   $288,956         100.00%        1.98%
====================================================================================================================

         The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.

                                                                               At September 30, 2005
                                                                            -----------------------------
                                                                              Amount            Rate
         ------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Balance maturing:
         Three months or less                                                 $ 47,400              3.04%
         Three months to one year                                               51,821              3.12
         One year to three years                                                38,627              3.80
         Over three years                                                        8,064              3.99
         ------------------------------------------------------------------------------------------------
                  Total                                                       $145,912              3.32%
         ================================================================================================

         At September 30, 2005, the bank had $46.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                   Maturity Period                                           Weighed
                                                                                              Average
                                                                                Amount         Rate
         ------------------------------------------------------------------------------------------------
         Three months or less                                                     $26,778          3.13%
         Over 3 through 6 months                                                    4,236          3.05
         Over 6 through 12 months                                                   5,095          3.26
         Over 12 months                                                             9,974          3.81
         ------------------------------------------------------------------------------------------------
               Total                                                              $46,083          3.28%
         ================================================================================================

         The following table sets forth the deposit activity of the bank for the periods indicated.

                                                                At or For the Year Ended September 30,
                                                              -------------------------------------------
                                                                   2005          2004          2003
         ------------------------------------------------------------------------------------------------
         (In Thousands)
         Balance at beginning of period                           $288,956      $297,876      $281,877

         Net deposits (withdrawals) before interest credited       (57,499)      (14,671)        9,326
         Interest credited                                           6,337         5,751         6,673
         ------------------------------------------------------------------------------------------------
         Net increase (decrease) in deposits                       (51,162)       (8,920)       15,999
         ------------------------------------------------------------------------------------------------
            Ending balance                                        $237,794      $288,956      $297,876
         ================================================================================================

         BORROWINGS. At September 30, 2005, borrowings consisted of FHLB advances and reverse repurchase agreements totaling $76.5 million. FHLB advances amounted to $38.0 million at September 30, 2005, a decrease from the $51.2 million outstanding at September 30, 2004, and other borrowings (reverse repurchase agreements) amounted to $38.5 million, a decrease of $26.4 million compared to $64.9 million at September 30, 2004. During the fiscal year ended September 30, 2005, all reverse repurchase agreements represented agreements to repurchase the same securities.

         The following table sets forth information regarding the bank's borrowed funds:

                                                                                 At or For the Year Ended September 30,
                                                                                ------------------------------------------
                                                                                     2005           2004         2003
         -----------------------------------------------------------------------------------------------------------------
         FHLB Advances:
         Average balance outstanding                                                 $ 44,422     $ 116,155   $ 102,868
         Maximum amount outstanding at any month-end during the period                 49,200       142,250     124,150
         Balance outstanding at end of period                                          38,000        51,200      86,800
         Weighted average interest rate during the period                                4.47%         2.39%       2.58%
         Weighted average interest rate at end of period                                 4.85%         3.93%       2.72%

         Reverse repurchase agreements:
         Average balance outstanding                                                   58,837        89,734      86,225
         Maximum amount outstanding at any month-end during the period                 62,846        93,730      89,850
         Balance outstanding at end of period                                          38,479        64,865      77,835
         Weighted average interest rate during the period                                4.37%         4.26%       4.31%
         Weighted average interest rate at end of period                                 3.69%         1.98%       1.25%

SUBSIDIARY ACTIVITIES

         We have two subsidiaries, the bank and Greater Atlantic Capital Trust
I. We established the Trust in January 2002 to issue certain convertible preferred securities which we completed in March 2002. See discussion of the Trust in Note 20 to the financial statements. The bank has one wholly-owned subsidiary, Greater Atlantic Mortgage Corporation, and, in furtherance of our community banking focus, we have expanded the operations of Greater Atlantic Mortgage in order to diversify our revenue stream and support our growth. The strategy of Greater Atlantic Mortgage is to originate mortgage loans for sale in the secondary market and to develop profitable niche mortgage products, as had been done with the Federal Housing Administration ("FHA") streamline refinancings. Currently, the operations of Greater Atlantic Mortgage employ approximately 61 persons in Tysons Corner, and Reston, Virginia and Rockville, Maryland. For the fiscal year ended September 30, 2005, Greater Atlantic Mortgage originated $276.0 million of single-family residential loans, respectively, the majority of which consisted of loans insured by the FHA or partially guaranteed by the Veterans Administration ("VA") which were pre-sold in the secondary market with servicing released.

PERSONNEL

         As of September 30, 2005, we had 115 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

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

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At September 30, 2005, the Bank met each of its capital requirements.

         The following table presents the bank's capital position at September 30, 2005.

                                                                                                     Capital
                                                                                Excess       ---------------------------
                                                   Actual        Required     (Deficiency)      Actual       Required
                                                   Capital        Capital       Amount         Percent      Percent
         ---------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Tangible                                  $23,814         $ 5,099       $18,715           7.01%        1.50%
         Core (Leverage)                            23,814          13,598        10,216           7.01         4.00
         Risk-based                                 24,913          17,702         7,211          11.26         8.00

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

         The Bank's assessment rate for the fiscal year 2005 was 2.22 basis points and the total assessment paid for this period (including the FICO assessment) was $116,575. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30, 2005, Greater Atlantic's limit on loans to one borrower was $3.8 million, and Greater Atlantic's largest aggregate outstanding loan to one borrower was $4.0 million. Loans in excess of the loans to one borrower limit will be sold in the form of a participation.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2005, Greater Atlantic maintained 82% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

         ASSESSMENTS. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in Greater Atlantic's latest quarterly thrift financial report. The assessments paid by Greater Atlantic for the fiscal year ended September 30, 2005, totaled $144,304.

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

FEDERAL HOME LOAN BANK SYSTEM

         Greater Atlantic is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Greater Atlantic, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Greater Atlantic was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2005 of $2.5 million.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to $48.3 million; for $48.3 million the required reserve is $1.2 million, and, for amounts in excess of $48.3 million the required ratio is 10%. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

         CORPORATE ALTERNATIVE MINIMUM TAX ("AMT"). The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI could be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). Since the Company and the bank have net operating losses for the 2005 fiscal year, they do not record a provision for income taxes.

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

STATE AND LOCAL TAXATION

         COMMONWEALTH OF VIRGINIA. The Commonwealth of Virginia imposes a tax at the rate of 6.0% on the "Virginia taxable income" of the company. Virginia taxable income is equal to federal taxable income with certain adjustments. Significant modifications include the subtraction from federal taxable income of interest or dividends on obligations or securities of the United States that are exempt from state income taxes.

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

ITEM 1A. RISK FACTORS

ADVERSE IMPACT ON EARNINGS FROM TERMINATION OF A CONTRACT TO MANAGE THE COMPANY'S MORTGAGE BANKING SUBSIDIARY.

         Effective October 1, 2004, Greater Atlantic Mortgage entered into an agreement with the manager of Greater Atlantic Mortgage designed to reduce the bank's exposure to losses from mortgage banking operations. The agreement provided for the manager to reimburse 100% of the losses incurred by Greater Atlantic Mortgage in return for 80% of net earnings with provision made for settlement on a quarterly basis. As required by that agreement, the manager reimbursed Greater Atlantic Mortgage $363,000 and posted $1,300,000 in escrow to cover Greater Atlantic Mortgage's future losses. The agreement contained a provision that the manager's obligation to fund losses did not exceed the amount in the escrow.

         Under the agreement, if Greater Atlantic Mortgage sustained losses in excess of the amount in the escrow, and the manager did not restore those losses within 15 days of demand, Greater Atlantic Mortgage's recourse was to terminate the agreement. At June 30, 2005, the $1,300,000 in the escrow had been depleted, the manager contributed $108,000 to Greater Atlantic Mortgage to make up the deficiency and the agreement was continued for three months.

         During the three months ended September 30, 2005, the losses at Greater Atlantic Mortgage continued and reached approximately $993,000. Because the escrow account was depleted and the manager had not posted sufficient collateral to securitize the account receivable due from him, the Bank's earnings were reduced by the $993,000 loss.

         The manager expressed concern that Greater Atlantic Mortgage would terminate the 2004 agreement if it did not make up the loss incurred during the September 30, 2005 quarter, and, in order to institute negotiations, and obtain security which would substantially improve Greater Atlantic Mortgage's position, the manager was provided extensions of time for the payment of the loss sustained in the September 2005 quarter. During the negotiations, the manager indicated that he would be willing to make up the loss but only if Greater Atlantic Mortgage continued operations.

         Working under extensions to the existing agreement, Greater Atlantic Mortgage attempted to obtain an amendment to the agreement and obtain additional collateral from the manager. Based on the progress of those negotiations, and the need for the Bank to obtain regulatory approval for any amendment the Company has concluded that an agreement cannot be reached in a timely fashion and, therefore, that collection of the receivable is not assured. Accordingly, at September 30, 2005, the Company set up a reserve for loss and charged $993,000 against earnings to account for the funds that would otherwise have been contributed by the manager.

         If a satisfactory amended agreement is not entered into, the Company will consider terminating the existing agreement and recognize an additional loss for the three months ending December 31, 2005. That loss is currently estimated to be $775,000 due to the unprofitable operations of the Mortgage Company.

         The Company may at a future date determine to shut down the operations or sell Greater Atlantic Mortgage. That could result in a further loss to the Company. While the amount of that loss is not reasonably determinable at this time, it is estimated that the charge to earnings from the discontinuance or sale could amount to approximately $1.7 million.

         We will continue to negotiate with the manager to obtain an acceptable agreement and seek regulatory approval. There are no assurances that such an amended agreement will be entered into or that such approval will be obtained.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         The Company has no unresolved staff comments for the period ending September 30, 2005.

ITEM 2.  PROPERTIES

         During fiscal year 2005, we conducted our business from six full-service banking offices and our administrative office. The following table sets forth certain information concerning the bank's offices as of September 30, 2005.

                                                                                                   Net Book Value
                                                                                                   of Property or
                                                                                                      Leasehold
                                                                      Original                      Improvements
                                                                         Year        Date of             at
                                                         Leased or    Leased or       Lease         September 30,
  Location                                                 Owned      Acquired     Expiration           2005
  ------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  ADMINISTRATIVE OFFICES:
  10700 Parkridge Boulevard
  Reston, Virginia 20191                                Leased          1998        01-31-11           $  170
  BRANCH OFFICES:
  11834 Rockville Pike
  Rockville, Maryland 20852                             Leased          1998        06-30-09               12
  8070 Ritchie Highway
  Pasadena, Maryland 21122                              Leased          1998        08-31-08               28
  10700 Parkridge Boulevard
  Reston, Virginia 20191                                Leased          2004        01-31-11              485
  43086 Peacock Market Plaza
  South Riding, Virginia 20152                          Leased          2000        06-30-15              250
  1 South Royal Avenue
  Front Royal, Virginia 22630                           Owned           1977                              688
  9484 Congress Street
  New Market, Virginia 22844                            Owned           1989                              424
  LOAN OFFICE:
  2200 Defense Highway
  Crofton, Maryland 21114                               Leased          2002        11-30-08                1
  12530 Parklawn Drive, Suite 170
  Rockville, Maryland 20852                             Leased          2005        06-30-10               52
  GREATER ATLANTIC MORTGAGE OFFICES:
  8230 Old Courthouse Road
  Vienna, Virginia 22182                                Leased          1995        12-31-05                1
  11300 Rockville Pike
  Rockville, Maryland 20852                             Leased          2001        12-31-09                3
  11491 Sunset Hills Road, Suite 310
  Reston, Virginia 20190                                Leased          2005        11-01-07                -

  ------------------------------------------------------------------------------------------------------------------
                                                                                             Total     $2,114
  ==================================================================================================================

         The total net book value of the company's furniture, fixtures and equipment at September 30, 2005 was $4.2 million. The properties are considered by management to be in good condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 2005, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION. The company's stock trades on the NASDAQ Stock Market (ticker symbol GAFC). At September 30, 2005, there were approximately 440 stockholders of record. The following table sets forth market price information, based on closing prices, as reported by the NASDAQ for the common stock high and low closing prices for the periods indicated.

                                      First Quarter      Second                            Fourth Quarter
                                         Ended        Quarter Ended     Third Quarter         Ended
                                      December 31       March 31        Ended June 30      September 30
      ----------------------------------------------------------------------------------------------------
      Fiscal Year 2005
      High                                7.08              6.46             6.20              5.62
      Low                                 6.01              5.77             5.03              5.10

      Fiscal Year 2004
      High                                8.30              8.20             7.70              6.53
      Low                                 7.50              7.27             6.00              5.78
      ----------------------------------------------------------------------------------------------------

         These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The company has not sold any unregistered securities and did not repurchase any of its equity securities in the fiscal year ended September 30, 2005.


ITEM 6.  SELECTED FINANCIAL DATA

         You should read the following Selected Consolidated Financial Data in conjunction with our Consolidated Financial Statements and the notes thereto, the information contained in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and other financial information included elsewhere in this Annual Report.

  --------------------------------------------------------------------------------------------------------------
  At or For the Years Ended September 30,                2005        2004       2003       2002        2001
  --------------------------------------------------------------------------------------------------------------
  (In Thousands, Except Per Share Data)
  Consolidated Statements of Operations Data:
     Interest income                                   $17,436     $18,962    $20,987    $21,782     $23,623
     Interest expense                                   10,893      12,355     13,049     13,735      17,247
  --------------------------------------------------------------------------------------------------------------
     Net interest income                                 6,543       6,607      7,938      8,047       6,376
     Provision for loan losses                             219         209        855        968          55
  --------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan
      losses                                             6,324       6,398      7,083      7,079       6,321
     Noninterest income                                  8,317       9,929     18,889      6,178       5,707
     Noninterest expense                                16,199      19,430     23,711     15,839      12,550
  --------------------------------------------------------------------------------------------------------------
     (Loss) income before taxes                        (1,558)     (3,103)      2,261    (2,582)       (522)
     Income tax provision (benefit)                          -          89          -          -           -
  --------------------------------------------------------------------------------------------------------------
     Net (loss) income                                $(1,558)    $(3,192)     $2,261   $(2,582)     $ (522)
  ==============================================================================================================

  Per Share Data:
     Net income (loss):
     Basic                                              $(0.52)     $(1.06)      $0.75    $(0.86)     $(0.17)
     Diluted                                            $(0.52)     $(1.06)      $0.60    $(0.86)     $(0.17)
     Book value                                            5.18        5.65       7.08       6.33        7.04
     Tangible book value                                   5.22        5.59       6.68       5.93        6.80
     Weighted average shares outstanding:
     Basic                                            3,015,509   3,012,434  3,012,434  3,010,420   3,007,434
     Diluted                                          3,015,509   3,012,434  4,413,462  3,010,420   3,007,434

  Consolidated Statements of Financial Condition Data:
     Total assets                                      $340,809    $434,370   $499,354   $502,678    $370,604
     Total loans receivable, net                        194,920     246,387    242,253    248,081     164,603
     Allowance for loan losses                            1,212       1,600      1,550      1,699         810
     Mortgage-loans held for sale                         9,517       5,528      6,554     14,553      14,683
     Investment securities (1)                           58,502      60,285    138,049    157,247     131,302
     Mortgage-backed securities                          57,296      92,722     86,735     52,112      39,115
     Total deposits                                     237,794     288,956    297,876    281,877     229,982
     FHLB advances                                       38,000      51,200     86,800     96,500      74,500
     Other borrowings                                    38,479      64,865     77,835     91,010      43,323
     Guaranteed convertible preferred securities of
      subsidiary trust                                    9,378       9,369      9,359      9,346           -
     Total stockholders' equity                          15,642      17,140     21,340     19,063      21,180
     Tangible capital                                    15,781      16,825     20,126     17,865      20,365


SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA - (CONTINUED)

  --------------------------------------------------------------------------------------------------------------
  At or For the Years Ended September 30,               2005        2004        2003        2002       2001
  --------------------------------------------------------------------------------------------------------------
  (In Thousands, Except Per Share Data)
  Average Consolidated Statements of Financial
  Condition Data
     Total assets                                   $382,752    $521,648    $510,684    $449,941   $343,226
     Investment securities(1)                         70,633     123,198     161,161     155,350    118,320
     Mortgage-backed securities(1)                    77,424     111,016      51,046      39,320     46,225
     Total loans                                     218,584     268,116     281,574     239,342    164,790
     Allowance for loan losses                         1,609       1,498       1,696       1,148        800
     Total deposits                                  245,518     275,636     279,469     243,120    207,657
     Total stockholders' equity                       18,037      21,032      19,709      20,895     21,045

  Performance Ratios (2)
     Return on average assets                          (0.41)%     (0.61)%      0.44%      (0.57)%    (0.15)%
     Return on average equity                          (8.64)     (15.18)      11.47      (12.36)     (2.48)
     Equity to assets                                   4.59        3.95        4.27        3.79       6.13
     Net interest margin                                1.78        1.32        1.61        1.85       1.94
     Efficiency ratio(3)                              109.01      117.50       88.38      111.35     103.86

  Asset Quality Data:
     Non-performing assets to total assets, at
      period end                                        0.54        0.22        0.28        0.09       0.14
     Non-performing loans to total loans, at period
      end                                               0.75        0.37        0.57        0.18       0.29
     Net charge-offs to average total loans             0.28        0.06        0.36        0.03       0.07
     Allowance for loan losses to:
     Total loans                                        0.56%       0.62%       0.62%       0.66%      0.46%
     Non-performing loans                              75.56      167.89      109.31      374.23     160.08
     Non-performing loans                             $1,604        $953      $1,418        $454       $506
     Non-performing assets                             1,836         953       1,446         797        796
     Allowance for loan losses                         1,212       1,600       1,550       1,699        810

  Capital Ratios of the Bank:
     Leverage ratio                                     7.01%       5.85%       5.85%       5.01%      5.51%
     Tier 1 risk-based capital ratio                   10.76       10.24       12.42       11.20      10.94
     Total risk-based capital ratio                    11.26       10.85       13.03       11.95      11.36

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

         The company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         The level of our non-interest income and operating expenses also affects our profitability. Non-interest income consists primarily of gains on sales of loans and available-for-sale investments, service charge fees and commissions earned by non-bank subsidiaries. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

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

INCOME TAXES

         The provision (or benefit) for income taxes is based on taxable income, tax credits and available net operating losses. The company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of assets and liabilities. If enacted tax rates change, the company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. The company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits expected to be realized. In determining the appropriate valuation allowance, the company considers the expected level of future taxable income and available tax planning strategies. At September 30, 2004, the company had deferred tax assets of $2.0 million, which included a valuation allowance of $3.0 million.

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

         In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on the Corporation's results of operations, financial position or cash flows.

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," in December 2004. SFAS No. 123R is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

FINANCIAL CONDITION
2005 COMPARED TO 2004

         At September 30, 2005, the company had total assets of $340.8 million, a decrease of $93.6 million or 21.53% from the $434.4 million recorded at the close of the comparable period one-year ago. Investments and mortgage-backed securities at September 30, 2005, amounted to $115.8 million a decrease of $37.2 million or 24.32% from the $153.0 million held at September 30, 2004, as a result of prepayments of $59.9 million offset in part by purchases of $$21.6 million. Loans receivable and loans held for sale at September 30, 2005, amounted to $204.4 million, a decrease of 18.85% from the $251.9 million held at September 30, 2004, primarily as a result of a $29.2 million decrease in the bank's single family loan portfolio, coupled with a $16.2 million decline in commercial and consumer loans outstanding. Those declines were due primarily to payoffs and lower than anticipated loan originations. Deposits amounted to $237.8 million at September 30, 2005, a decrease of $51.2 million from the $289.0 million held one year ago, and was primarily the result of the sale of three branches located in Washington, D.C., Winchester and Sterling, Virginia. Those sales accounted for approximately $41.1 million of the decline in deposits and was coupled with the $11.0 million decline in certificates of deposits of $100,000 or more, continuing the bank's approach to rely less and less on those types of deposit.

RESULTS OF OPERATIONS
2005 COMPARED TO 2004

         NET INCOME. For the fiscal year ended September 30, 2005, the company had a net loss of $1.6 million or $0.52 per diluted share compared to a loss of $3.2 million or $1.06 per diluted share for fiscal year 2004. The $1.6 million improvement in earnings over the comparable period one-year ago resulted from a decrease of $3.2 million in non-interest expense and was coupled with a decrease of $89,000 in provision for income taxes. Those improvements in expenses were offset in part by a decrease of $1.6 million in non-interest income, a decrease in net interest income of $64,000 and an increase in provision for loan losses. The $10,000 increase in the provision for loan losses was due primarily to an increase in the required allowance for non-performing loans, notwithstanding a reduction in the required allowance loan losses based on the structure of the Bank's overall loan portfolio.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                              Years ended September 30,                Difference
                                            -------------------------------  -------------------------------
                                                2005             2004            Amount            %
------------------------------------------------------------------------------------------------------------
(Dollars in thousands) Interest income:
   Loans                                      $ 12,908         $ 13,506         $  (598)          (0.45)%
   Investments                                   4,528            5,456            (928)         (17.01)
------------------------------------------------------------------------------------------------------------
Total                                           17,436           18,962          (1,526)          (8.05)
------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                      6,337            5,751              586          10.19
   Borrowings                                    4,556            6,604          (2,048)         (31.01)
------------------------------------------------------------------------------------------------------------
Total                                           10,893           12,355          (1,462)         (11.83)
------------------------------------------------------------------------------------------------------------
Net interest income                           $  6,543         $  6,607         $   (64)          (0.97)%
============================================================================================================

         Our decline in net interest income for fiscal year 2005 resulted primarily from a $135.7 million decrease in the bank's average interest-earning assets offset in part by a decrease of $132.7 million in the bank's average interest-bearing liabilities coupled with a 46 basis point increase in net interest margin (net interest income divided by average interest-earning assets). The bank's net interest margin increased from 1.32% for fiscal year ended September 30, 2004 to 1.78% for fiscal year ended September 30, 2005. Contributing to the improvement in the bank's net interest margin was a $1.5 million decline in interest expense resulting from payments made on certain interest rate swap and cap agreements in fiscal year 2005 compared to a charge of $2.1 million in fiscal 2004. The improvement in net interest margin also resulted from increasing the average yield on interest-earning assets by 44 basis points more than the increase in the average cost on average interest-bearing liabilities, but was partially offset by a decrease in the amount that the bank's average interest-earning assets exceeded the decrease in average interest-bearing liabilities by $2.9 million.

         INTEREST INCOME. Interest income for the fiscal year ended September 30, 2005 decreased $1.5 million compared to fiscal year 2004, primarily as a result of a decrease in the average outstanding balances of loans and investment securities. That decrease was partially offset by a 99 basis point increase of in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $1.5 million decrease in interest expense for fiscal year 2005 compared to the 2004 period was principally the result of a $132.7 million decrease in average deposits and borrowed funds. The decrease was partially offset by a 55 basis point increase in the cost of funds on average deposits and borrowed funds. The increase in interest expense on deposits was primarily due to a 49 basis point increase in rates paid on certificates of deposit, savings and NOW and money market accounts. That increase was partially offset by a decrease of $30.1 million, in certificates, savings and NOW and money market accounts from $275.6 million for fiscal 2004 to $245.5 million for fiscal 2005. The increase in rates was primarily due to market rates moving rates higher on interest-bearing demand deposits, savings accounts and certificates and the pricing on new and renewed time deposits.

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

                                                             Year Ended September 30,
                        ---------------------------------------------------------------------------------------------------
                                      2005                             2004                             2003
                        -------------------------------- -------------------------------- ----------------------------------
                                     Interest  Average               Interest    Average               Interest   Average
                          Average     Income/  Yield/      Average    Income/    Yield/     Average     Income/   Yield/
                          Balance     Expense   Rate       Balance    Expense     Rate      Balance     Expense    Rate
                        ---------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Interest-earning assets:
     Real estate loans   $106,649   $ 6,857     6.43%     $152,999   $ 8,582      5.61%     $185,270    $10,194     5.50%
     Consumer loans        71,817     3,748     5.22        68,268     2,566      3.76        63,548      2,539     4.00
     Commercial business
      loans                40,118     2,303     5.74        46,849     2,358      5.03        32,756      1,636     4.99
                         --------   -------    ------     --------   -------    -------     --------    -------    ------
       Total loans        218,584    12,908     5.91       268,116    13,506      5.04       281,574     14,369     5.10
  Investment securities    70,633     2,414     3.42       123,198     3,077      2.50       161,161      4,899     3.04
  Mortgage-backed
     securities            77,424     2,114     2.73       111,016     2,379      2.14        51,046      1,719     3.37
                         --------   -------    ------     --------   -------    -------     --------    -------    ------
       Total
       interest-earning
        assets            366,641    17,436     4.76       502,330    18,962      3.77       493,781     20,987     4.25
                                    -------    ------                -------    -------                 --------   ------
  Non-earning assets       16,111                           19,318                            16,903
                         --------                         --------                          --------
    Total assets         $382,752                         $521,648                          $510,684
                         ========                         ========                          ========

  Liabilities and
  Stockholders' Equity:
  Interest-bearing
  liabilities:
     Savings accounts    $ 10,202        94     0.92      $ 11,978       113      0.94      $  9,686        122     1.26
     Now and money
      market accounts      64,723     1,197     1.85        77,981       852      1.09        76,744      1,050     1.37
     Certificates of
      deposit             170,593     5,046     2.96       185,677     4,786      2.58       193,039      5,501     2.85
                         --------   -------    ------     --------   -------    -------     --------    -------    ------
        Total deposits    245,518     6,337     2.58       275,636     5,751      2.09       279,469      6,673     2.39
     FHLB advances         44,422     1,985     4.47       116,155     2,779      2.39       102,868      2,657     2.58
     Other borrowings      58,837     2,571     4.37        89,734     3,825      4.26        86,225      3,719     4.31
                         --------   -------    ------     --------   -------    -------     --------    -------    ------
    Total
     interest-bearing
     liabilities          348,777    10,893     3.12       481,525    12,355      2.57       468,562     13,049     2.78
                                    -------    ------                -------    -------                 --------   ------
  Noninterest-bearing
     liabilities:
  Noninterest-bearing
     demand deposits       14,138                           15,243                           17,130
  Other liabilities         1,800                            3,848                            5,283
                         --------                         --------                          --------
    Total liabilities     364,715                          500,616                          490,975
  Stockholders' equity     18,037                           21,032                           19,709
                         --------                         --------                          --------
    Total liabilities
     and stockholders'
     equity              $382,752                         $521,648                         $510,684
                         ========                         ========                          ========
  Net interest income               $ 6,543                          $ 6,607                            $ 7,938
                                    =======                          =======                            =======
  Interest rate spread                          1.64%                             1.21%                             1.47%
                                               =======                          =======                            ======
  Net interest margin                           1.78%                             1.32%                             1.61%
                                               =======                          =======                            ======

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

                                     Year Ended September 30, 2005      Year Ended September 30, 2004
                                           Compared to Year                    Compared to Year
                                       Ended September 30, 2004            Ended September 30, 2003
                                        Change Attributable to              Change Attributable to
                                    -----------------------------------------------------------------------
                                       Volume       Rate      Total      Volume        Rate       Total
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Real estate loans                   $ (2,600)   $     875   $ (1,725)   $ (1,776)   $   164     $ (1,612)
Consumer loans                           133        1,049      1,182         189       (162)          27
Commercial business loans               (339)         284        (55)        704         18          722
-----------------------------------------------------------------------------------------------------------
      Total loans                     (2,806)       2,208       (598)       (883)        20         (863)
Investments                           (1,313)         650       (663)     (1,154)      (668)      (1,822)
Mortgage-backed securities              (720)         455       (265)      2,020     (1,360)         660
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets       $ (4,839)   $   3,313   $ (1,526)   $    (17)   $(2,008)    $ (2,025)
===========================================================================================================
Savings accounts                    $    (17)   $      (2)  $    (19)   $     29    $   (38)    $     (9)
Now and money market accounts           (145)         490        345          17       (215)        (198)
Certificates of deposit                 (389)         649        260        (210)      (505)        (715)
-----------------------------------------------------------------------------------------------------------
  Total deposits                        (551)       1,137        586        (164)      (758)        (922)
FHLB advances                         (1,716)         922       (794)         343      (221)         122
Other borrowings                      (1,317)          63     (1,254)         151       (45)         106
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities  $ (3,584)   $   2,122   $ (1,462)   $     330   $(1,024)    $   (694)
===========================================================================================================
Change in net interest income       $ (1,255)   $   1,191   $    (64)   $    (347)  $  (984)    $ (1,331)
===========================================================================================================

         PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups based on loan type. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard or doubtful, based on the performance of the loans. Those classified loans are then individually evaluated for impairment. Since the historical three-year loss experience for the bank is new, those loans that are not classified are not individually evaluated. Those loans that are not individually evaluated are then segmented by type and assigned a reserve percentage that reflects the industry loss experience. The loans individually evaluated for impairment are measured by either the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations.

         Non-performing assets were $1.8 million or 0.54% of total assets at September 30, 2005, compared to non-performing assets of $953,000 or 0.22%of total assets at September 30, 2004. At September 30, 2005, assets of $1.6 million were classified as substandard, $27,000 classified as doubtful and $232,000 classified as real estate owned. The increase in non-performing assets from the comparable period one-year ago was due primarily to a $1.0 million home loan that became non-performing. As a result, the Bank provided an increase of $46,000 in the required allowance for the Bank's non-performing loans. Notwithstanding a reduction in the required allowance, based on the structure of the Bank's overall loan portfolio, the provision for loan losses was increased due primarily to an increase in the required allowance for non-performing loans.

         NON-INTEREST INCOME. Non-interest income decreased $1.6 million during fiscal 2005, over fiscal 2004. That decrease was primarily the result of a decrease of $4.5 million in gain on sale of loans. The decrease was partially offset by increases of $1.1 million in gains on derivatives, $980,000 in other operating income, $597,000 in gains on sale of investments and $219,000 in service fee income. The level of gain on sale of loans during fiscal 2005 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins on those sales than those obtained in the year-ago period. The increase in other operating income reflects the gain of $945,000 recognized from the sale of the bank's Washington D.C., Winchester and Sterling, Virginia, branches.

         During fiscal year 2005, disbursements on loans originated for sale amounted to $276.0 million compared to $403.0 million during fiscal year 2004. The $127.0 million decrease in loans originated and disbursed was largely attributable to a decline in originations by the bank's subsidiary mortgage corporation as originations under its FHA streamline refinancing program declined. During the year, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Proceeds from the sale of loans for fiscal 2005 amounted to $276.8 million compared to $413.2 million during fiscal year 2004. Sales of loans resulted in gains of $4.7 million and $9.2 million for fiscal 2005 and fiscal 2004, respectively.

         The following table presents a comparison of the components of non-interest income.

                                                Years Ended September 30,                 Difference
                                             -------------------------------- ------------------------------------
                                                  2005             2004           Amount               %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest income:
   Gain on sale of loans                         $ 4,720          $ 9,191        $ (4,471)          (48.65)%
   Service fees on loans                             659              237             422           178.06
   Service fees on deposits                          552              755            (203)          (26.89)
   Gain (loss) on sale of investment
    securities                                       539              (58)            597         1,029.31
   Gain (loss) on derivatives                        836             (227)          1,063           468.28
   Other operating income                          1,011               31             980         3,161.29
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                   $ 8,317          $ 9,929        $ (1,612)          (16.24)%
==================================================================================================================

         NON-INTEREST EXPENSE. Noninterest expense for fiscal 2005 amounted to $16.2 million, a decrease of $3.2 million or 16.63% from the $19.4 million incurred in fiscal 2004. The decrease was primarily attributable to a $2.7 million decrease in the mortgage company's non-interest expense from the comparable period one year ago as a result of decreased loan origination and sales and a new compensation agreement entered into with the manager of the mortgage company. The decrease in non-interest expense at the mortgage company level was primarily $2.3 million in compensation of which $1.8 was an expense reimbursement by the manager, under the manager's agreement, coupled with decreases in other operating expenses, data processing and occupancy. The expense reimbursement by the manager was reduced by $993,000 to $1.8 million, because his escrow account was depleted and he had not posted sufficient collateral to securitize the account receivable due from him. Working under extensions to the existing agreement the mortgage company attempted to obtain an amendment to the agreement and to obtain additional collateral from the manager. Based on the progress of those negotiations, and the need for the Bank to obtain regulatory approval for any amendment, the Company has concluded that an agreement cannot be reached in a timely fashion and, therefore, that collection of the receivable is not assured. Accordingly, at September 30, 2005, the Company set up a reserve for loss and charged $993,000 against earnings to account for the funds that would otherwise have been contributed to the mortgage company by the manager. Those decreases were offset by increases in advertising, furniture fixtures and equipment and professional services. The decrease in the bank's non-interest expense amounted to $481,000 distributed over various non-interest expense categories and was primarily due to a decline of $422,000 in occupancy expense.

         The following table presents a comparison of the components of noninterest expense.

                                                 Years Ended September 30,                Difference
                                               ------------------------------    ------------------------------
                                                   2005            2004             Amount             %
---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest expense:
   Compensation and employee benefits              $ 5,985         $ 8,401       $  (2,416)           (28.76)%
   Occupancy                                         1,698           2,161            (463)           (21.43)
   Professional services                             1,224             917             307             33.48
   Advertising                                       2,759           2,563             196              7.65
   Deposit insurance premium                           100              44              56            127.27
   Furniture, fixtures and equipment                 1,088           1,139             (51)            (4.48)
   Data processing                                   1,127           1,465            (338)           (23.07)
   Other operating expense                           2,218           2,740            (522)           (19.05)
---------------------------------------------------------------------------------------------------------------
Total noninterest expense                         $ 16,199        $ 19,430       $  (3,231)           (16.63)%
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

         At September 30, 2005, the company had net operating loss carryforwards totaling approximately $6.1 million, which expire in years 2006 to 2022. As a result of the change in ownership of the bank, approximately $1.5 million of the total net operating loss carryforwards is subject to an annual usage limitation of approximately $114,000.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         The following summarizes the company's contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of September 30, 2005 and the effect such obligations may have on liquidity and cash flow in future periods.

                                                     Less Than    Two-Three    Four-Five     After Five
                                         Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
FHLB Advances (1)                      $ 38,000      $ 7,000      $ 6,000     $ 25,000           $   -
Reverse repurchase agreements            38,479       38,479            -            -               -
Operating leases:                         5,737        1,045        2,101        1,808             783
-----------------------------------------------------------------------------------------------------------
     Total obligations                 $ 82,216      $46,524      $ 8,101     $ 26,808           $ 783
===========================================================================================================

(1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.

OTHER COMMERCIAL COMMITMENTS

                                                     Less Than    Two-Three    Four-Five     After Five
                                         Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Certificates of deposit maturities(1)  $ 145,912     $ 99,221     $ 38,627      $ 8,064         $ -
Loan originations                         65,873       65,873            -            -           -
Unfunded lines of credit                 109,203      109,203            -            -           -
Standby letter of credit                     101          101            -            -           -
-------------------------------------------------------------------------------------------------------
     Total                             $ 321,089     $274,398     $ 38,627      $ 8,064         $ -
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

         Management oversees the asset/liability management function and meets periodically to monitor and manage the structure of the balance sheet, control interest rate exposure, and evaluate pricing strategies for the company. The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, and appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the company's various funding sources. At times, depending on the general level of interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the bank may determine to increase our interest rate risk position in order to increase our net interest margin.

         The bank manages its exposure to interest rates by structuring the balance sheet in the ordinary course of business. The bank currently emphasizes adjustable rate loans and/or loans that mature in a relatively short period when compared to single-family residential loans. In addition, to the extent possible, the bank attempts to attract longer-term deposits. While the bank has entered into interest rate swaps and caps to assist in managing interest rate risk, it has not entered into instruments such as leveraged derivatives, structured notes, financial options, financial futures contracts or forward delivery contracts to manage interest rate risk.

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

         The table below to be updated illustrates the maturities or repricing of the company's assets and liabilities, including noninterest-bearing sources of funds to specific periods, at September 30, 2005. Estimates and assumptions concerning allocating prepayment rates of major asset categories are based on information obtained from Farin and Associates on projected prepayment levels on mortgage-backed and related securities and decay rates on savings, NOW and money market accounts. The bank believes that such information is consistent with our current experience.

  -----------------------------------------------------------------------------------------------------------------------
                                                                                         Three
                                                      91 Days    181 Days    One Year   Years to     Five
                                          90 Days     to 180      to Dne     to Three     Five     Years or
  Maturing or Repricing Periods           or Less      Days       Year        Years       Years      More      Total
  -----------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Interest-earning assets
  Loans:
     Adjustable and balloon              $ 25,848    $  2,907   $  9,526    $ 16,841   $  4,412   $    541   $ 60,075
     Fixed-rate                            10,199         674      7,879       3,272      3,419     13,495     38,938
     Commercial business                   25,526       1,709      1,069       2,103      1,452      2,494     34,353
     Consumer                              69,054          45         68         134         46         31     69,378
  Investment securities                    59,443           -      1,000           -          -      2,503     62,946
  Mortgage-backed securities               12,179      14,724     17,158      12,559         16          6     56,642
  -----------------------------------------------------------------------------------------------------------------------
        Total                             202,249      20,059     36,700      34,909      9,345     19,070    322,332
  -----------------------------------------------------------------------------------------------------------------------
  Interest-bearing liabilities:
  Deposits:
     Savings accounts                         583         583      1,010       2,716      1,445      1,741     14,266
     NOW accounts                             975         975      1,816       5,168      3,274      5,666     29,412
     Money market accounts                  3,494       3,494      6,326      17,157      8,917      9,376     44,772
     Certificates of deposit               54,010           -     50,012      34,433      7,457          -    181,924
  Borrowings:
     FHLB advances                          5,000           -          -       8,000          -     25,000     51,200
     Other borrowings                      38,479           -          -           -          -      9,378     74,234
     Derivatives matched against
      liabilities                         (34,000)          -      3,000      25,000      6,000          -          -
  -----------------------------------------------------------------------------------------------------------------------
        Total                              68,541       5,052     62,164      92,474     27,093     51,161    395,808
  -----------------------------------------------------------------------------------------------------------------------
  GAP                                    $133,708    $ 15,007   $(25,464)   $(57,565)  $(17,748)  $(52,091)  $ 15,777
  =======================================================================================================================
  Cumulative GAP                         $133,708    $148,715   $123,251    $ 65,686   $ 47,938   $ 15,847
  =======================================================================================================================
  Ratio of Cumulative GAP
  to total interest earning assets         41.48%      46.14%     38.24%      20.38%     14.87%      4.92%
  =======================================================================================================================

         As indicated in the interest rate sensitivity table, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to re-price over the next twelve months, was asset sensitive in the amount of $123.3 million at September 30, 2005.

         While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on the GAP measure without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. The GAP position reflects only the prepayment assumptions pertaining to the current rate environment, and assets tend to prepay more rapidly during periods of declining interest rates than they do during periods of rising interest rates.

         Management uses two other analyses to manage interest rate risk: (1) an earnings-at-risk analysis to develop an estimate of the direction and magnitude of the change in net interest income if rates move up or down 300 basis points; and (2) a value-at-risk analysis to estimate the direction and magnitude of the change in net portfolio value if rates move up or down 200 to 300 basis points. Currently the bank uses a sensitivity of net interest income analysis prepared by Farin and Associates to measure earnings-at-risk and the OTS Interest Rate Risk Exposure Report to measure value-at-risk.

         The following table sets forth the earnings at risk analysis that measures the sensitivity of net interest income to changes in interest rates at September 30, 2005:

                                     Net Interest Income Sensitivity Analysis
                        ---------------------------------------------------------------------
                          Changes in Rate                     Basis Point        Percent
                             by Basis      Net Interest         Change         Change From
                              Point           Margin           From Base           Base
                        ----------------- ---------------   --------------- -----------------
                              +300            1.94%            (0.29)%          (13.00)%
                              +200            2.05%            (0.18)%           (8.07)%
                              +100            2.15%            (0.08)%           (3.59)%
                               +0             2.23%               -                -
                              -100            2.34%             0.11%             4.93%
                              -200            2.37%             0.14%             6.28%
                              -300            2.36%             0.13%             5.83%

         In a rising rate scenario the bank is not within the limits established by the board of directors. Management will monitor the situation over the next several quarters to determine if a change should be made in our position.

         The above table indicates that, based on an immediate and sustained 200 basis point increase in market interest rates, net interest margin, as measured as a percent of total assets, would decrease by 18 basis points or 8.07% and, if interest rates decrease 200 basis points, net interest margin, as a percent of total assets, would increase by 14 basis points or 6.28%.

         The net interest income sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. The estimates used are based upon assumptions as to the nature and timing of interest rate levels including the shape of the yield curve. Those estimates have been developed based upon current economic conditions; the company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

         Presented below, as of September 30, 2005, is an analysis of our interest rate risk as measured by changes in net portfolio value for parallel shifts of up 300 and down 200 basis points in market interest rates:

                                                         Net Portfolio Value as a Percent of
                           Net Portfolio Value               the Present Value of Assets
                    ----------------------------------  --------------------------------------
Changes in Rates         Dollar          Percent            Net Portfolio         Change in
      (bp)               Change          Change              Value Ratio          NPV Ratio
----------------------------------------------------------------------------------------------
                         (Dollars in thousands)
         +300            $  (574)          (1.78)%              9.34%               0.08%
         +200                710            2.21%               9.61%               0.35%
         +100                519            1.61                9.48                0.22
           +0                  -               -                9.26                   -
         -100             (2,050)          (6.37)               8.64               (0.62)
         -200             (4,422)         (13.74)               7.94               (1.32)

         The improvement in net portfolio value of $710,000 or 2.21% in the event of a 200 basis point increase in rates is a result of the current amount of adjustable rate loans and investments held by the bank as of September 30, 2005. The foregoing increase in net portfolio value, in the event of an increase in interest rates of 200 basis points, currently exceeds the company's internal board guidelines.

         In addition to the strategies set forth above, in 2002, the bank began using derivative financial instruments, such as interest rate swaps, to help manage interest rate risk. The bank does not use derivative financial instruments for trading or speculative purposes. All derivative financial instruments are used in accordance with board-approved risk management policies.

         The bank enters into interest rate swap agreements principally to manage its exposure to the impact of rising short-term interest rates on its earnings and cash flows. Since short-term interest rates have increased since the inception of the interest rate swap agreements, the change in fair value of the interest rate swap agreements has resulted in gains of approximately $199,000 for fiscal 2005. The bank does not foresee any significant changes in the strategies used to manage interest rate risk in the near future.

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

                                                             Year Ended September 30,
                        ---------------------------------------------------------------------------------------------------
                                      2004                             2003                             2002
                        ---------------------------------------------------------------------------------------------------
                                     Interest  Average               Interest    Average               Interest   Average
                          Average     Income/  Yield/      Average    Income/    Yield/     Average     Income/   Yield/
                          Balance     Expense   Rate       Balance    Expense     Rate      Balance     Expense    Rate
                        ---------------------------------------------------------------------------------------------------
(Dollars in Thousands)
  Interest-earning assets:
     Real estate loans   $152,999   $ 8,582     5.61%    $ 185,270   $10,194     5.50%     $165,933   $10,217     6.16%
     Consumer loans        68,268     2,566     3.76        63,548     2,539     4.00        49,861     2,305     4.62
     Commercial
      business loans       46,849     2,358     5.03        32,756     1,636     4.99        23,548     1,517     6.44
                         --------   -------   -------    ---------   -------    ------     --------   -------    ------
        Total loans       268,116    13,506     5.04       281,574    14,369     5.10       239,342    14,039     5.87
  Investment securities   123,198     3,077     2.50       161,161     4,899     3.04       155,350     5,796     3.73
  Mortgage-backed
     securities           111,016     2,379     2.14        51,046     1,719     3.37        39,320     1,947     4.95
                         --------   -------   -------    ---------   -------    ------     --------   -------    ------
        Total
        interest-earning
        assets            502,330    18,962     3.77       493,781    20,987     4.25       434,012    21,782     5.02
                                    -------   -------                -------    ------                --------   ------
  Non-earning assets       19,318                           16,903                           15,929
                         --------                        ---------                         --------
    Total assets         $521,648                        $ 510,684                         $449,941
                         ========                        =========                         ========

  Liabilities and
  Stockholders' Equity:
  Interest-bearing
  liabilities:
     Savings accounts     $11,978       113     0.94       $ 9,686       122     1.26       $ 5,852       118     2.02
     Now and money
      market accounts      77,981       852     1.09        76,744     1,050     1.37        73,505     1,621     2.21
     Certificates of
      deposit             185,677     4,786     2.58       193,039     5,501     2.85       163,763     6,569     4.01
                         --------   -------   -------    ---------   -------    ------     --------   -------    ------
        Total deposits    275,636     5,751     2.09       279,469     6,673     2.39       243,120     8,308     3.42
     FHLB advances        116,155     2,779     2.39       102,868     2,657     2.58        99,269     3,074     3.10
     Other borrowings      89,734     3,825     4.26        86,225     3,719     4.31        68,577     2,353     3.43
                         --------   -------   -------    ---------   -------    ------     --------   -------    ------
    Total
     interest-bearing
       liabilities        481,525    12,355     2.57       468,562    13,049     2.78       410,966    13,735     3.34
                                    -------   -------                -------    ------                --------   ------
  Noninterest-bearing
     liabilities:
  Noninterest-bearing
     demand deposits       15,243                           17,130                           15,291
  Other liabilities         3,848                            5,283                            2,789
                         --------                        ---------                         --------
    Total liabilities     500,616                          490,975                          429,046
  Stockholders' equity     21,032                           19,709                           20,895
                         --------                        ---------                         --------
    Total liabilities
     and stockholders'
     equity             $ 521,648                        $ 510,684                         $449,941
                        =========                        =========                         ========
  Net interest income                $ 6,607                          $ 7,938                          $ 8,047
                                     =======                          =======                          =======
  Interest rate spread                           1.21%                            1.47%                            1.68%
                                                ======                           ======                           ======
  Net interest margin                            1.32%                            1.61%                            1.85%
                                                ======                           ======                           ======

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

                                     Year Ended September 30, 2004      Year Ended September 30, 2003
                                           Compared to Year                    Compared to Year
                                       Ended September 30, 2003            Ended September 30, 2002
                                        Change Attributable to              Change Attributable to
                                    -----------------------------------------------------------------------
                                       Volume       Rate      Total      Volume        Rate       Total
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Real estate loans                    $ (1,776)   $   164    $ (1,612)    $  1,191   $ (1,214)   $   (23)
Consumer loans                            189       (162)         27          633       (399)       234
Commercial business loans                 704         18         722          593       (474)       119
-----------------------------------------------------------------------------------------------------------
      Total loans                        (883)        20        (863)       2,417     (2,087)       330
Investments                            (1,154)      (668)     (1,822)         217     (1,114)      (897)
Mortgage-backed securities              2,020     (1,360)        660          581       (809)      (228)
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets        $    (17)   $(2,008)   $ (2,025)    $  3,215    $(4,010)   $  (795)
===========================================================================================================

Savings accounts                     $     29    $   (38)   $     (9)    $     77     $  (73)   $     4
Now and money market accounts              17       (215)       (198)          71       (642)      (571)
Certificates of deposit                  (210)      (505)       (715)       1,174     (2,242)    (1,068)
-----------------------------------------------------------------------------------------------------------
  Total deposits                         (164)      (758)       (922)       1,322     (2,957)    (1,635)
FHLB advances                             343       (221)        122          111       (528)      (417)
Other borrowings                          151        (45)        106          606         760     1,366
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   $    330    $(1,024)   $   (694)    $  2,039    $(2,725)   $  (686)
===========================================================================================================
Change in net interest income        $   (347)   $  (984)   $ (1,331)    $  1,176    $(1,285)   $  (109)
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

         During fiscal year 2004, disbursements on loans originated for sale amounted to $403.0 million compared to $722.1 million during fiscal year 2003. The $319.1 million decrease in loans originated and disbursed was largely attributable to increases in market interest rates, which resulted in decreased home mortgage refinancings. During the year, substantially all loans originated were sold in the secondary market, in most cases with servicing released. Proceeds from the sale of loans for fiscal 2004 amounted to $413.2 million compared to $747.4 million during fiscal year 2003. Sales of loans resulted in gains of $9.2 million and $17.4 million for fiscal 2004 and fiscal 2003, respectively.

         The following table presents a comparison of the components of non-interest income.

                                                Years Ended September 30,                 Difference
                                             -------------------------------- ------------------------------------
                                                  2004             2003           Amount               %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest income:
   Gain on sale of loans                         $ 9,191         $ 17,373        $ (8,182)          (47.10)%
   Service fees on loans                             237              706            (469)          (66.43)
   Service fees on deposits                          755              769             (14)           (1.82)
   Gain on sale of investment securities             (58)              35             (93)         (265.71)
   Gain (loss) on derivatives                       (227)               9            (236)       (2,622.22)
   Loss on sale of real estate owned                   -              (24)             24           100.00
   Other operating income                             31               21              10            47.62
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                   $ 9,929         $ 18,889        $ (8,960)          (47.44)%
==================================================================================================================

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

         The following table presents a comparison of the components of noninterest expense.

                                                 Years Ended September 30,                Difference
                                               ------------------------------    ------------------------------
                                                   2004            2003             Amount            %
---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest expense:
   Compensation and employee benefits             $  8,401        $ 13,706       $ (5,305)          (38.71)%
   Occupancy                                         2,161           1,963             198           10.09
   Professional services                               917           1,329           (412)          (31.00)
   Advertising                                       2,563           1,072           1,491          139.09
   Deposit insurance premium                            44              46             (2)           (4.35)
   Furniture, fixtures and equipment                 1,139           1,069              70            6.55
   Data processing                                   1,465           1,317             148           11.24
   Real estate owned expense                             -               5             (5)         (100.00)
   Other operating expense                           2,740           3,204           (464)          (14.48)
---------------------------------------------------------------------------------------------------------------
Total noninterest expense                         $ 19,430        $ 23,711       $ (4,281)          (18.05)%
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

         At September 30, 2004, the company had net operating loss carryforwards totaling approximately $10.0 million, which expire in years 2006 to 2021. As a result of the change in ownership of the bank, approximately $1.5 million of the total net operating loss carryforwards is subject to an annual usage limitation of approximately $114,000.

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

         The bank's most liquid assets are cash and cash equivalents, interest bearing deposits and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $114,531 million, or 33.61% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial business and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the year ended September 30, 2005, the bank's loan originations and purchases totaled $112.4 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $24.4 million for the year ended September 30, 2005. During the period the bank also exchanged loans for $21.5 million of mortgage-backed securities, which were sold for $21.9 million.

         The bank has other sources of liquidity if a need for additional funds arises. At September 30, 2005, the bank had $38.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $69.5 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At September 30, 2005, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $175.2 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 2005, totaled $99.2 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

         CAPITAL RESOURCES. At September 30, 2005, the bank exceeded all minimum regulatory capital requirements with a tangible capital level of $23.8 million, or 7.01% of total adjusted assets, which exceeds the required level of $5.1 million, or 1.50%; core capital of $23.8 million, or 7.01% of total adjusted assets, which exceeds the required level of $13.6 million, or 4.00%; and risk-based capital of $24.9 million, or 11.26% of risk-weighted assets, which exceeds the required level of $17.7 million, or 8.00%.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Please refer to the index on page 53 for the Consolidated Financial Statements of Greater Atlantic Financial Corp. and subsidiaries, together with the report thereon by BDO Seidman, LLP.

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

ITEM 9B.  OTHER INFORMATION

         During the quarter ended September 30, 2005, the Company filed a Current Report on Form 8-K for all information required to be disclosed in a report on Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

         The following table sets forth information regarding the board of directors of the company. Each of the directors of the company is also a director of the bank.

                                                                                                      Director      Term
             Name                    Age               Position(s) Held With the Company               Since       Expires
 ------------------------------    --------    --------------------------------------------------    ----------    ---------
 Carroll E. Amos                     58        Director, President and Chief Executive Officer         1997          2008
 Sidney M. Bresler                   51        Director                                                2003          2007
 Charles W. Calomiris                48        Director, Chairman of the Board of Directors            2001          2008
 Paul J. Cinquegrana                 64        Director                                                1997          2006
 Jeffrey M. Gitelman                 61        Director                                                1997          2007
 Jeffrey W. Ochsman                  53        Director                                                1999          2006
 James B. Vito                       80        Director                                                1998          2008

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth information regarding the executive officers of the company and the bank who are not also directors.

             Name                  Age                               Position(s) Held With the Company
 -----------------------------    -------    ----------------------------------------------------------------------------------

 Edward C. Allen                    57       Senior Vice President and Chief Operating Officer, of the Bank and Corporate
                                             Secretary, of the Company and the Bank

 Justin R. Golden                   55       Senior Vice President, Consumer Lending, of the Bank

 Gary L. Hobert                     56       Senior Vice President, Commercial Business Lending, of the Bank

 Robert W. Neff                     58       Senior Vice President, Commercial Real Estate Lending, of the Bank

 David E. Ritter                    55       Senior Vice President and Chief Financial Officer, of the Company and the Bank

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

         Sidney M. Bresler is Chief Executive Officer of Bresler & Reiner, Inc. engaged in residential land development and construction and rental property ownership and management.

         Paul J. Cinquegrana is a Principal of Washington Securities Corporation, a stock and bond brokerage firm.

         Jeffrey M. Gitelman, D.D.S., is an Oral Surgeon and the owner of Jeffrey M. Gitelman D.D.S., P.C.

         Jeffrey W. Ochsman is a partner in the law firm of Friedlander, Misler, Sloan, Kletzkin & Ochsman, PLLC, Washington, D.C.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the company believes that all filing requirements applicable to its executive officers and directors were met during fiscal 2005.

CODE OF ETHICS AND BUSINESS CONDUCT

         The Company has adopted a Code of Ethics and Business Conduct applicable to all employees, officers and directors of the Company and its subsidiaries. A copy of the Code of Ethics and Business Conduct will be furnished without charge to stockholders of record upon written request to Greater Atlantic Financial Corp., Mr. Edward C. Allen, Corporate Secretary, 10700 Parkridge Boulevard, Suite P50, Reston, Virginia 20191.

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

ITEM 11.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth the cash compensation paid by the company for services rendered in all capacities during the fiscal years ended September 30, 2005, 2004 and 2003, to the Chief Executive Officer, and for each of the other executive officers of the company who received salary and bonus in excess of $100,000 (collectively, the "Named Executive Officers").

                                                                                       Securities
                                            Fiscal                                     Underlying
     Name and Principal Position              Year         Salary          Bonus         Options
     -----------------------------------    ---------    -----------     ----------    ------------
     Carroll E. Amos,                         2005       $182,000           $ -          75,000
       President and Chief                    2004       $182,000           $ -          75,000
       Executive Officer                      2003       $177,850           $ -          65,000

     Edward C. Allen                          2005       $103,800           $ -          18,000
       Senior Vice President and              2004       $100,300           $ -          18,000
       Chief Operating Officer

         For 2005, 2004 and 2003, there were no (a) perquisites over the lesser of $50,000 or 10% of the Chief Executive Officer's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.

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

         The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding stock options held by the Chief Executive Officer as of September 30, 2005. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the price of the Common Stock as of the end of the fiscal year on September 30, 2005.

                                                                         Fiscal Year-End Options/SAR Values
                                                            --------------------------------------------------------------
                                                               Number of Securities           Value of Unexercised
                                                              Underlying Unexercised
                                                              Options at Fiscal Year
                                  Shares          Value              End (#)             In-the-Money Options at Fiscal
                                Acquired on     Realized           Exercisable/                   Year End ($)
                Name           Exercise (#)        ($)            Unexercisable             Exercisable/Unexercisable
         -------------------- ---------------- ------------ --------------------------- ----------------------------------
           Carroll E. Amos           0              0                 75,000                         $11,266

         (1) Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money options on September 30, 2005 less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

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

         The following table sets forth information regarding persons known to be beneficial owners of more than five percent of the Company's outstanding Common Stock as of December 15, 2005.

                                                                 Amount and Nature of
                                   Name and Address                   Beneficial               Percent
     Title of Class               of Beneficial Owner                  Ownership               of Class
------------------------- ------------------------------------ -------------------------- -------------------

      Common Stock        Charles W. Calomiris
                          251 Fox Meadow Road
                          Scarsdale, New York 10583              176,807 shares(1)(2)          5.85%

      Common Stock        Robert I. Schattner, DDS
                          121 Congressional Lane
                          Rockville, MD 20852                    432,328 shares(1)(3)         14.21%

      Common Stock        The Ochsman Children Trust
                          1650 Tysons Boulevard
                          McLean, VA 22102                       238,597 shares(1)(4)          7.90%

      Common Stock        George W. Calomiris
                          4848 Upton Street, N.W.                  199,715 shares(5)           6.41%
                          Washington, DC  20016

      Common Stock        Jenifer Calomiris
                          4919 Upton Street, N.W.                  190,438 shares(6)           6.12%
                          Washington, D.C. 20016

      Common Stock        Katherine Calomiris Tompros
                          5100 Van Ness Street, N.W.
                          Washington, D.C. 20016                   190,638 shares(7)           6.13%

-----------------
(1) Does not include presently exercisable warrants to purchase 9,166, 20,000 and 13,334 shares held, respectively, by Charles W. Calomiris, Dr. Schattner, and The Ochsman Children Trust under the Greater Atlantic Financial Corp. 1997 Stock Option Plan, or shares of preferred securities presently convertible into 114,841, 330,099 and 69,545 shares of common stock held, respectively, by Charles W. Calomiris Dr. Schattner and the Ochsman Children Trust.
(2)    The information furnished is derived from a Schedule 13D filed by Charles
       W. Calomiris on July 25, 2003, and a Form 4 filed on July 24, 2003.
(3) The information furnished is derived from a Schedule 13D and a Form 4 filed by Robert I Schattner filed on September 6, 2005.
(4) The information furnished is derived from a Schedule 13D filed by The Ochsman Children Trust on April 9, 2002. (5) Includes presently exercisable warrants to purchase 9,167 shares and shares of preferred securities presently convertible into 85,754 shares of common stock held by George
       W. Calomiris. The information furnished is derived from a Schedule 13D filed by George Calomiris on December 7, 2004.
(6) Includes presently exercisable warrants to purchase 9,167 shares and shares of preferred securities presently convertible into 79,747 shares of common stock held by Jenifer Calomiris. The information furnished is derived from a Schedule 13D filed by Jenifer Calomiris on March 21, 2003.
(7) Includes presently exercisable warrants to purchase 9,167 shares and shares of preferred securities presently convertible into 79,747 shares of common stock held by Katherine Calomiris Tompros. The information furnished is derived from a Schedule 13D filed by Katherine Calomiris Tompros on March 21, 2003.

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of December 15, 2005, the names of the directors, and executive officers of the Company as well as their ages; a brief description of their recent business experience, including present occupations and employment; certain directorships held by each; the year in which each became a director of the Company and the year in which his term as director of the Company expires. This table also sets forth the amount of Common Stock and the percent thereof beneficially owned as of the December 15, 2005 by each director and all directors and executive officers as a group as of the December 15, 2005.

                                                                       Expiration        Shares of
Name and Principal                                                        of            Common Stock       Ownership as of
Occupation at Present                                     Director      Term as          Beneficial          Percent of
and for Past Five Years                           Age     Since (1)     Director          Owned(1)              Class
----------------------------------------------- ------- ------------  ------------    -----------------   --------------------

   Charles W. Calomiris, Chairman of the          48        2001          2008          176,807(2)(3)             5.85%
   Board of the Company, is the Henry Kaufman
   Professor of Finance and Economics at the
   Columbia University Graduate School of
   Business.

   Carroll E. Amos, President and Chief           58        1997          2008           44,060(4)                 1.46%
   Executive Officer of the Company, is a
   private investor who until 1996 served
   as President and Chief Executive Officer
   of 1st Washington Bancorp and
   Washington Federal Savings Bank.

  James B. Vito is Managing General               80        1998          2008           79,042(2)                 2.62%
   Partner, James Properties, engaged in the
   sale and management of property.

   Paul J. Cinquegrana is a Principal of          64        1997          2006           52,134(2)                 1.73%
   Washington Securities Corporation, stock
   and bond brokerage firm.

   Jeffrey W. Ochsman is an attorney and          53        1999          2006              500                      *
   partner of the law firm of Friedlander,
   Misler, Sloan, Kletzkin & Ochsman, PLLC.

   Jeffrey M. Gitelman, D.D.S., is an Oral        61        1997          2007           84,913(2)                  2.81%
   Surgeon and the owner of Jeffrey M.
   Gitelman - D.D.S., P.C.

   Sidney M. Bresler is a Director, Chief         51        2003          2007              500                      *
   Executive Officer and Chief Operating
   Officer of Bresler & Reiner, Inc. engaged
   in residential land development and
   construction and rental property ownership
   and management.


                                                                           Shares of
 Name and Principal                                                       Common Stock
 Occupation at Present                                                   Beneficially          Ownership as A
 and for Past Five Years                                     Age            Owned(1)           Percent of Class
 --------------------------------------------------------- -------   ----------------------  --------------------

 EXECUTIVE OFFICERS
 WHO ARE NOT DIRECTORS
    David E. Ritter joined the Bank and the Company as a      55            300(4)                     *
    Senior Vice President and Chief Financial Officer in
    1998.

 All directors and executive officers as a group (eight                    438,256                  14.51%
 persons)(3)


(1) Each person effectively exercises sole voting or dispositive power as to shares reported.
(2) Does not include presently exercisable warrants to purchase 9,166, 3,334, 3,334, and 2,000 shares, respectively, held by Messrs. Calomiris, Gitelman, Cinquegrana, and Vito under the Greater Atlantic Financial Corp. 1997 Stock Option Plan, or shares of preferred securities presently convertible into 114,841, 34,970, 37,797, 17,387, and 6,431 shares of common stock held, respectively, by Messrs. Calomiris, Vito, Cinquegrana, Gitelman and Amos.
(3) Includes 128,727 shares held directly, 10,000 shares held by his spouse and 38,080 shares held as custodian for minor children.
(4) Does not include presently exercisable options to purchase 75,000 shares granted to Mr. Amos or 18,000 granted to Mr. Ritter under the Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan.
o    Does not exceed 1.0% of the Company's Common Stock.

         The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2005.

                                                                                                      Number of securities
                                                                                                     remaining available for
                                    Number of securities to be                                    future issuance under equity
                                     issued upon exercise of        Weighted-average exercise          compensation plans
                                  outstanding options, warrants   price of outstanding options,       (excluding securities
         Plan category                      and rights                 warrants and rights          reflected in column (a))
--------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders:
1997 Stock Option and Warrant Plan           431,171                          $7.07                          70,500

Equity compensation plans not
approved by security holders                   N/A                             N/A                             N/A
--------------------------------------------------------------------------------------------------------------------------------
Total                                        431,171                          $7.07                          70,500
================================================================================================================================

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

         The Bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The Bank's policy provides that all loans made by the Bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of September 30, 2005, one of the Bank's directors had loans with the bank which had outstanding balances totaling $113,000. Such loans were made by the bank in the ordinary course of business, with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         BDO Seidman, LLP billed the Company aggregate fees of $185,705 and $181,907 for professional services rendered for the audit of the Company's annual consolidated financial statements and for the reviews of the condensed consolidated financial statements included in the Company's Forms 10-Q for the fiscal year ended September 30, 2005 and 2004, respectively. The audit committee has not adopted pre-approved policies and procedures. Before the company or any subsidiary engages an accountant, the company's audit committee approves the engagement.

AUDIT-RELATED FEES

         BDO Seidman, LLP did not provide any such services to the Company for the fiscal year ended September 30, 2005 or 2004.

TAX FEES

         BDO Seidman billed the Company $19,850 and $17,824 for tax services for the fiscal year ended September 30, 2005 and 2004, respectively. Tax fees represented 9.66% of the fees paid to BDO Seidman, LLP in fiscal year 2005 and 8.92% in fiscal year 2004.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     1.   FINANCIAL STATEMENTS
             See Index to Consolidated Financial Statements on page 53

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

                          GREATER ATLANTIC FINANCIAL CORP.

                          By: /s/ Carroll E. Amos
                              -------------------
                              Carroll E. Amos
                              Chief Executive Officer and President and Director

                              Dated: December 29, 2005

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons of the registrant and in the capacities and on the dates indicated.

  Name                                      Title                                     Date
  ----                                      -----                                     ----

  /s/ Charles W. Calomiris
  ------------------------
  Charles W. Calomiris                      Chairman of the Board                     December 29, 2005

  /s/ Carroll E. Amos
  -------------------                       Chief Executive Officer,
  Carroll E. Amos                           And President and Director                December 29, 2005

  /s/ Sidney M. Bresler
  ---------------------
  Sidney M. Bresler                         Director                                  December 29, 2005

  /s/ Paul J. Cinquegrana
  -----------------------
  Paul J. Cinquegrana                       Director                                  December 29, 2005

  /s/ Jeffrey M. Gitelman
  -----------------------
  Jeffrey M. Gitelman                       Director                                  December 29, 2005

  /s/ Jeffrey W. Ochsman
  ----------------------
  Jeffrey W. Ochsman                        Director                                  December 29, 2005

  /s/ James B. Vito
  -----------------
  James B. Vito                             Director                                  December 29, 2005

  /s/ David E. Ritter
  -------------------                       Senior Vice President and
  David E. Ritter                           Chief Financial Officer                   December 29, 2005


                      CONSOLIDATED FINANCIAL STATEMENTS OF
                        GREATER ATLANTIC FINANCIAL CORP.


                                              INDEX

                                                                                                                      Page
                                                                                                                      ----

Report of Independent Registered Public Accounting Firm                                                                54

Consolidated Statements of Financial Condition as of September 30, 2005 and 2004                                       55

Consolidated Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003                            56
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
September 30, 2005, 2004 and 2003                                                                                      57

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2005, 2004 and 2003                  57

Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003                            58

Notes to Consolidated Financial Statements                                                                             60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Greater Atlantic Financial Corp.
Reston, Virginia



We have audited the accompanying consolidated statements of financial condition of Greater Atlantic Financial Corp. and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Atlantic Financial Corp. and Subsidiaries at September 30, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
--------------------
Richmond, Virginia
December 20, 2005


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                   September 30,
                                                                                          ---------------------------------
                                                                                               2005              2004
     ----------------------------------------------------------------------------------------------------------------------
     (Dollars in Thousands)
     Assets
     Cash and cash equivalents                                                                    $ 2,291          $ 2,532
     Interest bearing deposits                                                                      4,411            8,071
     Investment securities
        Available-for-sale                                                                        107,829          142,712
        Held-to-maturity                                                                            7,969           10,295
     Loans held for sale                                                                            9,517            5,528
     Loans receivable, net                                                                        194,920          246,387
     Accrued interest and dividends receivable                                                      1,746            1,940
     Deferred income taxes                                                                          1,974            2,034
     Federal Home Loan Bank stock, at cost                                                          2,503            4,085
     Other real estate owned                                                                          232                -
     Premises and equipment, net                                                                    4,198            7,275
     Goodwill                                                                                         956            1,284
     Prepaid expenses and other assets                                                              2,263            2,227
     ----------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                $340,809         $434,370
     ======================================================================================================================
     Liabilities and stockholders' equity
     Liabilities
     Deposits                                                                                    $237,794         $288,956
     Advance payments from borrowers for taxes and insurance                                          268              305
     Accrued expenses and other liabilities                                                         1,248            2,535
     Advances from the FHLB and other borrowings                                                   76,479          116,065
     Junior subordinated debt securities                                                            9,378            9,369
     ----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                            325,167          417,230
     ----------------------------------------------------------------------------------------------------------------------

     Commitments and contingencies
     ----------------------------------------------------------------------------------------------------------------------
     Stockholders' Equity
        Preferred stock $.01 par value - 2,500,000 shares authorized, none outstanding                  -                -
        Common stock, $.01 par value - 10,000,000
            shares authorized; 3,020,934 shares outstanding                                            30               30
        Additional paid-in capital                                                                 25,228           25,152
        Accumulated deficit                                                                       (8,521)          (6,963)
        Accumulated other comprehensive loss                                                      (1,095)          (1,079)
     ----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                    15,642           17,140
     ----------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                                  $340,809         $434,370
     ======================================================================================================================

     See accompanying notes to consolidated financial statements.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
COENTS OF OPERATIONS

                                                                                       Year Ended September 30,
                                                                           -------------------------------------------------
                                                                                 2005            2004            2003
  --------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands, Except Per Share Data)
  Interest income
    Loans                                                                       $ 12,908       $ 13,506         $ 14,369
    Investments                                                                    4,528          5,456            6,618
  --------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                           17,436         18,962           20,987
  --------------------------------------------------------------------------------------------------------------------------

  Interest expense
    Deposits                                                                       6,337          5,751            6,673
    Borrowed money                                                                 4,556          6,604            6,376
  --------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                          10,893         12,355           13,049
  --------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                              6,543          6,607            7,938
  Provision for loan losses                                                          219            209              855
  --------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                              6,324          6,398            7,083
  --------------------------------------------------------------------------------------------------------------------------

  Noninterest income
    Fees and service charges                                                       1,211            992            1,475
    Gain on sale of loans                                                          4,720          9,191           17,373
    Gain (loss)on sale of investment securities                                      539            (58)              35
    Gain (loss) on derivatives                                                       836           (227)               9
    Loss on sale of real estate owned                                                  -              -              (24)
    Other operating income                                                         1,011             31               21
  --------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                         8,317          9,929           18,889
  --------------------------------------------------------------------------------------------------------------------------

  Noninterest expense
    Compensation and employee benefits                                             5,985           8,401          13,706
    Occupancy                                                                      1,698           2,161           1,963
    Professional services                                                          1,224             917           1,329
    Advertising                                                                    2,759           2,563           1,072
    Deposit insurance premium                                                        100              44              46
    Furniture, fixtures and equipment                                              1,088           1,139           1,069
    Data processing                                                                1,127           1,465           1,317
    Other real estate owned expenses                                                   -               -               5
    Other operating expenses                                                       2,218           2,740           3,204
  --------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                       16,199          19,430          23,711
  --------------------------------------------------------------------------------------------------------------------------
  Net income (loss) before income tax provision                                   (1,558)         (3,103)          2,261
  Income tax provision                                                                 -              89               -
  --------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                              $(1,558)        $(3,192)        $ 2,261
  ==========================================================================================================================
  Basic earnings (loss) per share                                                $ (0.52)        $ (1.06)         $ 0.75
  ==========================================================================================================================
  Diluted earnings (loss) per share                                              $ (0.52)        $ (1.06)         $ 0.60
  ==========================================================================================================================

See accompanying notes to consolidated financial statements.



GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                   Year Ended September 30,
                                                         ---------------------------------------------
                                                             2005           2004            2003
 -----------------------------------------------------------------------------------------------------
 (In Thousands)
 Net (loss) income                                         $ (1,558)      $ (3,192)         $ 2,261
 -----------------------------------------------------------------------------------------------------
 Other comprehensive (loss) income, net of tax:
    Unrealized (loss) income on securities                       (16)        (1,008)             16
 -----------------------------------------------------------------------------------------------------
 Other comprehensive (loss) income                               (16)        (1,008)             16
 -----------------------------------------------------------------------------------------------------
 Comprehensive (loss) income                                $ (1,574)      $ (4,200)         $ 2,277
 =====================================================================================================

See accompanying notes to consolidated financial statements

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                            Additional   Accumulated       Other           Total
                                     Preferred    Common     Paid-in      Earnings     Comprehensive    Stockholders'
                                       Stock      Stock      Capital      (Deficit)    Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance at September 30, 2002           $  -        $ 30   $ 25,152        $ (6,032)         $ (87)         $ 19,063

Other comprehensive income                 -           -          -               -             16                16

Net income for the period                  -           -          -           2,261              -             2,261
------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2003              -          30     25,152          (3,771)           (71)           21,340

Other comprehensive income                 -           -          -               -         (1,008)           (1,008)

Net loss for the period                    -           -          -          (3,192)             -            (3,192)
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004              -          30     25,152          (6,963)        (1,079)           17,140

Options exercised                          -           -         76               -               -               76

Other comprehensive loss                   -           -          -               -            (16)              (16)

Net loss for the period                    -           -          -          (1,558)             -            (1,558)
------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2005           $  -         $30   $ 25,228        $ (8,521)      $ (1,095)         $ 15,642
========================================================================================================================

See accompanying notes to consolidated financial statements


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended September 30,
                                                                               ----------------------------------------------------
                                                                                      2005              2004            2003
  ---------------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Cash flow from operating activities
  Net income (loss)                                                                  $ (1,558)        $ (3,192)       $  2,261
  Adjustments to reconcile net income (loss) to net cash
     Provided (used) by operating activities
    Provision for loan losses                                                             219              209             855
    Amortization of deposit acquisition adjustment                                          -                -              23
    Amortization of loan acquisition adjustment                                           (27)             (27)            (18)
    Depreciation and amortization                                                         930              986             864
    Loss on disposal of fixed assets                                                       91                -              11
    Option compensation                                                                    42                -               -
    Proceeds from repayments of trading securities                                          -                -               -
    Realized loss (gain) on trading securities                                              -              135              38
    Realized gain on sale of investment securities                                          -             (77)             (73)
    Realized gain on sale of mortgaged-backed securities                                 (539)               -               -
    Loss (gain) on derivatives                                                           (836)             227              (9)
    Amortization of investment security premiums                                          853            1,573           1,837
    Amortization of mortgage-backed security premiums                                     937            1,453             740
    Amortization of deferred fees                                                        (635)            (563)           (396)
    Discount accretion net of premium amortization                                       (361)             628             710
    Amortization of convertible preferred stock costs                                       9                9              13
    Loss on sale of foreclosed real estate                                                  -                -              24
    Gain on sale of loans held for sale                                                (4,720)          (9,191)        (17,373)
  (Increase) decrease in assets
    Disbursements for origination of loans                                           (276,038)        (402,988)       (722,121)
    Proceeds from sales of loans                                                      276,770          413,204         747,398
    Accrued interest and dividend receivable                                              193              359             560
    Prepaid expenses and other assets                                                     360             (261)            425
    Deferred loan fees collected, net of deferred costs incurred                          172              436             231
  Increase (decrease) in liabilities
    Accrued expenses and other liabilities                                               (451)          (3,382)          1,055
  ---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used) in operating activities                               $  (4,589)         $  (462)       $ 17,055
  =================================================================================================================================

(Continued)


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                               Year Ended September 30,
                                                                                         --------------------------------------
                                                                                             2005        2004         2003
  -----------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Cash flow from investing activities
    Net decrease (increase) in loans                                                       $ 51,867   $ (4,817)     $  4,414
    Disposal (purchases) of premises and equipment                                            2,055       (312)      (1,034)
    Proceeds from sales of foreclosed real estate                                                 -           -          104
    Purchases of investment securities                                                      (21,684)    (25,748)     (31,113)
    Proceeds from sale of investment securities                                                   -      67,843        1,035
    Proceeds from repayments of investment securities                                        22,374      33,235       47,808
    Purchases of mortgage-backed securities                                                 (24,224)    (63,056)     (61,851)
    Proceeds from sale of mortgage-backed securities                                         21,921           -            -
    Proceeds from repayments of mortgage-backed securities                                   37,548      54,932       26,171
    Purchases of FHLB stock                                                                  (5,169)    (15,875)     (14,488)
    Proceeds from sale of FHLB stock                                                          6,751      16,130       15,638
  -----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used) in investing activities                                        91,439      62,332      (13,316)
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flow from financing activities
    Net (decrease) increase in deposits                                                     (51,162)     (8,920)      15,976
    Net (repayments) advances from FHLB                                                     (13,200)    (35,600)      (9,700)
    Net borrowings (repayments) on reverse repurchase agreements and other borrowings       (26,386)    (12,971)     (13,175)
    Increase (decrease) in advance payments by borrowers for taxes and insurance                (37)         81          (55)
    Exercise of stock options                                                                    34           -            -
  -----------------------------------------------------------------------------------------------------------------------------
  Net cash (used) in provided by financing activities                                       (90,751)    (57,410)      (6,954)
  -----------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                           (3,901)      4,460       (3,215)
  -----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, at beginning of period                                          10,603       6,143        9,358
  -----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, at end of period                                               $ 6,702     $10,603     $  6,143
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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of GAFC and its wholly owned subsidiaries, GAB and GAMC and Greater Atlantic Capital Trust
I. All significant intercompany accounts and transactions have been eliminated in consolidation.

RISK AND UNCERTAINTIES

         In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 2005 and September 30, 2004, the allowance for loan losses and valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial additional loan loss reserves. See discussion of regulatory matters in Note 12.

CONCENTRATION OF CREDIT RISK
         The Company's primary business activity is with customers located in Maryland, Virginia and the District of Columbia. The Company primarily originates residential loans to customers throughout these areas, most of who are residents local to the Company's business locations. The Company has a diversified loan portfolio consisting of residential, commercial and consumer loans. Commercial and consumer loans generally provide for higher interest rates and shorter terms, however such loans have a higher degree of credit risk. Management monitors all loans, including, when possible, making inspections of the properties, maintaining current operating statements, and performing net realizable value calculations, with allowances for losses established as necessary to properly reflect the value of the properties. Management believes the current loss allowances are sufficient to cover the credit risk estimated to exist at September 30, 2005.

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

         The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio at September 30, 2005.

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

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to mitigate market risk from changes in interest rates. Our derivative financial instruments are contracted in the over-the-counter market and include interest rate swaps. Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period either in current results of operations or other comprehensive income (loss). For a derivative designated as part of a hedge transaction, where it is recorded is dependent on whether it is a fair value hedge or a cash flow hedge. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations. The bank seeks to control or limit the interest rate risk caused by mortgage banking activities. The method used to help reduce interest rate risk from its mortgage banking activities are forward loan sale agreements. At various times, depending on loan origination volume and management's assessment of projected loan fallout, the bank may increase or reduce its derivative position.

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

         When servicing is retained on a loan that is sold, the Company recognizes a gain or loss based on the present value of the difference between the average constant rate of interest it receives, adjusted for a normal servicing fee, and the yield it must pay to the purchaser of the loan over the estimated remaining life of the loan. Any resulting net premium is deferred and amortized over the estimated life of the loan using a method approximating the level yield (interest) method. There were no loans sold with servicing rights retained during the years ended September 30, 2005 and September 30, 2004. The Company also sells participation interests in loans that it services.

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

STOCK-BASED COMPENSATION

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No.
25. As allowable under SFAS 123, the Company used the Black-Sholes method to measure the compensation cost of stock options granted in 2005 with the following assumptions: risk-free interest rate of 4.23%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 47%. Using these assumptions, the fair value of stock options granted during fiscal 2005 was $3.70.

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

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income
(loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated in the following table:

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Year Ended September 30,
                                                                -------------------------------------------
                                                                    2005           2004           2003
-----------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)
Net (loss) income as reported                                     $ (1,558)      $ (3,192)       $ 2,261
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                (239)          (128)             -
-----------------------------------------------------------------------------------------------------------
Pro Forma net income (loss)                                       $ (1,797)      $ (3,320)       $ 2,261
===========================================================================================================
Basic income (loss) per common share:
As reported                                                       $  (0.52)      $  (1.06)       $  0.75
Pro Forma                                                            (0.60)         (1.10)          0.75
-----------------------------------------------------------------------------------------------------------
Diluted income (loss) per common share:
As reported                                                       $  (0.52)      $  (1.06)       $  0.60
Pro Forma                                                            (0.60)         (1.10)          0.60
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

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  INVESTMENTS

Available-for-Sale, September 30, 2005
--------------------------------------------------------------------------------------------------------------------
                                                                           Gross          Gross
                                                         Amortized       Unrealized     Unrealized       Market
                                                            Cost           Gains          Losses          Value
 -------------------------------------------------------------------------------------------------------------------
 (In Thousands)
 Investment securities
 SBA notes                                                $  30,239          $ 112        $   570       $  29,781
 CMOs                                                        14,446             33             25          14,454
 Corporate debt securities                                    6,736             39             39           6,736
 -------------------------------------------------------------------------------------------------------------------
                                                             51,421            184            634          50,971
 -------------------------------------------------------------------------------------------------------------------
 Mortgage-backed securities
 FNMA notes                                                  35,548             29            630          34,947
 GNMA notes                                                  13,097              -            155          12,942
 FHLMC notes                                                  9,044             10             85           8,969
 -------------------------------------------------------------------------------------------------------------------
                                                             57,689             39            870          56,858
 -------------------------------------------------------------------------------------------------------------------
                                                          $ 109,110          $ 223        $ 1,504       $ 107,829
 ===================================================================================================================

Held-to-Maturity, September 30, 2005
--------------------------------------------------------------------------------------------------------------------
                                                                           Gross           Gross
                                                          Amortized      Unrealized     Unrealized        Market
                                                            Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                 $   6,531          $   1        $    319      $   6,213
Corporate debt securities                                     1,000             20               -          1,020
--------------------------------------------------------------------------------------------------------------------
                                                              7,531             21             319          7,233
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                      202              -               4            198
FHLMC notes                                                     236              -               1            235
--------------------------------------------------------------------------------------------------------------------
                                                                438              -               5            433
--------------------------------------------------------------------------------------------------------------------
                                                          $   7,969          $  21        $    324      $   7,666
====================================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale, September 30, 2004
--------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized      Unrealized      Unrealized        Market
                                                          Cost            Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                               $  36,919           $  84        $   282        $  36,721
CMOs                                                        9,812              17              6            9,823
Corporate debt securities                                   3,923              42             37            3,928
--------------------------------------------------------------------------------------------------------------------
                                                           50,654             143            325           50,472
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                 61,195               4            897           60,302
GNMA notes                                                 17,946               -             93           17,853
FHLMC notes                                                14,146              10             71           14,085
--------------------------------------------------------------------------------------------------------------------
                                                           93,287              14          1,061           92,240
--------------------------------------------------------------------------------------------------------------------
                                                        $ 143,941           $ 157        $ 1,386        $ 142,712
====================================================================================================================

Held-to-maturity, September 30, 2004
--------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized      Unrealized      Unrealized        Market
                                                          Cost            Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                               $   8,810           $   -        $   383        $   8,427
Corporate notes                                             1,003              62              -            1,065
--------------------------------------------------------------------------------------------------------------------
                                                            9,813              62            383            9,492
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                    237               -              2              235
FHLMC notes                                                   245               2              -              247
--------------------------------------------------------------------------------------------------------------------
                                                              482               2              2              482
--------------------------------------------------------------------------------------------------------------------
                                                        $  10,295           $  64        $   385        $   9,974
====================================================================================================================

         The weighted average interest rate on investments was 5.33% and 3.70% for the years ended September 30, 2005 and 2004, respectively.

         TRADING ACTIVITIES

         The net gains (losses) on trading activities included in earnings are as follows:

                                                                        Year Ended September 30,
                                                                   -----------------------------------
                                                                      2005        2004        2003
------------------------------------------------------------------------------------------------------
(In Thousands)
FHLB notes                                                               $  -     $    -      $   -
Mortgage-backed securities                                                  -       (135)        (38)
------------------------------------------------------------------------------------------------------
                                                                         $  -     $ (135)      $ (38)
======================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Proceeds from the sale of available for sale securities were $21.9 million, $67.8 million and $1.0 million for the years ended September 30, 2005, 2004 and 2003, respectively. Gross realized gains were $539,000, $77,000 and $73,000 for the year ended September 30, 2005, 2004 and 2003, respectively.

         As of September 30, 2005, the bank held investments in available for sale with unrealized holding losses totaling $1.5 million, consisting of the following:

                                   Less than 12 months         12 months or more               Total
                                -------------------------- -------------------------- -------------------------
Description of Securities           Fair      Unrealized       Fair      Unrealized       Fair     Unrealized
                                    Value       Losses         Value       Losses        Value       Losses
---------------------------------------------------------------------------------------------------------------
(In Thousands)
   Corporate debt securities       $  5,018     $    39          $   -        $  -      $  5,018     $    39
   CMOs                               6,234          25              -           -         6,234          25
U.S. Government securities
   SBA                               21,960         570              -           -        21,960         570
   GNMA                              12,942         155              -           -        12,942         155
U.S. Government agency securities:
   FHLMC MBS's                        5,021          86              -           -         5,021          84
   FNMA MBS's                        28,362         613            353          17        28,715         630
---------------------------------------------------------------------------------------------------------------
      Total                        $ 79,537     $ 1,488          $ 353        $ 17      $ 79,890     $ 1,504
===============================================================================================================

         Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2005 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of September 30, 2005

         The amortized cost and estimated fair value of securities at September 30, 2005 and 2004, by contractual maturity, are as follows:

                                                       September 30, 2005          September 30, 2004
                                                  ---------------------------------------------------------
                                                      Amortized       Fair        Amortized        Fair
                                                        Cost         Value          Cost          Value
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Available-for-sale:
One year or less                                     $      -      $      -       $      -      $      -
After one year through five years                         185           169            411           398
After five years through ten years                      4,070         4,041          3,000         2,963
After ten years                                        47,166        46,761         47,243        47,111
Mortgage-backed securities                             57,689        56,858         93,287        92,240
-----------------------------------------------------------------------------------------------------------
                                                      109,110       107,829        143,941       142,712
-----------------------------------------------------------------------------------------------------------
Held-to-maturity:
One year or less                                     $  1,000      $  1,020       $      -      $      -
After one year through five years                         408           373          1,599         1,624
After five years through ten years                        253           231              -             -
After ten years                                         5,870         5,609          8,214         7,868
Mortgage-backed securities                                438           433            482           482
-----------------------------------------------------------------------------------------------------------
                                                        7,969         7,666         10,295         9,974
-----------------------------------------------------------------------------------------------------------
Total investment securities                          $117,079      $115,495       $154,236      $152,686
===========================================================================================================

         Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  LOANS RECEIVABLE
         Loans receivable consists of the following:

                                                                                    September 30,
                                                                          -----------------------------------
                                                                                2005             2004
         ----------------------------------------------------------------------------------------------------
         (In Thousands)
         Mortgage loans:
            Single-family                                                     $  50,919         $  80,083
            Multi-family                                                            751             1,074
            Construction                                                         24,273            16,696
            Commercial real estate                                               25,530            23,023
            Land loans                                                           18,421            20,668
         ----------------------------------------------------------------------------------------------------
         Total mortgage loans                                                   119,894           141,544
            Commercial loans                                                     35,458            47,654
            Consumer loans                                                       69,381            73,400
         ----------------------------------------------------------------------------------------------------
         Total loans                                                            224,733           262,598
         Less:
            Due borrowers on loans-in process                                   (20,386)          (10,453)
            Deferred loan fees                                                      873               625
            Allowance for loan losses                                            (1,212)           (1,600)
            Unearned (discounts) premium                                            429               745
         ----------------------------------------------------------------------------------------------------
                                                                              $ 204,437         $ 251,915
         ====================================================================================================
            Loans held for sale                                                 $ 9,517         $   5,528
            Loans receivable, net                                               194,920           246,387
         ----------------------------------------------------------------------------------------------------
                                                                              $ 204,437         $ 251,915
         ====================================================================================================

         Loans held for sale are all single-family mortgage loans. The activity in allowance for loan losses is summarized as follows:

                                                                             Year Ended September 30,
                                                                ----------------------------------------------------
                                                                      2005              2004             2003
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance, beginning                                                     $ 1,600           $ 1,550         $ 1,699
Provision for loan losses                                                  219               209             855
Charge-offs                                                               (625)             (200)         (1,020)
Recoveries                                                                  18                41              16
--------------------------------------------------------------------------------------------------------------------
Balance, ending                                                        $ 1,212           $ 1,600         $ 1,550
====================================================================================================================

         The amount of loans serviced for others totaled $40.0 million and $16.9 million as of September 30, 2005 and September 30, 2004, respectively.

         The allowance for uncollected interest, established for mortgage loans which are delinquent for a period of 90 days or more, amounted to $134,000, $108,000 and $106,000 as of September 30, 2005, 2004 and September 30, 2003,
respectively. This is the entire amount of interest income that would have been recorded in these periods under the contractual terms of such loans. Principal balances of non-performing loans related to reserves for uncollected interest totaled $1.6 million, $953,000 and $1.4 million as of September 30, 2005, 2004, and September 30, 2003, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE
         Accrued interest and dividends receivable consist of the following:

                                                                               September 30,
                                                                          -------------------------
                                                                             2005         2004
 --------------------------------------------------------------------------------------------------
 (In Thousands)
 Investments                                                                $   718      $   810
 Loans receivable                                                             1,005        1,090
 Accrued dividends on FHLB stock                                                 23           40
 --------------------------------------------------------------------------------------------------
                                                                            $ 1,746      $ 1,940
 ==================================================================================================

5.  PREMISES AND EQUIPMENT
         Premises and equipment consists of the following:

                                                                              September 30,
                                                                        -------------------------
                                                                           2005         2004
-------------------------------------------------------------------------------------------------
(In Thousands)
Furniture, fixtures and equipment                                          $5,228      $ 5,626
Leasehold improvements                                                      2,836        4,996
Land                                                                          377          694
-------------------------------------------------------------------------------------------------
                                                                            8,441       11,316
Less: Allowances for depreciation and amortization                          4,243        4,041
-------------------------------------------------------------------------------------------------
                                                                           $4,198      $ 7,275
=================================================================================================

6.  FORECLOSED REAL ESTATE
         Foreclosed real estate is summarized as follows.

                                                                                        September 30,
                                                                                -------------------------------
                                                                                     2005            2004
         ------------------------------------------------------------------------------------------------------
         (In Thousands)
         Real estate acquired through settlement of loans                             $ 232             $ -
         ======================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The cost of operations for foreclosed real consists of the following:

                                                                           Year Ended September 30,
                                                                -----------------------------------------------
                                                                     2005           2004            2003
         ------------------------------------------------------------------------------------------------------
         (In Thousands)
         INCOME:
         Gain on sale                                                    $ -             $ -            $  -
         ------------------------------------------------------------------------------------------------------

         EXPENSE:
         Loss on sale                                                      -               -              24
         Provision for (recovery of) loss                                  -               -               -
         Operating expenses                                                -               -               5
         ------------------------------------------------------------------------------------------------------
                                                                           -               -              29
         ------------------------------------------------------------------------------------------------------
         Loss                                                            $ -             $ -            $ 29
         ======================================================================================================

         There was no activity in the allowance for losses on foreclosed real estate in fiscal 2005, 2004 or 2003.

7. DEPOSITS

         Deposits are summarized as follows:

         September 30, 2005
         --------------------------------------------------------------------------------------------------------
                                                                                   Ranges of
                                                                                  Contractual           %
                                                               Amount            Interest Rates      of Total
         --------------------------------------------------------------------------------------------------------
         (In Thousands)
         Savings accounts                                    $   8,078            0.00 - 1.09%           3.4%
         NOW/money market accounts                              66,638            0.00 - 3.54%          28.0
         Certificates of deposit                               145,912            0.99 - 9.00%          61.4
         Non-interest bearing demand deposits                   17,166               0.00%               7.2
         --------------------------------------------------------------------------------------------------------
                                                             $ 237,794                                 100.0%
         ========================================================================================================

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
         ========================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Certificates of deposit as of September 30, 2005 mature as follows:

         Year ending September 30,                                                           Amount
         ---------------------------------------------------------------------------------------------
         (In Thousands)
         Thousands
         2006                                                                             $  99,221
         2007                                                                                27,976
         2008                                                                                10,651
         2009                                                                                 4,222
         2010 and after                                                                       3,842
         ---------------------------------------------------------------------------------------------
                                                                                          $ 145,912
         =============================================================================================

         Interest expense on deposit accounts consists of the following:

                                                                                  Year Ended September 30,
                                                                         --------------------------------------------
                                                                             2005          2004           2003
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
         NOW/money market accounts                                           $ 1,197       $   852         $ 1,050
         Savings accounts                                                         94           113             122
         Certificates of deposit                                               5,046         4,786           5,501
         ------------------------------------------------------------------------------------------------------------
                                                                             $ 6,337       $ 5,751         $ 6,673
         ============================================================================================================

         Deposits, including certificates of deposit, with balances in excess of $100,000 totaled $83.7 million and $94.9 million at September 30, 2005, and September 30, 2004, respectively.

8.  DEFERRED COMPENSATION PLAN

         On October 30, 1997, the Company adopted a deferred compensation plan. Under the deferred compensation plan, an employee may elect to participate by directing that all or part of his or her compensation be credited to a deferral account. The election must be made prior to the beginning of the calendar year. The deferral account bears interest at 6% per year. The amounts credited to the deferral account are payable in preferred stock or cash at the election of the Board of Directors on the date the Company announces a change in control or the date three years from the date the participant elects to participate in the deferred compensation plan. The liability associated with the plan was zero at September 30, 2005 and 2004, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

         The Bank has $107.5 million credit availability as of September 30, 2005 from the Federal Home Loan Bank of Atlanta (FHLB), which it uses to fund loans originated by Greater Atlantic Mortgage Corporation. Any advances in excess of $10 million are required to be collateralized with eligible securities. The credit availability is at the discretion of the FHLB.

         The following table sets forth information regarding the Bank's borrowed funds:

                                                                                     At or For the Year Ended September 30,
                                                                             --------------------------------------------------
                                                                                  2005            2004            2003
         ----------------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         FHLB advances:
         Average balance outstanding                                             $ 44,422       $ 116,155       $ 102,868
         Maximum amount outstanding at any month-end during the period             49,200         142,250         124,150
         Balance outstanding at end of period                                      38,000          51,200          86,800
         Weighted average interest rate during the period                            4.47%           2.39%           2.58%
         Weighted average interest rate at end of period                             4.85%           3.93%           2.72%

         Reverse repurchase agreements:
         Average balance outstanding                                               58,837          89,734          86,225
         Maximum amount outstanding at any month-end during the period             62,846          93,730          89,850
         Balance outstanding at end of period                                      38,479          64,865          77,835
         Weighted average interest rate during the period                            4.37%           4.26%           4.31%
         Weighted average interest rate at end of period                             3.69%           1.98%           1.25%

         The Bank has pledged certain investments with carrying values of $42.4 million at September 30, 2005, to collateralize advances from the FHLB.

         First mortgage loans in the amount of $30.3 million and HELOC's in the amount of $34.8 million are also available to be pledged as collateral for the advances at September 30, 2005.

10.  INCOME TAXES

         The company had no income tax provision in 2005 and 2003 as its pretax income was offset by existing net operating losses.

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income (loss) as a result of the following differences:

                                                                                Year Ended September 30,
                                                                       --------------------------------------------
                                                                           2005          2004           2003
         ----------------------------------------------------------------------------------------------------------
         (In Thousands)
         Federal tax provision (benefit)                                   $ (530)     $ (1,055)          $ 776
         State tax provision (benefit)                                        (62)         (121)             89
         (Increase) decrease in provision resulting from:
         Valuation changes                                                    586         1,259            (871)
         Permanent differences                                                  6             6               6
         ----------------------------------------------------------------------------------------------------------
         Income tax provision                                              $    0      $     89           $   -
         ==========================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                               September 30,
                                                                      --------------------------------
                                                                           2005            2004
         ---------------------------------------------------------------------------------------------
         (In Thousands)
         Deferred tax assets
            Net operating loss carryforwards                              $ 4,192          $ 3,810
            Unrealized (gains) losses on derivatives                          (76)             249
            Allowance for loan losses                                         461              532
            Available for sale securities                                     515              589
            Core deposit intangible                                            65               65
            Deferred loan fees                                                177              289
            Other                                                             458               87
         ---------------------------------------------------------------------------------------------
         Total deferred tax assets                                          5,792            5,621
         ---------------------------------------------------------------------------------------------
         Deferred tax liabilities
            Tax over book depreciation                                        535              518
            Other                                                             108              106
         ---------------------------------------------------------------------------------------------
         Total deferred tax liabilities                                       643              624
         ---------------------------------------------------------------------------------------------
         Net deferred tax assets                                            5,149            4,997
         Less:  Valuation allowance                                         3,175            2,963
         ---------------------------------------------------------------------------------------------
         Total                                                            $ 1,974          $ 2,034
         =============================================================================================

         Management has provided a valuation allowance for net deferred tax assets, due to the timing of the generation of future taxable income.

         At September 30, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6.1 million, which expire in the years 2006 to 2022. As a result of the change in ownership of the Bank, approximately $1.5 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

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

         At September 30, 2005, the Company had outstanding commitments to originate and purchase loans and undisbursed construction mortgages aggregating approximately $65.9 million. Fixed rate commitments are at market rates as of the commitment dates and generally expire within 60 days. In addition, the Company was contingently liable under unused lines of credit for approximately $109.2 million and standby letters of credit for approximately $101,000.

RENTAL COMMITMENTS

         The Company has entered into lease agreements for the rental of certain properties expiring on various dates through June 30, 2015. The future minimum rental commitments as of September 30, 2005, for all non-cancelable lease agreements, are as follows:

        Years ending                              Rental
        September 30,                           Commitments
        -------------------------------------------------------
        (In Thousands)
        2006                                        $ 1,045
        2007                                          1,035
        2008                                          1,066
        2009                                            994
        2010                                            814
        Thereafter                                      783
        -------------------------------------------------------
        Total                                       $ 5,737
        =======================================================

         Net rent expense for the years ended September 30, 2005, 2004 and September 30, 2003 was $1.4 million, $1.7 million and $1.6 million, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  REGULATORY MATTERS

         Generally, annual dividends to shareholders are limited to the amount of current year net income, plus the total net income for the preceding two years, adjusted for any prior year distributions. Under certain circumstances, regulatory approval would be required before making a capital distribution. The Bank did not pay any cash dividends during the year ended September 30, 2005, 2004 or 2003.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At September 30, 2005 and September 30, 2004, the Bank was classified as a well capitalized financial institution.

         As part of FDICIA, the minimum capital requirements that the Bank is subject to are as follows: 1) tangible capital equal to at least 1.5% of adjusted total assets, 2) core capital equal to at least 4% of adjusted total assets and 3) total risk-based capital equal to at least 8% of risk-based assets.

         The following presents the Bank's capital position at September 30, 2005 and September 30, 2004:

-------------------------------------------------------------------------------------------------------------
                                     Required    Required        Actual         Actual
       At September 30, 2005         Balance      Percent       Balance         Percent         Surplus
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Tangible                             $  5,099        1.50%     $ 23,814           7.01%         $ 18,715
Core                                 $ 13,598        4.00%     $ 23,814           7.01%         $ 10,216
Risk-based                           $ 17,702        8.00%     $ 24,913          11.26%         $  7,211
=============================================================================================================

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

                                                                                   September 30,
                                                                             ------------------------------
                                                                                2005           2004
         --------------------------------------------------------------------------------------------------
         (In Thousands)
         GAAP capital                                                           $ 16,925       $ 18,480
         Guaranteed convertible preferred securities                               8,000          8,000
         Unrealized losses on available for sale securities                        1,095          1,079
         Excluded deferred tax asset                                              (1,250)          (940)
         Goodwill                                                                   (956)        (1,284)
         --------------------------------------------------------------------------------------------------
         Tangible capital                                                         23,814         25,335
            Adjustments                                                                -              -
         --------------------------------------------------------------------------------------------------
         Core capital                                                             23,814         25,335
            Allowance for general loss reserves                                    1,212          1,600
            Adjustments to arrive at Risk-Weighted Assets                           (113)           (92)
         --------------------------------------------------------------------------------------------------
         Risk-based capital                                                     $ 24,913       $ 26,843
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

13.  STOCKHOLDERS' EQUITY

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of September 30, 2005, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

        ------------------------------------------------------------------------------------------------------------
                                                                             Number     Exercise      Expiration
                                                                           of Shares      Price          Date
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2002            190,000
        Options granted                                                            -       $    -
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2003            190,000
        Options granted                                                       36,000       $ 8.50        10-20-13
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2004            226,000
        Options granted                                                      104,000       $ 6.75         10-6-14
        Options exercised                                                     (8,500)      $ 4.00
        Options expired                                                      (55,500)      $ 6.52
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2005            266,000       $ 6.91
        ============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the stock options outstanding and exercisable as of September 30, 2005 is as follows:

  ---------------------------------------------------------------------------------------------------------------------
                     Options Outstanding                                          Options Exercisable
  -----------------------------------------------------------    ------------------------------------------------------
                                              Weighted             Weighted                             Weighted
                                               Average             Average                               Average
      Exercise             Number           Remaining Life         Exercise          Number              Exercise
       Prices           Outstanding            (years)              Price          Exercisable            Price
  ----------------- --------------------- -------------------    ------------- -------------------- -------------------
       $7.50               16,667                2.2                $7.50            16,667               $7.50
       $8.38               41,667                3.2                $8.38            41,667               $8.38
       $6.00               13,000                4.2                $6.00            13,000               $6.00
       $4.00               41,666                5.2                $4.00            41,666               $4.00
       $5.31               10,000                5.2                $5.31            10,000               $5.31
       $7.00               17,000                6.3                $7.00            17,000               $7.00
       $9.00               20,000                6.3                $9.00            20,000               $9.00
       $8.50               30,000                8.1                $8.50            30,000               $8.50
       $6.75               76,000                9.1                $6.75            76,000               $6.75
  ----------------- --------------------- -------------------    ------------- -------------------- -------------------

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

         The following table presents a reconciliation between the basic and diluted earnings (loss) per share for the year ended September 30, 2005, 2004 and 2003:

                                                               For the Year Ended September 30,
                                -----------------------------------------------------------------------------------------------
                                            2005                             2004                             2003
                                -----------------------------    -----------------------------    -----------------------------
                                                    Per                              Per                              Per
                                                    Share                            Share                            Share
                                 Income    Shares   Amount       Income    Shares    Amount       Income    Shares    Amount
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except
Per Share Data)
Basic earnings per share        $(1,558)  3,015,509  $(0.52)     $(3,192)  3,012,434  $(1.06)     $2,261   3,012,434    $0.75
Effect of conversion of
preferred securities                                                                                 409   1,371,428
Effect of dilutive stock
options                                                                                                -      29,600
-------------------------------------------------------------------------------------------------------------------------------
Diluted                         $(1,558)  3,015,509  $(0.52)     $(3,192)  3,012,434  $(1.06)     $2,670   4,413,462    $0.60
===============================================================================================================================

       The effect of the conversion of preferred securities and stock options were excluded in 2005 and 2004, as they would have been anti-dilutive.

15.  RELATED PARTY TRANSACTIONS

         The Bank offers loans to its officers, directors, employees and related parties of such persons. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectibility, or present other unfavorable features. Such loans are made on the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. The aggregate balance of loans to directors, officers and other related parties is $204,000 and $916,000 as of September 30, 2005 and September 30, 2004, respectively.

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

         A. Cash and interest bearing deposits - Fair value is estimated to be carrying value.

         B. Investment securities - Fair value is estimated using quoted market prices or market estimates.

         C. Loans receivable - Fair value is estimated by discounting future cash flows using the current rate for similar loans.

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

         The carrying value and estimated fair value of financial instruments is summarized as follows:

                                                               For the Year Ended September 30,
                                                   -----------------------------------------------------------
                                                              2005                          2004
                                                   -----------------------------  ----------------------------
                                                      Carrying      Estimated     Carrying        Estimated
                                                         value     fair value          value     fair value
    ----------------------------------------------------------------------------------------------------------
    (In Thousands)
    Assets:
      Cash and interest bearing deposits              $  6,702       $  6,702       $ 10,603       $ 10,603
      Investment securities                            115,798        115,495        153,007        152,686
      Loans receivable                                 204,437        204,806        251,915        251,988
    ----------------------------------------------------------------------------------------------------------
    Liabilities:
      Deposits                                         237,794        238,620        288,956        289,803
      Borrowings                                        76,479         77,689        116,065        118,713
    ----------------------------------------------------------------------------------------------------------
    Off-balance sheet instruments:
      Commitments to extend credit                           -          1,362              -            821
    ----------------------------------------------------------------------------------------------------------

17.  EMPLOYEE BENEFIT PLANS

         The Company operates a 401(k) Retirement Plan covering all full-time employees meeting the minimum age and service requirements. Contributions to the Retirement Plan are at the discretion of the Company. The Company made no contributions for the years ended September 30, 2005 and 2004.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     Year Ended September 30,
                                                                            ----------------------------------------
                                                                              2005         2004          2003
         -----------------------------------------------------------------------------------------------------------
         (In Thousands)
         Cash paid during period for interest on deposits and borrowings       $5,861       $7,777        $8,307
         ===========================================================================================================

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

--------------------------------------------------------------------------------------------------------------
                                                               Total                             Total
                                              Mortgage       Reportable      Intersegment      Operating
                                Banking       Banking         Segments       Eliminations       Earnings
--------------------------------------------------------------------------------------------------------------
(In Thousands)
Net interest income (1)
2005                              $  6,192     $    132        $  6,324        $      -        $  6,324
2004                              $  5,905     $    493        $  6,398        $      -        $  6,398
Noninterest income:
2005                              $  3,187     $  5,160        $  8,347        $    (30)       $  8,317
2004                              $    562     $  9,398        $  9,960        $    (31)       $  9,929
Noninterest expense:
2005                              $  9,903     $  6,326        $ 16,229        $    (30)       $ 16,199
2004                              $ 10,384     $  9,077        $ 19,461        $    (31)       $ 19,430
Net income:
2005                              $   (524)    $ (1,034)       $ (1,558)       $      -        $ (1,558)
2004                              $ (3,917)    $    725        $ (3,192)       $      -        $ (3,192)
Segment assets:
2005                              $348,899     $ 11,175        $360,074        $(19,265)       $ 340,809
2004                              $439,491     $  7,869        $447,360        $(12,990)       $ 434,370

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

         The Bank entered into various interest-rate swaps during fiscal year 2003 and 2002 that total $24 million in notional principal. The swaps pay a fixed rate with the Bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range is between 1.67% - 3.01%, and expires between 1 and 5 years. The Bank also entered into various interest rate caps during fiscal year 2003 and 2002 that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The Bank accounts for these derivatives, under the guidelines of SFAS 133.

         The Company's derivatives do not meet hedge accounting requirements under SFAS 133, and therefore, the Company carries the derivatives at their fair value on the balance sheet, recognizing changes in their fair value in current-period earnings. The Company recognized a gain of $836,000 in fiscal 2005, a loss of $227,000 in fiscal 2004 and a gain of $9,000 in fiscal 2003 related to its derivatives.

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

         In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosure about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on the Corporation's results of operations, financial position or cash flows.

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," in December 2004. SFAS No. 123R is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

23. PARENT COMPANY - ONLY FINANCIAL STATEMENTS

         Parent Company - Only Condensed Statements of Financial Condition

                                                                        September 30,
                                                                -----------------------------------
                                                                    2005             2004
         ------------------------------------------------------------------------------------------
         (In Thousands)
         Assets
         Cash and cash equivalents                                  $     66          $     14
         Loans receivable                                                  -                 -
         Investment in subsidiary                                     26,243            27,833
         Prepaid expenses and other assets                               304               303
         ------------------------------------------------------------------------------------------
         Total assets                                               $ 26,613          $ 28,150
         ==========================================================================================
         Liabilities and stockholders' equity
         Accrued interest payable on subordinated debt              $       -         $      -
         Other liabilities                                                 (9)               3
         ------------------------------------------------------------------------------------------
         Total liabilities                                                 (9)               3
         ------------------------------------------------------------------------------------------
         Subordinated debt                                             9,928             9,928
         ------------------------------------------------------------------------------------------
         Stockholders' equity
              Common stock                                                30                30
              Additional paid-in capital                              25,185            25,152
              Accumulated deficit                                     (8,521)           (6,963)
         ------------------------------------------------------------------------------------------
         Total stockholders' equity                                   16,694            18,219
         ------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                 $ 26,613          $ 28,150
         ==========================================================================================

Greater Atlantic Financial Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Parent Company - Only Condensed Statements of Operations
                                                                                Year Ended September 30,
                                                                         -------------------------------------------
                                                                            2005          2004          2003
         -----------------------------------------------------------------------------------------------------------
         (In Thousands)
            Interest income                                                $      -      $      2       $    17
            Other income                                                          -             -             -
         -----------------------------------------------------------------------------------------------------------
         Total interest income                                                    -             2            17
         -----------------------------------------------------------------------------------------------------------
            Interest expense                                                    645           645           645
         -----------------------------------------------------------------------------------------------------------
            Total interest expense                                              645           645           645
         -----------------------------------------------------------------------------------------------------------
            Net interest income                                                (645)         (643)         (628)
         -----------------------------------------------------------------------------------------------------------
         Noninterest income
            Gain (loss) on sale of investment securities                          -             -             -
            Other operating income                                               19            19            19
         -----------------------------------------------------------------------------------------------------------
         Total noninterest income                                                19            19            19
         -----------------------------------------------------------------------------------------------------------
         Noninterest expense
            Other operating expense                                             142           135           109
         -----------------------------------------------------------------------------------------------------------
         Total noninterest expense                                              142           135           109
         -----------------------------------------------------------------------------------------------------------
         Loss before income from subsidiaries                                  (768)         (759)         (718)
         -----------------------------------------------------------------------------------------------------------
         Equity (loss) income from subsidiaries                                (790)       (2,433)        2,979
         -----------------------------------------------------------------------------------------------------------
         Net (loss) income                                                 $ (1,558)     $ (3,192)      $ 2,261
         ===========================================================================================================

         Parent Company - Only Condensed Statements of Cash Flows

                                                                                 Year Ended September 30,
                                                                          -------------------------------------------
                                                                            2005          2004           2003
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
         Cash flows from operating activities:
         Net income (loss)                                                 $ (1,558)     $ (3,192)        $2,261
         Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities
            (Income) loss from subsidiaries                                     790         2,433         (2,979)
            (Increase) decrease in assets                                        (1)         (283)             1
            Decrease in other liabilities                                       (12)           (9)          (170)
         ------------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                           (781)       (1,051)          (887)
         ------------------------------------------------------------------------------------------------------------
         Cash flows from investing activities:
            Loan originations in excess of repayments                             -             -            125
            Investment in subsidiary                                              -             -              -
         ------------------------------------------------------------------------------------------------------------
               Net cash provided by investing activities                          -             -            125
         ------------------------------------------------------------------------------------------------------------
         Cash flows from financing activities:
            Cash dividend from subsidiary                                       800           500              -
            Stock options exercised                                              33             -              -
         ------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                        833           500              -
         ------------------------------------------------------------------------------------------------------------
         Net (decrease) increase in cash and cash equivalents                    52          (551)          (762)
         Cash and cash equivalents at beginning of period                        14           565          1,327
         ------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                        $     66      $     14       $    565
         ============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE INFORMATION) (UNAUDITED)

         The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in Form 10-Qs, for the fiscal years ended September 30, 2005 and 2004.

                                                                              For Fiscal Year 2005
                                                  ------------------------------------------------------------------------------
                                                      For the Year
                                                         Ended
                                                      September 30,      Fourth          Third          Second         First
                                                          2005           Quarter        Quarter         Quarter       Quarter
        ------------------------------------------------------------------------------------------------------------------------
        Interest income                                 $  17,436         $  4,378       $  4,512       $  4,141      $  4,405
        Interest expense                                   10,893            2,742          2,660          2,674         2,817
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income                                 6,543            1,636          1,852          1,467         1,588
        Provision for loan losses                             219               72            144              1             2
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income, after provision                6,324            1,564          1,708          1,466         1,586
        for loan losses
        Noninterest income                                  8,317            1,911          1,494          2,413         2,499
        Noninterest expense                                16,199            4,916          3,845          3,814         3,624
        ------------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes                  (1,558)          (1,441)          (643)            65           461
        Provision for income taxes                              -                -              -              -             -
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                               $  (1,558)        $ (1,441)      $   (643)      $     65      $    461
        ========================================================================================================================
        Basic earnings (loss) per share                 $   (0.52)        $  (0.48)      $  (0.21)      $   0.02      $   0.15
        ========================================================================================================================
        Diluted earnings (loss) per share               $   (0.52)        $  (0.48)      $  (0.21)      $   0.02      $   0.14
        ========================================================================================================================

                                                                              For Fiscal Year 2004
                                                  ------------------------------------------------------------------------------
                                                      For the Year
                                                         Ended
                                                      September 30,      Fourth          Third          Second         First
                                                          2005           Quarter        Quarter         Quarter       Quarter
        ------------------------------------------------------------------------------------------------------------------------
        Interest income                                 $  18,962         $  4,625       $  4,811       $  4,989      $  4,537
        Interest expense                                   12,355            3,048          3,083          3,097         3,127
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income                                 6,607            1,577          1,728          1,892         1,410
        Provision for loan losses                             209               76             52              2            79
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income, after provision                6,398            1,501          1,676          1,890         1,331
        for loan losses
        Noninterest income                                  9,929              494          4,967          1,573         2,895
        Noninterest expense                                19,430            4,409          5,771          4,732         4,518
        ------------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes                  (3,103)          (2,414)           872         (1,269)         (292)
        Provision for income taxes                             89                -             89              -             -
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                               $  (3,192)        $ (2,414)      $    783       $ (1,269)     $   (292)
        ========================================================================================================================
        Basic earnings (loss) per share                 $   (1.06)        $  (0.80)      $   0.26       $  (0.42)     $  (0.10)
        ========================================================================================================================
        Diluted earnings (loss) per share               $   (1.06)        $  (0.80)      $   0.20       $  (0.42)     $  (0.10)
        ========================================================================================================================

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

                                 Dated: December 27, 2005