Form 10-Q
period 2005-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2006-02-14
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________.

                         Commission file number: 0-26467


                        GREATER ATLANTIC FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                     54-1873112
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

  10700 Parkridge Boulevard, Suite P50, Reston, Virginia         20191
       (Address of Principal Executive Offices)                (Zip Code)

                                 (703) 391-1300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]  No   [__]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes   [__]   No  [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   [__]   No  [ X ]

  At February 10, 2006, there were 3,020,934 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding



                                        Greater Atlantic Financial Corp.
                                          Quarterly Report on Form 10-Q
                                     For the Quarter Ended December 31, 2005

                                                Table of Contents


PART I.  FINANCIAL INFORMATION                                                                                  PAGE NO.
------------------------------                                                                                  --------

Item 1. Condensed Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at December 31, 2005 and September 30, 2005.......................3

      Consolidated Statements of Operations
      for the three months ended December 31, 2005 and December 31, 2004...............................................4

      Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2005 and December 31, 2004.............................................................5

      Consolidated Statements of Changes in Stockholders' Equity for the three months ended December 31, 2005 and December 31, 2004.............................................................5

      Consolidated Statements of Cash Flows
      for the three months ended December 31, 2005 and December 31, 2004...............................................6

      Notes to Consolidated Financial Statements.......................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................................22
Item 4.  Controls and Procedures......................................................................................23

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings..........................................................................................23
Item 1A.   Risk Factors...............................................................................................23
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds................................................23
Item 3.    Defaults Upon Senior Securities............................................................................24
Item 4.    Submission of Matters to a Vote of Security Holders........................................................24
Item 5.    Other Information..........................................................................................24
Item 6.    Exhibits...................................................................................................24

SIGNATURES............................................................................................................25

CERTIFICATIONS........................................................................................................26




                                GREATER ATLANTIC FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             December 31,      September 30,
                                                                            ----------------------------------
                                                                                 2005               2005
  ------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
  (Dollars in Thousands)
  Assets
  Cash and cash equivalents                                                 $      2,259       $     2,291
  Interest bearing deposits                                                       10,697             4,411
  Investment securities
     Available-for-sale                                                          102,666           107,829
     Held-to-maturity                                                              7,281             7,969
  Loans held for sale                                                              5,196             9,517
  Loans receivable, net                                                          196,579           194,920
  Accrued interest and dividends receivable                                        1,982             1,746
  Deferred income taxes                                                            2,129             1,974
  Federal Home Loan Bank stock, at cost                                            2,998             2,503
  Other real estate owned                                                              -               232
  Premises and equipment, net                                                      3,197             4,198
  Goodwill                                                                           956               956
  Prepaid expenses and other assets                                                1,536             2,263
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                              $    337,476       $   340,809
  ============================================================================================================
  Liabilities and stockholders' equity
  Liabilities
  Deposits                                                                  $    231,588       $   237,794
  Advance payments from borrowers for taxes and insurance                            239               268
  Accrued expenses and other liabilities                                           1,187             1,248
  Advances from the FHLB and other borrowings                                     81,742            76,479
  Junior subordinated debt securities                                              9,380             9,378
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              324,136           325,167
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,020,934 shares outstanding                              30                30
     Additional paid-in capital                                                   25,228            25,228
     Accumulated deficit                                                         (10,651)           (8,521)
     Accumulated other comprehensive loss                                         (1,267)           (1,095)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                      13,340            15,642
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                $    337,476       $   340,809
  ============================================================================================================




                                GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                   ---------------------------
                                                                                       2005          2004
  ------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands, Except Per Share Data)
  Interest income
    Loans                                                                          $    3,540    $   3,303
    Investments                                                                         1,199        1,102
  ------------------------------------------------------------------------------------------------------------
  Total interest income                                                                 4,739        4,405
  ------------------------------------------------------------------------------------------------------------

  Interest expense
    Deposits                                                                            1,765        1,514
    Borrowed money                                                                      1,098        1,303
  ------------------------------------------------------------------------------------------------------------
  Total interest expense                                                                2,863        2,817
  ------------------------------------------------------------------------------------------------------------
  Net interest income                                                                   1,876        1,588
  Provision for loan losses                                                                71            2
  ------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                   1,805        1,586
  ------------------------------------------------------------------------------------------------------------

  Noninterest income
    Fees and service charges                                                              489          235
    Gain on sale of loans                                                                 809        1,078
    Gain on sale of investment securities                                                   -          538
    Gain on derivatives                                                                    71          363
    Gain on sale of real estate owned                                                      65            -
    Other operating income                                                                 15          285
  ------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                              1,449        2,499
  ------------------------------------------------------------------------------------------------------------
  Noninterest expense
    Compensation and employee benefits                                                  2,016        1,231
    Occupancy                                                                             418          461
    Professional services                                                                 362          221
    Advertising                                                                           535          559
    Deposit insurance premium                                                              27           11
    Furniture, fixtures and equipment                                                     251          300
    Data processing                                                                       257          324
    Impairment charge                                                                     996            -
    Other operating expenses                                                              522          517
  ------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                             5,384        3,624
  ------------------------------------------------------------------------------------------------------------
  Net income (loss) before income tax provision                                        (2,130)         461
  Income tax provision                                                                      -            -
  ------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                                $   (2,130)   $      461
  ============================================================================================================
  Earnings (loss) per common share
  Basic                                                                            $    (0.71)   $     0.15
  Diluted                                                                          $    (0.71)   $     0.14
  Weighted average common shares outstanding
  Basic                                                                             3,020,934     3,012,434
  Diluted                                                                           3,020,934     4,408,362

See accompanying notes to consolidated financial statements



                             GREATER ATLANTIC FINANCIAL CORP.
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                            Three months ended December 31,
                                                         -------------------------------------
                                                               2005               2004
   -------------------------------------------------------------------------------------------
   (In Thousands)
   -------------------------------------------------------------------------------------------
   Net (loss) earnings                                          $ (2,130)              $ 461
   -------------------------------------------------------------------------------------------
   Other comprehensive (loss) income, net of tax
      Unrealized (loss) gain on securities                          (172)                 32
   -------------------------------------------------------------------------------------------
   Other comprehensive (loss) income                                (172)                 32
   -------------------------------------------------------------------------------------------
   Comprehensive (loss) income                                  $ (2,302)              $ 493
   ===========================================================================================


                                                  GREATER ATLANTIC FINANCIAL CORP.
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                        FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

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
                                         Stock        Stock      Capital     (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Balance at September 30, 2004            $    -      $    30    $ 25,152      $  (6,963)         $  (1,079)      $   17,140

Option compensation                           -            -          23              -                  -               23

Other comprehensive gain                      -            -           -              -                 32               32

Net income for the period                     -            -           -            461                  -              461
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004             $    -      $    30    $ 25,175       $ (6,502)         $  (1,047)      $   17,656
==============================================================================================================================
Balance at September 30, 2005            $    -      $    30    $ 25,228       $ (8,521)         $  (1,095)      $   15,642

Other comprehensive loss                      -            -           -              -               (172)            (172)

Net loss for the period                       -            -           -         (2,130)                 -           (2,130)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005             $    -      $    30    $ 25,228      $ (10,651)         $  (1,267)      $   13,340
==============================================================================================================================



                                         GREATER ATLANTIC FINANCIAL CORP.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Three months ended December 31,
                                                                            ------------------------------------
                                                                                  2005              2004
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net income (loss)                                                                $  (2,130)         $    461
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities
  Provision for loan loss                                                               71                 2
  Amortization of loan acquisition adjustment                                          (16)               (7)
  Depreciation and amortization                                                        211               267
  Option compensation                                                                    -                23
  Realized gain on sale of investment securities                                         -              (538)
  Gain on derivatives                                                                  (71)             (363)
  Amortization of investment security premiums                                         187               196
  Amortization of mortgage-backed securities premiums                                  209               224
  Amortization of deferred fees                                                       (158)             (219)
  Discount accretion net of premium amortization                                       (65)             (103)
  Amortization of convertible preferred stock costs                                      2                 2
  Gain on sale of loans held for sale                                                 (809)           (1,078)
  Gain on sale of foreclosed real estate                                               (65)                -
(Increase) decrease in assets
  Disbursements for origination of loans                                           (49,513)          (49,993)
  Proceeds from sales of loans                                                      54,634            53,185
  Accrued interest and dividend receivable                                            (236)              180
  Prepaid expenses and other assets                                                    679              (376)
  Deferred loan fees collected, net of deferred costs incurred                          51                12
  Impairment of premises and equipment                                                 868                 -
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                10             1,384
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            3,859             3,259
----------------------------------------------------------------------------------------------------------------



                                        GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                         Three months ended December 31,
                                                                        -----------------------------------
                                                                              2005             2004
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net decrease (increase) in loans                                         $   (1,542)       $   29,229
  Purchases of premises and equipment                                             (86)              148
  Purchases of investment securities                                           (7,707)           (6,834)
  Proceeds from sale of investment securities                                       -                 -
  Proceeds from repayments of investment securities                             4,939             5,604
  Purchases of mortgage-backed securities                                           -           (23,861)
  Proceeds from repayments of mortgage-backed securities                        7,961            10,848
  Proceeds from the sale of mortgage-backed securities                              -            21,920
  Proceeds from sale of foreclosed assets                                         297                 -
  Purchases of FHLB stock                                                      (1,350)           (2,064)
  Proceeds from sale of FHLB stock                                                855             3,245
-----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                       3,367            38,235
-----------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net decrease in deposits                                                     (6,206)          (14,832)
  Net advances (repayments) from FHLB                                          11,000           (10,200)
  Net repayments on reverse repurchase agreements                              (5,736)          (15,688)
  Increase (decrease) in advance payments by borrowers
  for taxes and insurance                                                         (30)              615
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                            (972)          (40,105)
-----------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                           6,254             1,389
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                               6,702            10,603
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                $   12,956        $   11,992
===========================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF DECEMBER 31, 2005 AND THE THREE MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented (consisting of normal recurring adjustments) have been made. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2006 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

       In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows:

                                                            At or for the three months
                                                                ended December 31,
                                                          ------------------------------------
                                                              2005              2004
  --------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Balance at beginning of period                            $     1,212       $    1,600
  Provisions                                                         71                2
  Total charge-offs                                                 (52)             (20)
  Total recoveries                                                   14                8
  --------------------------------------------------------------------------------------------
  Net charge-offs                                                   (38)             (12)
  --------------------------------------------------------------------------------------------
  Balance at end of period                                  $     1,245       $    1,590
  ============================================================================================
  Ratio of net charge-offs during the period
     to average loans outstanding during the period                0.02%            0.01%
  ============================================================================================
  Allowance for loan losses to total non-performing
     loans at end of period                                       63.68%          170.78%
  ============================================================================================
  Allowance for loan losses to total loans                         0.59%            0.68%
  ============================================================================================

(3) REGULATORY MATTERS

    The capital distribution regulation of the OTS requires that the institution provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank paid dividends of $655,000 to the company during the year ended September 30, 2005 and $164,000 to the company during the quarter ended December 31, 2005.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF DECEMBER 31, 2005 AND THE THREE MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At December 31, 2005, the bank was classified as a well-capitalized financial institution.

         The following presents the bank's capital position at December 31, 2005:

  ---------------------------------------------------------------------------------------------------------------
                                                 Required     Required       Actual       Actual
                                                 Balance       Percent      Balance      Percent       Surplus
  ---------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Leverage                                        $16,866         5.00%     $21,652         6.42%       $4,786
  Tier 1 Risk-based                               $13,411         6.00%     $21,652         9.69%       $8,241
  Total Risk-based                                $22,351        10.00%     $22,784        10.19%       $  433
  ===============================================================================================================

(4) STOCK OPTIONS

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of December 31, 2005, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

  ---------------------------------------------------------------------------------------------------------------
                                                                         Number of    Exercise      Expiration
                                                                           Shares       Price          Date
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2003                190,000
  Options granted                                                           36,000       $ 8.50     10-20-2013
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2004                226,000
  Options granted                                                          104,000       $ 6.75      10-6-2014
  Options exercised                                                          8,500       $ 4.00
  Options expired                                                           55,500       $ 6.52
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2005                266,000
  Options granted                                                                -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at December 31, 2005                 266,000
  ===============================================================================================================

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No.
25. As allowable under SFAS 123, the Company used the Black-Scholes method to measure the compensation cost of stock options granted in 2005 with the following assumptions: risk free interest rate of 4.23%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 47%. Using those assumptions, the average weighted fair value of the stock options granted during fiscal 2005 was $3.70.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF DECEMBER 31, 2005 AND THE THREE MONTHS THEN ENDED IS UNAUDITED

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

         If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income
(loss) would have been changed to the pro forma amounts indicated below:

                                                                            Three months ended
                                                                               December 31,
                                                                         ---------------------------
                                                                             2005          2004
   -------------------------------------------------------------------------------------------------
   (In Thousands, except per share data)
   Net earnings (loss)                                                     $(2,130)        $  461
      Deduct: Total stock-based employee compensation expense                    -              -
   -------------------------------------------------------------------------------------------------
   Pro forma net earnings (loss) attributable to common stockholders       $(2,130)        $  461
   =================================================================================================
   Earnings (loss) per common share
      Basic                                                                $ (0.71)        $ 0.15
      Diluted                                                              $ (0.71)        $ 0.14
   Earnings (loss) per common share, pro forma
      Basic                                                                $ (0.71)        $ 0.15
      Diluted                                                              $ (0.71)        $ 0.14

(5) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended December 31, 2005. The effect of the conversion of preferred securities and the impact of stock options were antidilutive for the period ended December 31, 2005.

                                                                                    Three months ended December 31,
                                                                                  -----------------------------------
                                                                                        2005              2004
          -----------------------------------------------------------------------------------------------------------
          (Dollars in Thousands, except per share data)
          Net earnings                                                                 $    (2,130)      $      461
          Effect of conversion of preferred securities                                         164              164
          Diluted earnings per share                                                        (1,966)             625
          Weighted average common shares outstanding                                     3,020,934        3,012,434
          Effect of conversion of preferred securities                                   1,371,429        1,371,429
          Common stock equivalents due to dilutive effect of stock options                   8,945           24,499
          Total weighted average common shares and common
          share equivalents outstanding                                                  4,401,308        4,408,362
          Basic earnings per common share                                              $     (0.71)      $     0.15
          Diluted earnings per common share                                            $     (0.71)      $     0.14

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF DECEMBER 31, 2005 AND THE THREE MONTHS THEN ENDED IS UNAUDITED


(6) SEGMENT REPORTING

         The company has two reportable segments, banking and mortgage banking. The bank operates retail deposit branches in the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumers and small businesses with deposit products such as demand, transaction, and savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in residential real estate loans purchased from GAMC and others, and also invests in mortgage-backed and other securities. The mortgage banking segment activities, which are conducted principally through GAMC, include the origination of residential real estate loans either for sale into the secondary market with servicing released of for the Bank's portfolio.

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total                       Total
                                                             Mortgage     Reportable    Intersegment   Operating
For the three months ended December 31,         Banking       Banking      Segments     Eliminations    Earnings
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Net interest income: (1)
2005                                           $  1,777     $     28       $  1,805      $      -     $   1,805
2004                                           $  1,537     $     49       $  1,586      $      -     $   1,586
Noninterest income:
2005                                           $    306     $  1,147       $  1,453      $     (4)    $   1,449
2004                                           $  1,451     $  1,059       $  2,510      $    (11)    $   2,499
Noninterest expense:
2005                                           $  2,525     $  2,863       $  5,388      $     (4)    $   5,384
2004                                           $  2,504     $  1,131       $  3,635      $    (11)    $   3,624
Net income (loss):
2005                                           $   (441)    $ (1,689)      $ (2,130)     $      -     $  (2,130)
2004                                           $    485     $    (24)      $    461      $      -     $     461
Segment assets:
2005                                           $326,831     $  5,316       $332,147      $ (5,329)    $ 337,476
2004                                           $393,875     $  5,509       $399,384      $ (3,216)    $ 396,168

(1) Segment net interest income reflects income after provisions for loan losses.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF DECEMBER 31, 2005 AND THE THREE MONTHS THEN ENDED IS UNAUDITED

         In 2004, the bank entered into a management agreement with the manager of its mortgage-banking subsidiary. Under the management agreement the manager was to reimburse operating expenses equal to approximately 100% of any operating loss in return for an increase in his share of net earnings from 40% to 80%. Reflected in the mortgage banking non-interest expense of $1.1 million for 2004 is a reduction of $571,000 provided by the manager of the mortgage company.

         Under the management agreement, if Greater Atlantic Mortgage sustained losses in excess of the amount in the escrow, and the manager did not restore those losses within 15 days of demand, Greater Atlantic Mortgage's recourse was to terminate the agreement. At June 30, 2005, the $1,300,000 in the escrow had been depleted, the manager contributed $108,000 to Greater Atlantic Mortgage to make up the deficiency and the agreement was continued for three months.

         During the three months ended September 30, 2005, the losses at Greater Atlantic Mortgage continued and reached approximately $993,000. Because the escrow account was depleted and the manager had not posted sufficient collateral to securitize the account receivable due from him, the Bank's earnings were reduced by the $993,000 loss.

         The Company recognized an additional loss, due to the unprofitable operations of Greater Atlantic Mortgage, of $693,000 for the three months ended December 31, 2005. In addition to the loss from operations, a non-recurring pre-tax impairment charge of $996,000 was recorded for the three months ended December 31, 2005. That charge requires a write down of long-lived assets by recording an impairment charge due to the anticipated discontinuance of operations.

         Non-interest expense includes the impact of losses from operations and impairment charges totaling $1.7 million for the quarter ended December 31, 2005, compared to a loss of $24,000 during the quarter ended December 31, 2004.

(7) RECENT ACCOUNTING STANDARDS

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

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," in December 2004. SFAS No. 123R is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFORMATION AS OF DECEMBER 31, 2005 AND THE THREE MONTHS THEN ENDED IS UNAUDITED

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

         The bank entered into various interest-rate swaps that total $24 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one- to three-month floating rate LIBOR. The capped range is between 1.31% - 4.53%, and expires between 1 and 5 years. The bank also entered into various interest rate caps that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the three months ended December 31, 2005 and 2004 the instruments did not meet hedge accounting requirements. The statements of operations include net gains of $71,000 and of $363,000 for the three months ended December 31, 2005 and 2004, respectively.

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

         Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or market value. To deliver closed loans and to control interest rate risk prior to sale, the company enters into agreements to sell the loans while the loans are still in the pipeline. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. At December 31, 2005, the bank had $20.0 million of loans held for sale and commitments outstanding related to loans being originated for sale to investors. The value of the interest rate locks and related forward commitments were immaterial to the financial statements at December 31, 2005.

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

         At December 31, 2005 the company's total assets were $337.5 million, compared to the $340.8 million held at September 30, 2005, representing a decrease of 0.98%. Both the bank's overall asset size and customer base decreased during the period and that decline is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at December 31, 2005 were $196.6 million, an increase of $1.7 million or 0.85% from the $194.9 million held at September 30, 2005. The increase in loans consisted primarily of single-family and construction loans. At December 31, 2005, investment securities were $109.9 million, a decrease of $5.9 million or 5.05% from the $115.8 million held at September 30, 2005. Deposits at December 31, 2005 were $231.6 million, a decrease of $6.2 million, which resulted primarily from the sale of the bank's two branch offices located in Winchester and Sterling, Virginia. Those sales of deposits amounted to $27.6 million and were offset by increases in our money fund and non-interest checking accounts.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

         NET INCOME. For the three months ended December 31, 2005, the company had net loss of $2.1 million or $0.71 per diluted share compared to earnings of $461,000 or $0.14 per diluted share for the three months ended December 31, 2004. The decline in earnings of $2.6 million over the comparable period one-year ago was primarily the result of an increase in non-interest expense, a decrease in non-interest income and an increase in the provision for loan losses. Those declines were partially offset by an increase in net interest income.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
                                                                                      -------------------------------
Three Months Ended December 31,                         2005              2004           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 3,540           $ 3,303           $ 237           7.18%
   Investments                                           1,199             1,102              97           8.80
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,739             4,405             334           7.58
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,765             1,514             251          16.58
   Borrowings                                            1,098             1,303            (205)        (15.73)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,863             2,817              46           1.63
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,876           $ 1,588           $ 288          18.14%
=====================================================================================================================

         The increase in net interest income during the quarter ended December 31, 2005, resulted primarily from a 70 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.59% for the quarter ended December 31, 2004 to 2.29% for the quarter ended December 31, 2005, offset in part by a $71.5 million decrease in the bank's interest-earning assets. Contributing to the increase in the net interest margin was a $41,000 reduction in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $305,000 in the comparable period one year ago. That increase in net interest margin also resulted from the average yield on interest-earning assets increasing 63 basis points more than the increase in the average cost on interest-bearing liabilities and was partially offset by an increase in the bank's average interest-bearing liabilities exceeding the increase in average interest earning assets by $963,000.

         INTEREST INCOME. Interest income for the three months ended December 31, 2005 increased $334,000 compared to the three months ended December 31, 2004, primarily as a result of an increase of 137 basis points in the average yield earned on interest earning assets. That increase was partially offset by a decrease of $71.5 million in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $46,000 increase in interest expense for the three months ended December 31, 2005 compared to the 2004 period was principally the result of a 74 basis point increase in the cost of funds on average deposits and borrowed funds. The increase in the cost of funds was partially offset by a $72.5 million decrease in average deposits and borrowed funds. The increase in interest expense on deposits was primarily due to a 102 basis point increase in rates paid on certificates of deposit, savings and NOW and money market accounts. That increase was partially offset by a decrease of $53.7 million in average deposits from $269.4 million for the three months ended December 31, 2004 to $215.7 million for the three months ended December 31, 2005. The increase in expense was primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the three months ended December 31, 2005 compared to the 2004 period was principally the result of a $18.8 million decrease in average borrowed funds and was partially offset by a 3 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $205,000 in interest expense on borrowings were a $231,000 decrease relating to average volume, offset by a $26,000 increase relating to average cost

         COMPARATIVE AVERAGE BALANCES AND INTEREST INCOME ANALYSIS. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and annualized rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------------
                                                      2005                                    2004
                                     ------------------------------------------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/     YIELD/       AVERAGE       INCOME/       YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                 $  102,866    $  1,809         7.03%   $  114,610     $   1,847        6.45%
   Consumer loans                        68,646       1,116         6.50        73,211           833        4.55
   Commercial business loans             35,891         615         6.85        45,933           623        5.43
                                     -----------   ---------     --------   -----------    ----------     ---------
      Total loans                       207,403       3,540         6.83       233,754         3,303        5.65

Investment securities                    66,191         780         4.71        71,840           509        2.83
Mortgage-backed securities               53,847         419         3.11        93,357           593        2.54
                                     -----------   ---------     --------   -----------    ----------     ---------
      Total interest-earning assets     327,441       4,739         5.79       398,951         4,405        4.42
                                                   ---------     --------                  ----------     ---------
Non-earning assets                       16,668                                 21,766
                                     -----------                            -----------
  Total assets                       $  344,109                             $  420,717
                                     ============                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:
   Savings accounts                  $    6,749          15         0.89    $   13,139            32        0.97
   Now and money market accounts         69,223         524         3.03        72,798           230        1.26
   Certificates of deposit              139,723       1,226         3.51       183,419         1,252        2.73
                                     -----------   ---------     --------   -----------    ----------     ---------
      Total deposits                    215,695       1,765         3.27       269,356         1,514        2.25

   FHLB advances                         50,727         614         4.84        46,089           488        4.24
   Other borrowings                      44,860         484         4.32        68,310           815        4.77
                                     -----------   ---------     --------   -----------    ----------     ---------
  Total interest-bearing liabilities    311,282       2,863         3.68       383,755         2,817        2.94
                                                   ---------     --------                  ----------     ---------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      15,668                                 15,499
Other liabilities                         1,421                                  1,988
                                     -----------                            -----------
  Total liabilities                     328,371                                401,242
Stockholders' equity                     15,738                                 19,475
                                     -----------                            -----------
  Total liabilities and
   stockholders' Equity              $  344,109                             $  420,717
                                     ===========                            ===========
Net interest income                                $  1,876                                $   1,588
                                                   =========                               ==========
Interest rate spread                                                2.11%                                   1.48%
                                                                 =========                                ========
Net interest margin                                                 2.29%                                   1.59%
                                                                 =========                                ========

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

                                                        THREE MONTHS ENDED
                                                  DECEMBER 31, 2005 COMPARED TO
                                                        DECEMBER 31, 2004
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME            RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                            $   (189)        $   151         $  (38)
Consumer loans                                    (52)            335            283
Commercial business loans                        (136)            128             (8)
                                          ----------------  -------------- --------------
      Total loans                                (377)            614            237
Investments                                       (40)            311            271
Mortgage-backed securities                       (251)             77           (174)
                                          ----------------  -------------- --------------
Total interest-earning assets                $   (668)        $ 1,002         $  334
                                          ================  ============== ==============

Savings accounts                             $    (16)        $    (1)        $  (17)
Now and money market accounts                     (11)            305            294
Certificates of deposit                          (298)            272            (26)
                                          ----------------  -------------- --------------
  Total deposits                                 (325)            576            251
FHLB advances                                      49              77            126
Other borrowings                                 (280)            (51)          (331)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (556)            602             46
                                          ================  ============== ==============
Change in net interest income                $   (112)        $   400         $  288
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

         Non-performing assets were $2.0 million or 0.58% of total assets at December 31, 2005, with $1.6 million classified as substandard, $27,000 classified as doubtful and none classified as loss, compared to $931,000 or 0.24% classified as non-performing at December 31, 2004. Non-performing assets increased $1.0 million from the comparable period one year ago, and the company increased the provision for loan losses by $69,000. The increase in non-performing assets from the year ago period was due to the increase of the outstanding balance of one of the bank's commercial business loans. The increase in provision was due primarily to the increase in the required provision for that loan.

         NON-INTEREST INCOME. Non-interest income decreased $1.1 million during the quarter ended December 31, 2005, over the comparable period one year ago. That decrease was primarily the result of decreases totaling $1.4 million in gains on sale of investment securities, gains on derivatives, gain on sale of loans and a decline in other operating income. Those decreases in income were partially offset by increases of $319,000 and $65,000 in service fees on deposits and gain on sale of real estate owned, respectively. The reduced level of gain on sale of loans during the quarter ended December 31, 2005 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary and lower margins than those obtained in the year-ago period. In addition, during the period one year ago, the bank exchanged single-family loans for mortgage-backed securities, which were sold during the quarter, recognizing $538,000 in gain on sale. The decrease in other operating income reflects the gain recognized one year ago from the sale of the bank's Washington, D.C. branch.

         The following table presents a comparison of the components of non-interest income.

                                                                                          Difference
                                                                             --------------------------------------
Three Months Ended December 31,                    2005            2004           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Gain on sale of loans                           $    809       $ 1,078          $   (269)            (24.95)%
   Service fees on loans                                385            66               319             483.33
   Service fees on deposits                             104           169               (65)            (38.46)
   Gain on sale of investment securities                  -           538              (538)               N/A
   Gain on derivatives                                   71           363              (292)            (80.44)
   Gain on sale of real estate owned                     65             -                65                N/A
   Other operating income                                15           285              (270)            (94.74)
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                    $  1,449       $ 2,499          $ (1,050)            (42.02)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $1.8 million from $3.6 million for the quarter ended December 31, 2004 to $5.4 million for the first quarter in the current fiscal year. The increase was primarily attributable to a $1.7 million increase in the mortgage company's non-interest expense from that incurred in the comparable period one year ago. The increase in non-interest expense at the mortgage company level was primarily a non-recurring pre-tax impairment charge of $996,000 recorded in other operating expenses, $746,000 in compensation, of which $571,000 was an expense reimbursement by the manager one year ago with no comparable reimbursement for the current quarter, and was coupled with increases in professional services, occupancy and furniture fixtures and equipment. The impairment charge requires a write down of long-lived assets by recording a charge due to the anticipated discontinuance of operations. The manager made no expense reimbursement for the current quarter. Accordingly, at December 31, 2005, the Company set up a reserve for loss and charged $693,000 against earnings to account for the funds that were to have been contributed to the mortgage company by the manager. The increases identified above were partially offset by decreases in advertising and data processing. The increase of $20,000 in the bank's non-interest expense was distributed over various non-interest expense categories.

         The following table presents a comparison of the components of non-interest expense.

                                                                                               Difference
                                                                                    ---------------------------------
Three Months Ended December 31,                            2005            2004         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 2,016        $ 1,231         $   785          63.77%
   Occupancy                                                  418            461             (43)         (9.33)
   Professional services                                      362            221             141          63.80
   Advertising                                                535            559             (24)         (4.29)
   Deposit insurance premium                                   27             11              16         145.45
   Furniture, fixtures and equipment                          251            300             (49)        (16.33)
   Data processing                                            257            324             (67)        (20.68)
   Other operating expense                                  1,518            517           1,001         193.62
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 5,384        $ 3,624         $ 1,760          48.57%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Based on recent tax legislation, the company expects to offset all taxable income in fiscal 2006 with existing net operating losses carried forward from prior years. The company believes that it will continue to generate taxable income for the foreseeable future, which will assure the use of existing net operating losses.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at December 31, 2005 and the effect these obligations are expected to have on the bank's liquidity and cash flows in future periods.

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than One   Two - Three     Four - Five     After Five
                                           Total            Year          Years           Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In thousands)
   FHLB Advances (1)                      $ 49,000        $ 18,000       $ 6,000         $     -        $ 25,000
   Reverse repurchase agreements            32,742          32,742             -               -               -
   Operating leases                          5,460           1,039         2,111           1,746             564
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                 $ 87,202        $ 51,781       $ 8,111         $ 1,746        $ 25,564
   =================================================================================================================

   (1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.

Other Commercial Commitments

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than One    Two - Three    Four - Five     After Five
                                           Total            Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In Thousands)
   Certificate of deposit maturities(1)  $ 135,308       $  98,324       $ 30,320        $ 6,571            $ 93
   Loan originations                        46,203          46,203              -              -               -
   Unfunded lines of credit                111,413         111,413              -              -               -
   Standby letters of credit                   101             101              -              -               -
   -----------------------------------------------------------------------------------------------------------------
        Total                            $ 293,025       $ 256,041       $ 30,320        $ 6,571            $ 93
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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $115.6 million or 34.26% of total assets.

The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the three months ended December 31, 2005, the bank's loan purchases and originations totaled $27.4 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $7.7 million for the three months ended December 31, 2005.

         The bank has other sources of liquidity if a need for additional funds arises. At December 31, 2005, the bank had $49.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $52.5 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At December 31, 2005, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $157.7 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December 31, 2005, totaled $98.3 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps and the pay-fixed interest rate swaps are designed to provide an additional layer of protection should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At December 31, 2005, we held an aggregate notional value of $30 million of caps and $24 million of swaps that pay-a fixed interest rate. None of the interest rate caps had strike rates that were in effect at December 31, 2005, as current LIBOR rates were below the strike rates.

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

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

Not applicable.

ITEM 1A.   Risk Factors

         On February 6, 2006, the registrant's subsidiary, Greater Atlantic Bank, and Greater Atlantic Mortgage Corporation, a subsidiary of Greater Atlantic Bank, terminated the Management Agreement with Stamm Mortgage Management, Inc., which had been entered into on December 31, 2004 and effective October 1, 2004 (the "Management Agreement"). Greater Atlantic Mortgage Corporation originated mortgage loans on a nationwide basis for sale in the secondary market and participated in niche mortgage products, such as Federal Housing Administration ("FHA") streamline refinancings. The termination of the Management Agreement was disclosed in a filing with the Securities and Exchange Commission on Form 8-K on February 10, 2006.

         Greater Atlantic Bank has begun the process of terminating the operations of Greater Atlantic Mortgage Corporation, which will result in further losses to Greater Atlantic Financial Corp. While the amount of the actual results may vary from the estimated loss, it is currently estimated that Greater Atlantic Financial Corp. will incur operating losses and closure cost of approximately $1.0 million during the wind-down of Greater Atlantic Mortgage Corporation. Greater Atlantic Bank expects to complete that wind-down during the three months ended March 31, 2006.

         In addition, future earnings could be reduced if interest income earned on the loans held for sale by Greater Atlantic Mortgage Corporation are not replaced by assets earning a comparable return.

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


                           GREATER ATLANTIC FINANCIAL CORP.
                           --------------------------------
                                   (Registrant)


                           By: /s/ Carroll E. Amos
                               -------------------
                               Carroll E. Amos
                               President and Chief Executive Officer



                           By: /s/ David E. Ritter
                               -------------------
                               David E. Ritter
                               Senior Vice President and Chief Financial Officer


                               Date: February 13, 2006