Form 10-Q
period 2006-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2006-05-15
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [__]  Accelerated filer [__]  Non- accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   [__]   No  [ X ]


     At May 10, 2006, there were 3,020,934 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding


                                        GREATER ATLANTIC FINANCIAL CORP.
                                          QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE QUARTER ENDED MARCH 31, 2006

                                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------

Item 1. Condensed Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at March 31, 2006 and September 30, 2005 ..........................3

      Consolidated Statements of Operations
      for the three and six months ended March 31, 2006 and March 31, 2005..............................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the six months ended March 31, 2006 and March 31, 2005 .......................................................5

      Consolidated Statements of Changes in Stockholders' Equity
      for the six months ended March 31, 2006 and March 31, 2005........................................................5

      Consolidated Statements of Cash Flows
      for the six months ended March 31, 2006 and March 31, 2005........................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................26
Item 4.  Controls and Procedures.......................................................................................28

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings...........................................................................................28
Item 1A.   Risk Factors................................................................................................28
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.................................................30
Item 3.    Defaults Upon Senior Securities.............................................................................30
Item 4.    Submission of Matters to a Vote of Security Holders.........................................................30
Item 5.    Other Information...........................................................................................30
Item 6.    Exhibits....................................................................................................30

SIGNATURES.............................................................................................................31

CERTIFICATIONS.........................................................................................................32



                                        GREATER ATLANTIC FINANCIAL CORP.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               March 31,       September 30,
                                                                            ----------------------------------
                                                                                 2006               2005
  ------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
  (Dollars in Thousands)
  Assets
  Cash and cash equivalents                                                     $  2,073           $  2,291
  Interest bearing deposits                                                        7,329              4,411
  Investment securities
     Available-for-sale                                                           93,441            107,829
     Held-to-maturity                                                              6,298              7,969
  Loans held for sale                                                              3,473              9,517
  Loans receivable, net                                                          193,637            194,920
  Accrued interest and dividends receivable                                        1,964              1,746
  Deferred income taxes                                                            2,104              1,974
  Federal Home Loan Bank stock, at cost                                            2,388              2,503
  Other real estate owned                                                              -                232
  Premises and equipment, net                                                      2,984              4,198
  Goodwill                                                                           956                956
  Prepaid expenses and other assets                                                1,522              2,263
  -------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $318,169           $340,809
  =============================================================================================================
  Liabilities and stockholders' equity
  Liabilities
  Deposits                                                                      $231,191           $237,794
  Advance payments from borrowers for taxes and insurance                            340                268
  Accrued expenses and other liabilities                                             750              1,248
  Advances from the FHLB and other borrowings                                     64,331             76,479
  Junior subordinated debt securities                                              9,383              9,378
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              305,995            325,167
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                  -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,020,934 shares outstanding                              30                 30
     Additional paid-in capital                                                   25,228             25,228
     Accumulated deficit                                                         (11,836)            (8,521)
     Accumulated other comprehensive loss                                         (1,248)            (1,095)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                      12,174             15,642
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                    $318,169           $340,809
  ============================================================================================================

See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three Months Ended             Six Months Ended
                                                                  March 31,                     March 31,
                                                        ------------------------------------------------------------
                                                             2006            2005          2006           2005
  ------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands, Except Per Share Data)
  Interest income
    Loans                                                 $    3,521     $    2,966    $    7,061     $    6,269
    Investments                                                1,201          1,175         2,400          2,277
  ------------------------------------------------------------------------------------------------------------------
  Total interest income                                        4,722          4,141         9,461          8,546
  ------------------------------------------------------------------------------------------------------------------

  Interest expense
    Deposits                                                   1,890          1,512         3,654          3,026
    Borrowed money                                               993          1,162         2,091          2,465
  ------------------------------------------------------------------------------------------------------------------
  Total interest expense                                       2,883          2,674         5,745          5,491
  ------------------------------------------------------------------------------------------------------------------
  Net interest income                                          1,839          1,467         3,716          3,055
  Provision for loan losses                                        3              1            74              3
  ------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses          1,836          1,466         3,642          3,052
  ------------------------------------------------------------------------------------------------------------------

  Noninterest income
    Fees and service charges                                     538            214         1,027            449
    Gain on sale of loans                                        657          1,249         1,465          2,327
    Gain on sale of investment securities                          -              -             -            538
    (Loss) gain on derivatives                                   113            519           184            882
    Gain on sale of foreclosed real estate                         -              -            65              -
    Gain on sale of branches                                       -            414             -            683
    Other operating income                                        31             17            46             33
  ------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                     1,339          2,413         2,787          4,912
  ------------------------------------------------------------------------------------------------------------------
  Noninterest expense
    Compensation and employee benefits                         1,997          1,330         4,013          2,561
    Occupancy                                                    435            434           853            895
    Professional services                                        423            291           785            511
    Advertising                                                  355            579           890          1,138
    Deposit insurance premium                                     25             21            53             32
    Furniture, fixtures and equipment                            265            284           516            583
    Data processing                                              251            313           507            637
    Other operating expenses                                     609            562         2,127          1,081
  ------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                    4,360          3,814         9,744          7,438
  ------------------------------------------------------------------------------------------------------------------
  Net (loss) income before income tax provision               (1,185)            65        (3,315)           526
  Income tax provision                                             -              -             -              -
  ------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                       $   (1,185)    $       65    $   (3,315)    $      526
  ==================================================================================================================
  Earnings (loss) per common share
  Basic                                                   $    (0.39)    $     0.02    $    (1.10)    $     0.17
  Diluted                                                 $    (0.39)    $     0.02    $    (1.10)    $     0.17
  Weighted average common shares outstanding
  Basic                                                    3,020,934      3,012,434     3,020,934      3,012,434
  Diluted                                                  3,020,934      4,405,827     3,020,934      4,407,266


See accompanying notes to consolidated financial statements


                                GREATER ATLANTIC FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                              Six months ended March 31,
                                                         -------------------------------------
                                                               2006               2005
   -------------------------------------------------------------------------------------------
   (In Thousands)
   -------------------------------------------------------------------------------------------
   Net (loss) earnings                                        $ (3,315)           $ 526
   -------------------------------------------------------------------------------------------
   Other comprehensive (loss) income, net of tax
      Unrealized (loss) gain on securities                        (153)             (77)
   -------------------------------------------------------------------------------------------
   Other comprehensive (loss) income                              (153)             (77)
   -------------------------------------------------------------------------------------------
   Comprehensive (loss) income                                $ (3,468)           $ 449
   ===========================================================================================

                                        GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005


------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                Additional   Accumulated         Other           Total
                                        Preferred     Common     Paid-in      Earnings      Comprehensive    Stockholders'
                                         Stock        Stock      Capital     (Deficit)      Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance at September 30, 2004                $-         $ 30    $ 25,152       $ (6,963)         $ (1,079)        $ 17,140

Option compensation                           -            -          53              -                 -               53

Other comprehensive loss                      -            -           -              -               (77)             (77)

Net income for the period                     -            -           -            526                 -              526
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005                    $-         $ 30    $ 25,205       $ (6,437)         $ (1,156)        $ 17,642
==============================================================================================================================
Balance at September 30, 2005                $-         $ 30    $ 25,228       $ (8,521)         $ (1,095)        $ 15,642

Other comprehensive loss                      -            -           -              -              (153)            (153)

Net loss for the period                       -            -           -         (3,315)                -           (3,315)
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2006                    $-         $ 30    $ 25,228       $(11,836)         $ (1,248)        $ 12,174
==============================================================================================================================

See accompanying notes to consolidated financial statements


                                GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                Six months ended March 31,
                                                                            ------------------------------------
                                                                                  2006              2005
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net income (loss)                                                                 $ (3,315)         $    526
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
  Provision for loan loss                                                               74                 3
  Amortization of loan acquisition adjustment                                          (26)              (14)
  Depreciation and amortization                                                        419               511
  Option compensation                                                                    -                53
  Net gain on sale of mortgage-backed securities                                         -              (538)
  (Gain) loss on derivatives                                                          (184)             (882)
  Amortization of investment security premiums                                         442               448
  Amortization of mortgage-backed securities premiums                                  371               430
  Amortization of deferred fees                                                       (286)             (336)
  Discount accretion net of premium amortization                                      (135)             (197)
  Amortization of convertible preferred stock costs                                      5                 5
  Gain on sale of loans held for sale                                               (1,465)           (2,327)
  Gain on sale of foreclosed real estate                                               (65)                -
  Gain on sale of fixed assets                                                         (26)                -
(Increase) decrease in assets
  Disbursements for origination of loans                                           (91,477)         (124,870)
  Proceeds from sales of loans                                                      98,987           121,109
  Accrued interest and dividend receivable                                            (218)              249
  Prepaid expenses and other assets                                                    697              (184)
  Deferred loan fees collected, net of deferred costs incurred                         163                90
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                              (314)           (1,553)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                  3,647            (7,477)
----------------------------------------------------------------------------------------------------------------

Continued



                                GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                            Six months ended March 31,
                                                                        -----------------------------------
                                                                              2006             2005
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net decrease  in loans                                                     $  1,492          $ 40,032
  Disposal  of premises and equipment                                             811             1,981
  Purchases of investment securities                                           (7,707)           (9,208)
  Proceeds from repayments of investment securities                             8,401            10,806
  Purchases of mortgage-backed securities                                           -           (24,224)
  Proceeds from repayments of mortgage-backed securities                       14,322            18,656
  Proceeds from the sale of mortgage-backed securities                              -            22,802
  Proceeds from the sale of foreclosed assets                                     297                 -
  Purchases of FHLB stock                                                      (1,800)           (3,009)
  Proceeds from sale of FHLB stock                                              1,915             4,456
-----------------------------------------------------------------------------------------------------------
Net cash provided investing activities                                         17,731            62,292
-----------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net decrease in deposits                                                     (6,603)          (28,899)
  Net advances from FHLB                                                            -           (10,200)
  Net borrowings on reverse repurchase agreements                             (12,148)          (12,197)
  Increase (decrease) in advance payments by borrowers
  for taxes and insurance                                                          73                (6)
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                         (18,678)          (51,302)
-----------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                           2,700             3,513
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                               6,702            10,603
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                  $  9,402          $ 14,116
===========================================================================================================

See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF MARCH 31, 2006 AND THE SIX MONTHS THEN ENDED IS UNAUDITED

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. ("the company") and its wholly owned subsidiary, Greater Atlantic Bank ("the bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. All adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made. It is recommended that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2005. The results of operations for the three months or the six months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2006 or any future periods.

(2) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows:

                                                             At or for the six months ended
                                                                        March 31,
                                                          -------------------------------------
                                                               2006                2005
  ---------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Balance at beginning of period                                $ 1,212           $ 1,600
  Provisions                                                         74                 3
  Total charge-offs                                                 (57)              (60)
  Total recoveries                                                   21                 9
  ---------------------------------------------------------------------------------------------
  Net charge-offs                                                   (36)              (51)
  ---------------------------------------------------------------------------------------------
  Balance at end of period                                      $ 1,250           $ 1,552
  =============================================================================================
  Ratio of net charge-offs during the period
     to average loans outstanding during the period                0.02%             0.02%
  =============================================================================================
  Allowance for loan losses to total non-performing
     loans at end of period                                       86.45%           100.39%
  =============================================================================================
  Allowance for loan losses to total loans                         0.62%             0.71%
  =============================================================================================

(3) REGULATORY MATTERS

         The capital distribution regulation of the OTS requires that the bank provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank paid dividends of $655,000 to the company during the year ended September 30, 2005 and $327,000 to the company during the six months ended March 31, 2006.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF MARCH 31, 2006 AND THE SIX MONTHS THEN ENDED IS UNAUDITED

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At March 31, 2006, the bank was classified as a well-capitalized financial institution.

         The following presents the bank's capital position at March 31, 2006:

  ---------------------------------------------------------------------------------------------------------------
                                                 Required     Required       Actual       Actual     Surplus
                                                 Balance       Percent      Balance      Percent
  ---------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Leverage                                        $15,862         5.00%     $20,212         6.37%       $4,350
  Tier 1 Risk-based                               $12,182         6.00%     $20,099         9.90%       $7,917
  Total Risk-based                                $20,303        10.00%     $21,349        10.52%       $1,046
  ===============================================================================================================

(4) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of March 31, 2006, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:

  ---------------------------------------------------------------------------------------------------------------
                                                                         Number of    Exercise    Expiration
                                                                           Shares       Price        Date
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2003                190,000
  Options granted                                                           36,000       $ 8.50     10-20-2013
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2004                226,000
  Options granted                                                          104,000       $ 6.75      10-6-2014
  Options exercised                                                         (8,500)      $ 4.00
  Options expired                                                          (55,500)      $ 6.52
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2005                266,000
  Options granted                                                                -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at March 31, 2006                    266,000
  ===============================================================================================================

         The company has elected to present in the notes of the consolidated financial statements the impact to net income and earnings per share of estimating the fair value of each option on the date of grant using the Black-Scholes option-pricing model. No options were granted during the six months ended March 31, 2006. The Company has elected to continue to disclose in the notes to the consolidated financial statements under SFAS 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF SFAS
123. If the Company had determined the cost for its stock options based on the fair value method at the grant date under SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's pro forma net income and earnings per share for the six months ended March 31, 2006 and 2005 would have been the amounts shown below. The company has adopted SFAS 123R which requires the fair value method be used to account for stock based compensation and the recognition of the fair value of stock options as compensation expense in the financial statements effective after October 1, 2005.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF MARCH 31, 2006 AND THE SIX MONTHS THEN ENDED IS UNAUDITED

         Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                                               Six months ended
                                                                                   March 31,
                                                                              ----------------------
                                                                                        2005
   -------------------------------------------------------------------------------------------------
   (In Thousands, except per share data)
   Net earnings (loss)                                                                      $  526
      Deduct: Total stock-based employee compensation expense                                 (318)
   -------------------------------------------------------------------------------------------------
   Pro forma net earnings (loss) attributable to common stockholders                        $  208
   =================================================================================================
   Earnings (loss) per common share
      Basic                                                                                 $ 0.17
      Diluted                                                                               $ 0.17
   Earnings (loss) per common share, pro forma
      Basic                                                                                 $ 0.07
      Diluted                                                                               $ 0.05

(5) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the six months ended March 31, 2006 and 2005. The effect of the conversion of preferred securities and the impact of stock options were antidilutive for the period ended March 31, 2006.

                                                                             Six months ended March 31,
                                                                          -----------------------------------
                                                                                2006              2005
   ----------------------------------------------------------------------------------------------------------
   (Dollars in Thousands, except per share data)
   Net earnings                                                                 $   (3,315)      $      526
   Effect of conversion of preferred securities                                        203              203
   Diluted earnings                                                                 (3,112)             729
   Weighted average common shares outstanding                                    3,020,934        3,012,434
   Effect of conversion of preferred securities                                  1,371,429        1,371,429
   Common stock equivalents due to dilutive effect of stock options                  9,509           23,404
   Total weighted average common shares and common
   share equivalents outstanding                                                 4,401,872        4,407,266
   Basic earnings per common share                                              $    (1.10)      $     0.17
   Diluted earnings per common share                                            $    (1.10)      $     0.17

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF MARCH 31, 2006 AND THE SIX MONTHS THEN ENDED IS UNAUDITED


(6) SEGMENT REPORTING

         The company has two reportable segments, banking and mortgage banking. The bank operates retail deposit branches in the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumers and small businesses with deposit products such as demand, transaction, and savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in residential real estate loans purchased from GAMC and others, and also invests in mortgage-backed and other securities. The mortgage banking segment activities, which are conducted principally through GAMC, include the origination of residential real estate loans either for sale into the secondary market with servicing released or for the Bank's portfolio. However, the activities in the mortgage-banking segment were discontinued on March 29, 2006.

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

--------------------------------------------------------------------------------------------------------------------
                                                                             Total
                                                             Mortgage     Reportable    Intersegment
For the six months ended March 31,              Banking       Banking      Segments     Eliminations     Total
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Net interest income: (1)
2006                                           $  3,602      $    40       $  3,642      $      -     $   3,642
2005                                           $  2,978      $    74       $  3,052      $      -     $   3,052
Noninterest income:
2006                                           $    572      $ 2,222       $  2,794      $     (7)    $   2,787
2005                                           $  2,586      $ 2,346       $  4,932      $    (20)    $   4,912
Noninterest expense:
2006                                           $  5,154      $ 4,597       $  9,751      $     (7)    $   9,744
2005                                           $  4,985      $ 2,473       $  7,458      $    (20)    $   7,438
Net income (loss):
2006                                           $   (979)     $(2,336)      $ (3,315)     $      -     $  (3,315)
2005                                           $    579      $   (53)      $    526      $      -     $     526
Segment assets:
2006                                           $319,706      $ 3,599       $323,305      $ (5,136)    $ 318,169
2005                                           $378,747      $13,653       $392,400      $(10,378)    $ 382,022

(1) Segment net interest income reflects income after provisions for loan losses.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF MARCH 31, 2006 AND THE SIX MONTHS THEN ENDED IS UNAUDITED


         In 2004, the bank entered into a management agreement with the manager of GAMC, its mortgage-banking subsidiary. Under the management agreement the manager was to reimburse operating expenses equal to approximately 100% of any operating loss in return for an increase in his share of net earnings from 40% to 80%. Reflected in the mortgage banking non-interest expense of $2.5 million for 2005 is a reduction of $972,000 provided by the manager of the mortgage company.

         Under the management agreement, if GAMC sustained losses in excess of the amount in the escrow, and the manager did not restore those losses within 15 days of demand, GAMC's recourse was to terminate the agreement. At June 30, 2005, the $1,300,000 in the escrow had been depleted, the manager contributed $108,000 to GAMC to make up the deficiency and the agreement was continued for three months.

         During the three months ended September 30, 2005, the losses at GAMC continued and reached approximately $993,000. Because the escrow account was depleted and the manager had not posted sufficient collateral to securitize the account receivable due from him, the Bank's earnings were reduced by the $993,000 loss.

         Due to the unprofitable operations of GAMC, the company recognized an additional loss of $1.3 million for the six months ended March 31, 2006. In addition to the loss from operations, a non-recurring pre-tax impairment charge of $996,000 was recorded for the six months ended March 31, 2006 and included in other operating expenses in the consolidated statements of operations. That charge requires a write down of long-lived assets by recording an impairment charge due to the discontinuance of operations effective March 29, 2006.

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

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," in December 2004. SFAS No. 123R is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company adopted the standard in the first quarter of fiscal 2006. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF MARCH 31, 2006 AND THE SIX MONTHS THEN ENDED IS UNAUDITED


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

(9) DERIVATIVE FINANCIAL INSTRUMENTS

         Beginning in fiscal 2002, the bank utilized derivative financial instruments to hedge its interest rate risk. Beginning in 2002, the Bank adopted statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The bank bases the estimated fair values of these agreements on the cost of interest-rate exchange agreements with similar terms at available market prices, excluding accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since those estimates are made as of a specific time, they are susceptible to material near term changes.

         The bank has entered into various interest-rate swaps that total $24 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one- to three-month floating rate LIBOR. The capped range is between 1.67% - 3.79%, and expires between three months and 4 years. The bank also entered into various interest rate caps that total $30 million in notional principal with terms between four and ten years that limit the float between a floor of 2.00%, and are capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the six months ended March 31, 2006 and 2005 the instruments did not meet hedge accounting requirements. The statements of operations include net gains of $184,000 and of $882,000 for the six months ended March 31, 2006 and 2005, respectively.

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

         Our mortgage banking activities include loans in our pipeline (from application through sale). Loans in our pipeline are considered commitments once the customers accept a rate lock. In a rate lock commitment, clients while in the process of obtaining approval for residential loans can, at their own determination, fix or "lock in" the rate on the loan. Those commitments are generally for periods of 30 to 90 days and are at market rates. We generally enter into forward sales contracts on rate lock commitments on either a best efforts or mandatory basis. Those types of activities will decline when compared to other periods because we have discontinued operations of the mortgage banking subsidiary effective March 29, 2006.

         Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or market value. To deliver closed loans and to control interest rate risk prior to sale, the company enters into agreements to sell the loans while the loans are still in the pipeline. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. At March 31, 2006, the bank had $3.5 million of loans held for sale that were originated for sale to investors. Loans held for sale as of March 31, 2006 have declined when compared to other periods since we have discontinued operations of the mortgage banking subsidiary. The value of the interest rate locks and related forward commitments were immaterial to the financial statements at March 31, 2006.

GENERAL

         We are a savings and loan holding company, which was organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, Greater Atlantic Bank, a federally chartered savings bank. Greater Atlantic Bank is a member of the Federal Home Loan Bank system and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through six Greater Atlantic Bank branches located throughout the greater Washington, D.C./Baltimore metropolitan area.

         The profitability of the company depends primarily on its non-interest income and net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consist mainly of interest paid on deposits and borrowings. Non-interest income consists primarily of gain on sales of loans, derivatives and available-for-sale investments and service charge fees for deposits and loans.

         The level of its operating expenses also affects the company's profitability. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

         At March 31, 2006 the company's total assets were $318.2 million, compared to the $340.8 million held at September 30, 2005, representing a decrease of 6.64%. Both the bank's overall asset size and customer base decreased during the period and that decline is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at March 31, 2006 were $193.6 million, a decrease of $1.3 million or 0.66% from the $194.9 million held at September 30, 2005. The decrease in loans consisted primarily of consumer home equity, commercial business and commercial real estate. That decrease was offset in part by increases in single family and construction and land loans. At March 31, 2006, investment securities were $99.7 million, a decrease of $16.1 million or 13.87% from the $115.8 million held at September 30, 2005. Deposits at March 31, 2006 were $231.2 million, a decrease of $6.6 million from the $237.8 million held at September 30, 2005.

         On February 22, 2006, the company announced that it had engaged Sandler O'Neill & Partners, L.P. to advise and assist the Company in evaluating the financial aspects of all strategic alternatives available, including remaining independent.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2006 AND MARCH 31, 2005

         NET INCOME. For the three months ended March 31, 2006, the company had net loss of $1.2 million or $0.39 per diluted share, compared to earnings of $65,000 or $0.02 per diluted share for the three months ended March 31, 2005. The decline in earnings of $1.3 million over the comparable period one-year ago was primarily the result of an increase in non-interest expense, a decrease in non-interest income and an increase in the provision for loan losses. Those declines were partially offset by an increase in net interest income.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
                                                                                      -------------------------------
Three Months Ended March 31,                            2006              2005           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 3,521           $ 2,966           $ 555           18.71%
   Investments                                           1,201             1,175              26            2.21
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,722             4,141             581           14.03
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,890             1,512             378           25.00
   Borrowings                                              993             1,162            (169)         (14.54)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,883             2,674             209            7.82
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,839           $ 1,467           $ 372           25.36%
=====================================================================================================================

         The increase in net interest income during the six months ended March 31, 2006, resulted primarily from a 77 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.58% for the six months ended March 31, 2005 to 2.35% for the six months ended March 31, 2006, offset in part by a $57.9 million decrease in the bank's interest-earning assets. Contributing to the increase in the net interest margin was a $66,000 reduction in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $202,000 in the comparable period one year ago. That increase in net interest margin also resulted from increasing the average yield on interest-earning assets by 73 basis points more than the increase in the average cost on interest-bearing liabilities and was partially offset by average interest earning assets decreasing by $2.4 million more than the decline in average interest bearing liabilities.

         INTEREST INCOME. Interest income for the three months ended March 31, 2006 increased $581,000 compared to the three months ended March 31, 2005, primarily as a result of an increase of 157 basis points in the average yield earned on interest earning assets. That increase was partially offset by a decrease of $57.9 million in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $209,000 increase in interest expense for the three months ended March 31, 2006 compared to the 2005 period was principally the result of an 84 basis point increase in the cost of funds on average deposits and borrowed funds. That increase in the cost of funds was partially offset by a $55.5 million decrease in average deposits and borrowed funds. The increase in interest expense on deposits was primarily due to a 111 basis point increase in rates paid on deposits,. The increase in expense was primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $35.4 million in average deposits from $248.9 million for the three months ended March 31, 2005 to $213.5 million for the three months ended March 31, 2006.

         The decrease in interest expense on borrowings for the three months ended March 31, 2006, when compared to the 2005 period was principally the result of a $20.0 million decrease in average borrowed funds, partially offset by a 25 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $169,000 in interest expense on borrowings were a $225,000 decrease relating to average volume, partially offset by a $56,000 increase relating to average cost.

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

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2006                                    2005
                                     --------------------------------------------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/     YIELD/       AVERAGE       INCOME/       YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     --------------------------------------------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $ 100,268    $  1,796         7.16%    $ 107,218       $ 1,650        6.16%
   Consumer loans                        66,793       1,153         6.90        72,377           886        4.90
   Commercial business loans             33,891         572         6.75        41,014           430        4.19
                                      ----------   ---------      -------    ----------      --------      -------
      Total loans                       200,952       3,521         7.01       220,609         2,966        5.38

Investment securities                    66,487         809         4.87        69,743           583        3.34
Mortgage-backed securities               45,913         392         3.42        80,913           592        2.93
                                      ----------   ---------      -------    ----------      --------      -------
      Total interest-earning assets     313,352       4,722         6.03       371,265         4,141        4.46
                                                   ---------      -------                    --------      -------
Non-earning assets                       14,464                                 16,873
                                      ----------                             ----------
  Total assets                        $ 327,816                              $ 388,138
                                      ==========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   5,365          12         0.89     $  10,466            24        0.92
   Now and money market accounts         73,306         600         3.27        61,443           226        1.47
   Certificates of deposit              134,784       1,278         3.79       176,982         1,262        2.85
                                      ----------   ---------      -------    ----------      --------      -------
      Total deposits                    213,455       1,890         3.54       248,891         1,512        2.43

   FHLB advances                         46,157         565         4.90        44,722           483        4.32
   Other borrowings                      39,339         428         4.35        60,807           679        4.47
                                      ----------   ---------      -------    ----------      --------      -------
  Total interest-bearing
     liabilities                        298,951       2,883         3.86       354,420         2,674        3.02
                                                   ---------      -------                    --------      -------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      14,927                                 14,458
Other liabilities                           470                                  1,612
                                      ----------                             ----------
  Total liabilities                     314,348                                370,490
Stockholders' equity                     13,468                                 17,648
                                      ----------                             ----------
  Total liabilities and
   stockholders' Equity               $ 327,816                              $ 388,138
                                      ==========                             ==========

Net interest income                                $  1,839                                  $ 1,467
                                                   ==========                               ==========
Interest rate spread                                                2.17%                                   1.44%
                                                                  ========                                 =======
Net interest margin                                                 2.35%                                   1.58%
                                                                  ========                                 =======

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

                                                       THREE MONTHS ENDED
                                                   MARCH 31, 2006 COMPARED TO
                                                         MARCH 31, 2005
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                              VOLUME            RATE           TOTAL
                                          -----------------------------------------------
                                                         (IN THOUSANDS)
Real estate loans                              $ (107)        $   253          $ 146
Consumer loans                                    (68)            335            267
Commercial business loans                         (75)            217            142
                                          ----------------  -------------- --------------
      Total loans                                (250)            805            555
Investments                                       (27)            253            226
Mortgage-backed securities                       (256)             56           (200)
                                          ----------------  -------------- --------------
Total interest-earning assets                  $ (533)        $ 1,114          $ 581
                                          ================  ============== ==============

Savings accounts                               $  (12)        $    (-)         $ (12)
Now and money market accounts                      44             330            374
Certificates of deposit                          (301)            317             16
                                          ----------------  -------------- --------------
  Total deposits                                 (269)            647            378
FHLB advances                                      15              67             82
Other borrowings                                 (240)            (11)          (251)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (494)            703            209
                                          ================  ============== ==============
Change in net interest income                  $  (39)        $   411          $ 372
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

         Non-performing assets were $1.4 million or 0.45% of total assets at March 31, 2006, with $1.4 million classified as substandard, $27,000 classified as doubtful and none classified as loss, compared to $1.5 million or 0.40% classified as non-performing at March 31, 2005. Non-performing assets decreased $100,000 from the comparable period one year ago, and the company increased the provision for loan losses by $2,000. The decrease in non-performing assets from the year ago period was due to the decrease of the outstanding balance of the bank's residential real estate loans offset by an increase of one of the bank's commercial business loans. The increase in provision was due primarily to the increase in the required provision for that loan.

         NON-INTEREST INCOME. Non-interest income decreased $1.1 million during the quarter ended March 31, 2006, over the comparable period one year ago. That decrease was primarily the result of decreases totaling $1.4 million in, gain on sale of loans, gains on derivatives, a decline in other operating income and service fees on deposits. Those decreases in income were partially offset by increases of $362,000 in service fees on loans. The reduced level of gain on sale of loans during the quarter ended March 31, 2006 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary, lower margins than those obtained in the year-ago period and the discontinued operations of the mortgage company effective March 29, 2006. The decrease in other operating income reflects the gain recognized one year ago from the sale of the bank's Winchester, Virginia branch.

         The following table presents a comparison of the components of non-interest income.
                                                                                          Difference
                                                                             --------------------------------------
Three Months Ended March 31,                       2006            2005           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Gain on sale of loans                            $   657       $ 1,249          $   (592)           (47.40)%
   Service fees on loans                                439            77               362            470.13
   Service fees on deposits                              99           137               (38)           (27.74)
   Gain (loss) on sale of investment                      -             -                 -                 -
securities
   Gain (loss) on derivatives                           113           519              (406)           (78.23)
   Other operating income                                31           431              (400)           (92.81)
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                     $ 1,339       $ 2,413          $ (1,074)           (44.51)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $546,000 from $3.8 million for the three months ended March 31, 2005 to $4.4 million for the three months ended March 31 in the current year. The increase was primarily attributable to a $398,000 increase in the mortgage company's non-interest expense from that incurred in the comparable period one year ago. The increase in non-interest expense at the mortgage company level was primarily $504,000 in compensation, of which $401,000 was an expense reimbursement by the manager one year ago with no comparable reimbursement for the three months ended March 31, 2006, and was coupled with increases in professional services, occupancy, furniture fixtures and equipment, data processing and other operating expenses. The increases identified above were partially offset by a decrease in advertising. The increase of $149,000 in the bank's non-interest expense was distributed over various non-interest expense categories with the primary contributors being compensation and advertising.

         The following table presents a comparison of the components of non-interest expense.
                                                                                               Difference
                                                                                    ---------------------------------
Three Months Ended March 31,                               2006            2005         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 1,997        $ 1,330           $ 667           50.15%
   Occupancy                                                  435            434               1           00.23
   Professional services                                      423            291             132           45.36
   Advertising                                                355            579            (224)         (38.69)
   Deposit insurance premium                                   25             21               4           19.05
   Furniture, fixtures and equipment                          265            284             (19)          (6.69)
   Data processing                                            251            313             (62)         (19.81)
   Other operating expense                                    609            562              47            8.36
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 4,360        $ 3,814           $ 546           14.32%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Based on recent tax legislation, the company expects to offset all taxable income in fiscal 2006 with existing net operating losses carried forward from prior years. The company believes that it will generate taxable income in the foreseeable future, which will assure the use of existing net operating losses.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at March 31, 2006 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

-----------------------------------------------------------------------------------------------------------------
                                                     Less Than One   Two - Three     Four - Five     After Five
                                         Total            Year          Years           Years          Years
-----------------------------------------------------------------------------------------------------------------
(In thousands)
FHLB Advances (1)                      $ 38,000         $ 7,000       $ 6,000         $     -        $ 25,000
Reverse repurchase agreements            26,331          26,331             -               -               -
Operating leases                          5,158           1,017         2,078           1,502             561
-----------------------------------------------------------------------------------------------------------------
     Total obligations                 $ 69,489        $ 34,348       $ 8,078         $ 1,502        $ 25,561
=================================================================================================================

(1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.


Other Commercial Commitments

-----------------------------------------------------------------------------------------------------------------
                                                    Less Than One    Two - Three    Four - Five     After Five
                                         Total           Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In Thousands)
Certificate of deposit maturities (1) $ 134,238       $ 101,818        $ 26,936       $ 5,391            $ 93
Loan originations                        28,187          28,187               -             -               -
Unfunded lines of credit                112,785         112,785               -             -               -
Standby letters of credit                    96              96               -             -               -
-----------------------------------------------------------------------------------------------------------------
     Total                            $ 275,306       $ 242,886        $ 26,936       $ 5,391            $ 93
=================================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.

          COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                        MARCH 31, 2006 AND MARCH 31, 2005

         NET INCOME. For the six months ended March 31, 2006, the company had net loss of $3.3 million or $1.10 per diluted share compared to net earnings of $526,000 or $0.17 per diluted share for the six months ended March 31, 2005. The decline in earnings of $3.8 million over the comparable period one-year ago was primarily the result of an increase in non-interest expense, a decrease in non-interest income and an increase in the provision for loan losses. Those declines were partially offset by an increase in net interest income.

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
                                                                                                  Difference
-----------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                                 2006             2005            Amount            %
-----------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
   Loans                                                  $ 7,061          $ 6,269             $792          12.63%
   Investments                                              2,400            2,277              123           5.40
-----------------------------------------------------------------------------------------------------------------------
Total                                                       9,461            8,546              915          10.71
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                 3,654            3,026              628          20.75
   Borrowings                                               2,091            2,465             (374)        (15.17)
-----------------------------------------------------------------------------------------------------------------------
Total                                                       5,745            5,491              254           4.63
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                       $ 3,716          $ 3,055             $661          21.64%
=======================================================================================================================

         The increase in net interest income during the six months ended March 31, 2006, resulted primarily from a 73 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.59% for the six months ended March 31, 2005 to 2.32% for the six months ended March 31, 2006, offset in part by a $64.7 million decrease in the bank's interest-earning assets. Contributing to the increase in the net interest margin was a $107,000 reduction in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $508,000 in the comparable period one year ago. That increase in net interest margin also resulted from the average yield on interest-earning assets increasing 68 basis points more than the increase in the average cost on interest-bearing liabilities and was partially offset by average interest earning assets decreasing by $741,000 more than the decline in average interest bearing liabilities.

         INTEREST INCOME. Interest income for the six months ended March 31, 2006 increased $915,000 compared to the six months ended March 31, 2005, primarily as a result of a 147 basis point increase in the average yield earned on interest earning assets. That increase was partially offset by a decrease of $64.7 million in the average outstanding balances of loans and securities.

         INTEREST EXPENSE. The $254,000 increase in interest expense for the six months ended March 31, 2006 compared to the 2005 period was principally the result of a 79 basis point increase in the cost of funds on average deposits and borrowed funds. That increase in the cost of funds was partially offset by a $64.0 million decrease in average deposits and borrowed funds. The increase in interest expense on deposits was primarily due to a 107 basis point increase in rates paid on deposits. The increase in expense was primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $44.5 million in average deposits from $259.1 million for the six months ended March 31, 2005 to $214.6 million for the six months ended March 31, 2006.

         The decrease in interest expense on borrowings for the six months ended March 31, 2006, when compared to the 2005 period, was principally the result of a $19.4 million decrease in average borrowed funds and was partially offset by a 14 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $374,000 in interest expense on borrowings were a $454,000 decrease relating to average volume, offset in part by an $80,000 increase relating to average cost.


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

                                                             FOR THE SIX MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2006                                    2005
                                     --------------------------------------------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/     YIELD/       AVERAGE       INCOME/       YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     --------------------------------------------------------------------------------
ASSETS:                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                   $  101,567     $ 3,605        7.10%    $ 110,915       $ 3,497         6.31%
   Consumer loans                          67,719       2,269        6.70        72,794         1,718         4.72
   Commercial business loans               34,891       1,187        6.80        43,473         1,054         4.85
                                       ------------  ----------- ------------ ------------ -------------  ------------
      Total loans                         204,177       7,061        6.92       227,182         6,269         5.52

Investment securities                      66,339       1,589        4.79        70,791         1,092         3.09
Mortgage-backed securities                 49,880         811        3.25        87,135         1,185         2.72
                                       ------------  ----------- ------------ ------------ -------------  ------------
      Total interest-earning assets       320,396       9,461        5.91       385,108         8,546         4.44
                                                     ------------ ------------              -------------  ------------
Non-earning assets                         15,566                                19,320
                                       --------------                          ------------
  Total assets                         $  335,962                             $ 404,428
                                       ==============                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings accounts                    $    6,058          28        0.92     $  11,803            56         0.95
   Now and money market accounts           71,264       1,123        3.15        67,121           456         1.36
   Certificates of deposit                137,253       2,503        3.65       180,201         2,514         2.79
                                       ------------  ----------- ------------ ------------ -------------  ------------
      Total deposits                      214,575       3,654        3.41       259,125         3,026         2.34

   FHLB advances                           48,442       1,179        4.87        45,405           972         4.28
   Other borrowings                        42,100         912        4.33        64,558         1,493         4.63
                                       ------------  ----------- ------------ ------------ -------------  ------------
  Total interest-bearing liabilities      305,117       5,745        3.77       369,088         5,491         2.98
                                                     ------------ ------------              -------------  ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits        15,297                                14,978
Other liabilities                           1,034                                 1,651
                                       --------------                          ------------
  Total liabilities                       321,448                               385,717
Stockholders' equity                       14,514                                18,711
                                       --------------                          ------------
  Total liabilities and stockholders'
   equity                              $  335,962                             $ 404,428
                                       ==============                          ============

Net interest income                                   $ 3,716                                 $ 3,055
                                                     ============                           =============
Interest rate spread                                                 2.14%                                    1.46%
                                                                  ============                             ============
Net interest margin                                                  2.32%                                    1.59%
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

                                                        SIX MONTHS ENDED
                                                   MARCH 31, 2006 COMPARED TO
                                                         MARCH 31, 2005
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                        VOLUME RATE TOTAL
                                          -----------------------------------------------
                                                         (IN THOUSANDS)
Real estate loans                            $   (295)        $   403        $   108
Consumer loans                                   (120)            671            551
Commercial business loans                        (208)            341            133
                                          ----------------  -------------- --------------
      Total loans                                (623)          1,415            792
Investments                                       (69)            566            497
Mortgage-backed securities                       (507)            133           (374)
                                          ----------------  -------------- --------------
Total interest-earning assets                $ (1,199)        $ 2,114        $   915
                                          ================  ============== ==============

Savings accounts                             $    (27)        $    (1)       $   (28)
Now and money market accounts                      28             639            667
Certificates of deposit                          (599)            588            (11)
                                          ----------------  -------------- --------------
  Total deposits                                 (598)          1,226            628
FHLB advances                                      65             142            207
Other borrowings                                 (519)            (62)          (581)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities             (1,052)          1,306            254
                                          ================  ============== ==============
Change in net interest income                $   (147)        $   808        $   661
                                          ================  ============== ==============

         PROVISION FOR LOAN LOSSES. Non-performing assets were $1.4 million or 0.45% of total assets at March 31, 2006, with $1.4 million classified as substandard, $27,000 classified as doubtful and none classified as loss, compared to $1.5 million or 0.40% classified as non-performing at March 31, 2005. Non-performing assets decreased $100,000 from the comparable period one year ago, and the bank increased its provision for loan losses by $71,000. The decrease in non-performing assets from the year ago period was due to the decrease of the outstanding balance of the bank's residential real estate loans, offset in part by an increase of one of the bank's commercial business loans. The increase in provision was due primarily to the increase in the required provision for that loan.

         NON-INTEREST INCOME. Non-interest income decreased $2.1 million during the six months ended March 31, 2006, over the comparable period one year ago. That decrease was primarily the result of decreases totaling $2.9 million in gain on sale of loans, gains on derivatives, gain on sale of investment securities and declines in other operating income and service fees on deposits. Those decreases in income were partially offset by increases of $680,000 and $65,000, respectively, in service fees on loans and gain on sale of real estate owned. The reduced level of gain on sale of loans during the six months ended March 31, 2006 resulted from lower than anticipated loan origination and sales volumes at the bank's mortgage banking subsidiary, lower margins than those obtained in the year-ago period and the discontinuance of operations of the mortgage company effective March 29, 2006. The decrease in other operating income reflects the $682,000 gain recognized one year ago from the sale of the bank's Washington, D.C. and Winchester, Virginia branches, totaling.

         The following table presents a comparison of the components of non-interest income.

                                                                                          Difference
------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                         2006           2005           Amount               %
------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Non-interest income:
   Gain on sale of loans                           $ 1,465       $ 2,327        $   (862)            (37.04)%
   Service fees on loans                               824           144             680             472.22
   Service fees on deposits                            203           305            (102)            (33.44)
   Gain on sale of investment securities                 -           538            (538)           (100.00)
   Gain on derivatives                                 184           882            (698)            (79.14)
   Gain on sale of real estate owned                    65             -              65                N/A
   Other operating income                               46           716            (670)            (93.58)
------------------------------------------------------------------------------------------------------------------
      Total non-interest income                    $ 2,787       $ 4,912        $ (2,125)            (43.26)%
==================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $2.3 million from $7.4 million for the six months ended March 31, 2005 to $9.7 million for the six months ended March 31 in the current year. The increase was primarily attributable to a $2.1 million increase in the mortgage company's non-interest expense from that incurred in the comparable period one year ago. The increase in non-interest expense at the mortgage company level was primarily a non-recurring pre-tax impairment charge of $996,000 recorded in other operating expenses, $1.2 million in compensation, of which $972,000 was an expense reimbursement by the manager one year ago with no comparable reimbursement for the six months ended March 31, 2006, and was coupled with increases in professional services, occupancy and furniture fixtures and equipment. The impairment charge requires a write down of long-lived assets by recording a charge due to the anticipated discontinuance of operations. Accordingly, at March 31, 2006, the Company set up a reserve for loss and charged $1.3 million against earnings to account for the funds that were to have been contributed to the mortgage company by the manager. The increases identified above were partially offset by decreases in advertising and data processing totaling $504,000. The increase of $169,000 in the bank's non-interest expense was distributed over various non-interest expense categories with the major contributors being compensation and advertising.

         The following table presents a comparison of the components of non-interest expense.

                                                                                                Difference
-----------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                                    2006          2005         Amount              %
-----------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                       $ 4,013       $ 2,561         $ 1,452          56.70%
   Occupancy                                                    853           895             (42)         (4.69)
   Professional services                                        785           511             274          53.62
   Advertising                                                  890         1,138            (248)        (21.79)
   Deposit insurance premium                                     53            32              21          65.63
   Furniture, fixtures and equipment                            516           583             (67)        (11.49)
   Data processing                                              507           637            (130)        (20.41)
   Other operating expense                                    2,127         1,081           1,046          96.76
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                   $ 9,744       $ 7,438         $ 2,306          31.00%
=======================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Based on recent tax legislation, the company expects to offset all taxable income in fiscal 2006 with existing net operating losses carried forward from prior years. The company believes that it will generate taxable income in the foreseeable future, which will assure the use of existing net operating losses.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $102,843 million or 32.32% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the six months ended March 31, 2006, the bank's loan purchases and originations totaled $46.2 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $7.7 million for the six months ended March 31, 2006.

         The bank has other sources of liquidity if a need for additional funds arises. At March 31, 2006, the bank had $38.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $24.5 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At March 31, 2006, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $141.1 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2006, totaled $101.8 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps and the pay-fixed interest rate swaps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At March 31, 2006, we held an aggregate notional value of $30 million of caps and $24 million of swaps that pay-a fixed interest rate. None of the interest rate caps had strike rates that were in effect at March 31, 2006, as current LIBOR rates were below the strike rates.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through depositor and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2005 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                        Net Portfolio Value                   Net Portfolio Value as % of
                                       (Dollars in thousands)                  Portfolio Value of Assets
                           ----------------------------------------------- ----------------------------------
Basic Point ("bp")
Change in Rates               $Amount         $Change         % Change        NPV Ratio        Change (bp)
-------------------------- -------------- ----------------- -------------- ----------------  ----------------

    +300                       29,139            -1,092          -4%             8.70%              -8bp
    +200                       30,288               156           1%             8.98%              19bp
    +100                       30,460               228           1%             8.92%              14bp
    0                          30,231                 -           -              8.79%                -
    -100                       28,551            -1,680          -6%             8.26%             -52bp
    -200                       26,778            -3,453         -11%             7.73%            -106bp

         The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. Those assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II.   OTHER INFORMATION
ITEM 1.    Legal Proceedings

Not applicable.

ITEM 1A.       Risk Factors

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At March 31, 2006, our loan portfolio consisted of $23.0 million, or 11.35% of commercial real estate loans, $34.7 million, or 17.13% of construction and land development loans and $32.5 million, or 16.02% of commercial business loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

STRONG COMPETITION WITHIN OUR MARKET AREA COULD HURT OUR ABILITY TO COMPETE AND COULD SLOW OUR GROWTH.

         We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

AN INCREASE IN LOAN PREPAYMENTS AND ON PREPAYMENT OF LOANS UNDERLYING MORTGAGE-BACKED SECURITIES AND SMALL BUSINESS ADMINISTRATION CERTIFICATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

         Prepayment rates are affected by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Although changes in prepayment rates are, therefore, difficult for us to predict, prepayment rates tend to increase when market interest rates decline relative to the rates on the prepaid instruments.

         We recognize our deferred loan origination costs and premiums paid on originating these loans by adjusting our interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed accelerates. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated.

         We recognize premiums we pay on mortgage-backed securities and Small Business Administration Certificates as an adjustment from interest income over the life of the security based on the rate of repayment of the securities. Acceleration of prepayment on the loans underlying a mortgage-backed security or small business administration certificate shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income.

         We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instruments particularly in periods of declining interest rates.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND WE MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

         The bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision govern the activities in which the bank and the company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the bank. The regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in the common stock of the company. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

A BREACH OF INFORMATION SECURITY COULD NEGATIVELY AFFECTS OUR EARNINGS.

         Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks and over the Internet. We cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

WE ARE SUBJECT TO HEIGHTENED REGULATORY SCRUTINY WITH RESPECT TO BANK SECRECY AND ANTI-MONEY LAUNDERING STATUTES AND REGULATIONS.

         Recently, regulators have intensified their focus on the USA PATRIOT Act's anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements.

FAILURE TO PAY INTEREST ON OUR DEBT MAY ADVERSELY IMPACT US.

         Deferral of interest payments where allowed on our convertible preferred securities may affect our ability to issue additional debt.


ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders
           (a) Greater Atlantic Financial Corp. annual Stockholder's Meeting was held on March 29, 2006.
           (b)    Omitted per instructions
           (c) A brief description of each matter voted upon at the Annual Stockholder's Meeting held on March 29, 2006 and number of votes cast for, against or withheld

                  1. Election of Directors.

                                                        Votes For         Votes Against    Votes Withheld
                                                        ---------         -------------    --------------
                           Paul Cinquegrana             2,288,295              0              301,214
                           Jeffrey W. Ochsman           2,347,174              0              242,335

         In addition to Paul Cinquegrana and Jeffrey W. Ochsman the terms of office of Directors Jeffrey M. Gitelman, Sidney M. Bresler, Charles W. Calomiris, Carroll E. Amos and James B. Vito continued after the meeting.

                  2.       Election of BDO Seidman, LLP as Independent Auditor.

                           Votes For    Votes Against     Votes Withheld
                           ---------    -------------     --------------
                           2,444,101       136,908            8,500

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


                             Date: May 12, 2006