Form 10-Q
period 2006-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2007-01-12
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ ] No [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [__] Accelerated filer [__] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                Yes [__] No [ X ]

    At June 30, 2006, there were 3,020,934 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding


                                              GREATER ATLANTIC FINANCIAL CORP.
                                                QUARTERLY REPORT ON FORM 10-Q
                                            FOR THE QUARTER ENDED JUNE 30, 2006

                                                    TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                    PAGE NO.
------------------------------                                                                                    --------

Item 1. Condensed Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at June 30, 2006 and September 30, 2005 (restated).................3

      Consolidated Statements of Operations
      for the three and nine months ended June 30, 2006 and June 30, 2005 (restated)....................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the nine months ended June 30, 2006 and June 30, 2005 (restated)..............................................5

      Consolidated Statements of Changes in Stockholders' Equity
      for the nine months ended June 30, 2006 and June 30, 2005 (restated)..............................................5

      Consolidated Statements of Cash Flows
      for the nine months ended June 30, 2006 and June 30, 2005 (restated)..............................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................15
Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................27
Item 4.  Controls and Procedures.......................................................................................29

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings...........................................................................................30
Item 1A.  Risk Factors.................................................................................................31
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.................................................33
Item 3.    Defaults Upon Senior Securities.............................................................................33
Item 4.    Submission of Matters to a Vote of Security Holders.........................................................33
Item 5.    Other Information...........................................................................................33
Item 6.    Exhibits....................................................................................................33

SIGNATURES.............................................................................................................34

CERTIFICATIONS.........................................................................................................35



                                      GREATER ATLANTIC FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                             June 30,        September 30,
                                                                          ----------------------------------
                                                                               2006               2005
------------------------------------------------------------------------------------------------------------
                                                                                               (Restated)
(Dollars in Thousands)
Assets
Cash and cash equivalents                                                     $  1,942          $  2,291
Interest bearing deposits                                                        3,912             2,418
Investment securities
   Available-for-sale                                                           84,921           107,829
   Held-to-maturity                                                              6,055             7,969
Loans held for sale                                                                288             9,517
Loans receivable, net                                                          188,111           194,920
Accrued interest and dividends receivable                                        1,972             1,746
Deferred income taxes                                                            2,054             1,974
Federal Home Loan Bank stock, at cost                                            2,298             2,503
Other real estate owned                                                              -               232
Premises and equipment, net                                                      2,874             4,198
Goodwill                                                                           956               956
Prepaid expenses and other assets                                                2,029             2,989
------------------------------------------------------------------------------------------------------------
Total assets                                                                  $297,412          $339,542
============================================================================================================
Liabilities and stockholders' equity
Liabilities
Deposits                                                                      $220,227          $237,794
Advance payments from borrowers for taxes and insurance                            319               268
Accrued expenses and other liabilities                                             503             1,248
Advances from the FHLB and other borrowings                                     56,769            76,479
Junior subordinated debt securities                                              9,385             9,378
------------------------------------------------------------------------------------------------------------
Total liabilities                                                              287,203           325,167
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                              -                 -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,020,934 shares outstanding                              30                30
   Additional paid-in capital                                                   25,228            25,228
   Accumulated deficit                                                         (13,882)           (9,788)
   Accumulated other comprehensive loss                                         (1,167)           (1,095)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      10,209            14,375
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $297,412          $339,542
============================================================================================================

See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended            Nine Months Ended
                                                                          June 30,                     June 30,
                                                                ----------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                        2006           2005          2006          2005
--------------------------------------------------------------------------------------------------------------------------
                                                                          (Restated)                   (Restated)
Interest income
  Loans                                                          $    3,426     $    3,241    $   10,217    $    9,315
  Investments                                                         1,327          1,151         3,726         3,428
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 4,753          4,392        13,943        12,743
--------------------------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                            2,030          1,614         5,684         4,640
  Borrowed money                                                        807            957         2,667         3,300
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                2,837          2,571         8,351         7,940
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   1,916          1,821         5,592         4,803
Provision for loan losses                                                13            144            87           147
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   1,903          1,677         5,505         4,656
--------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                              148            175           445           568
  Gain on sale of loans                                                   -              3             -            53
  Gain on sale of investment securities                                   -              -             -           538
  (Loss) gain on derivatives                                             50           (322)          234           560
  Gain on sale of foreclosed real estate                                  -              -            65             -
  Gain on sale of branches                                                -            263             -           946
  Other operating income                                                  5             20            25            52
--------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                203            139           769         2,717
--------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                  1,216          1,049         3,502         3,133
  Occupancy                                                             357            303         1,008         1,033
  Professional services                                                 281            209           799           652
  Advertising                                                           183            114           547           226
  Deposit insurance premium                                              24             41            77            72
  Furniture, fixtures and equipment                                     135            151           415           520
  Data processing                                                       235            250           703           843
  Other operating expenses                                              291            316           818           932
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                             2,722          2,433         7,869         7,411
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes           (616)          (617)       (1,595)          (38)
Provision for income taxes                                                -              -             -             -
--------------------------------------------------------------------------------------------------------------------------
    Income (loss) from continuing operations                           (616)          (617)       (1,595)          (38)
Discontinued operations:
  Income (loss) from operations                                         (19)           (31)       (2,499)          (71)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $     (635)    $     (648)   $   (4,094)   $     (109)
==========================================================================================================================
Earnings (loss) per common share BASIC AND DILUTED:
  Continuing operations                                          $    (0.20)    $    (0.20)   $    (0.53)   $    (0.01)
  Discontinued operations                                             (0.01)         (0.01)        (0.83)        (0.02)
--------------------------------------------------------------------------------------------------------------------------
    Net income (loss) (a)                                        $    (0.21)    $    (0.21)   $    (1.36)   $    (0.04)
==========================================================================================================================
Weighted average common shares outstanding
Basic and diluted                                                 3,020,934      3,016,175     3,020,934     3,013,681

  (a) Amounts may not foot due to rounding
  See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                         Three months ended             Nine months ended
                                                    -----------------------------------------------------------
                                                              June 30,                      June 30,
---------------------------------------------------------------------------------------------------------------
(In Thousands)                                          2006           2005            2006          2005
                                                                   (Restated)                     (Restated)
---------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                    $ (635)          $ (648)     $ (4,094)       $  (109)
---------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax
   Unrealized (loss) gain on securities                    81              183           (72)           106
---------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                          81              183           (72)           106
---------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                            $ (554)          $ (465)     $ (4,166)       $    (3)
===============================================================================================================

                                        GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

----------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                Additional   Accumulated         Other           Total
                                        Preferred     Common     Paid-in      Earnings      Comprehensive    Stockholders'
                                         Stock        Stock      Capital     (Deficit)      Income (Loss)        Equity
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance at September 30, 2004 (as
restated)                                  $-       $ 30    $ 25,152        $ (8,159)        $ (1,079)          $ 15,944

Option exercised                                                  25                                                  25

Option compensation                         -          -          79               -                -                 79

Other comprehensive loss                    -          -           -               -              106                106

Net income (loss) for the period
(as restated)                               -          -           -            (109)               -               (109)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005 (as               $-       $ 30    $ 25,256        $ (8,268)        $   (973)          $ 16,045
restated)
============================================================================================================================
Balance at September 30, 2005 (as          $-       $ 30    $ 25,228        $ (9,788)        $ (1,095)          $ 14,375
restated)

Other comprehensive loss                    -          -           -               -              (72)               (72)

Net loss for the period                     -          -           -          (4,094)               -             (4,094)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                   $-       $ 30    $ 25,228        $(13,882)        $ (1,167)          $ 10,209
============================================================================================================================

See accompanying notes to consolidated financial statements



                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Nine months ended June 30,
                                                                              ----------------------------------
                                                                                    2006             2005
                                                                                                   Restated
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net income (loss)                                                                   $ (4,094)        $  (109)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
  Provision for loan loss                                                                 87             147
  Amortization of loan acquisition adjustment                                            (45)            (20)
  Depreciation and amortization                                                          540             735
  Loss on disposal of fixed assets                                                         -              87
  Option compensation                                                                      -              79
  Realized gain on sale of investment securities                                           -            (538)
  Net gain on sale of mortgage-backed securities                                           -             560
  (Gain) loss on derivatives                                                            (234)           (560)
  Amortization of investment security premiums                                           606             645
  Amortization of mortgage-backed securities premiums                                    491             678
  Amortization of deferred fees                                                         (419)           (498)
  Discount accretion net of premium amortization                                        (207)           (278)
  Amortization of convertible preferred stock costs                                        7               7
  Gain on sale of loans held for sale                                                 (1,511)         (3,532)
  Gain on sale of foreclosed real estate                                                 (65)              -
  Gain on sale of fixed assets                                                           (26)              -
(Increase) decrease in assets
  Disbursements for origination of loans                                             (91,477)       (200,880)
  Proceeds from sales of loans                                                       102,218         197,243
  Accrued interest and dividend receivable                                              (226)             21
  Prepaid expenses and other assets                                                      917            (946)
  Deferred loan fees collected, net of deferred costs incurred                           297             379
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                (511)           (907)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                    6,348          (7,687)
----------------------------------------------------------------------------------------------------------------

Continued


                                GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                            Nine months ended June 30,
                                                                        -----------------------------------
                                                                              2006             2005
                                                                                             Restated
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net decrease  in loans                                                     $  7,096          $ 46,495
  Disposal  of premises and equipment                                             800             2,170
  Purchases of investment securities                                           (7,707)          (15,786)
  Proceeds from repayments of investment securities                            12,447            15,954
  Purchases of mortgage-backed securities                                           -           (24,224)
  Proceeds from repayments of mortgage-backed securities                       18,884            27,809
  Proceeds from the sale of mortgage-backed securities                              -            21,919
  Proceeds from the sale of foreclosed assets                                     297                 -
  Purchases of FHLB stock                                                      (2,115)           (3,796)
  Proceeds from sale of FHLB stock                                              2,320             5,199
-----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                      32,022            75,740
-----------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net decrease in deposits                                                    (17,567)          (38,607)
  Net advances from FHLB                                                       (2,000)           (9,200)
  Net borrowings on reverse repurchase agreements                             (17,709)          (20,732)
  Capital contribution                                                              -                25
  Increase (decrease) in advance payments by borrowers
    for taxes and insurance                                                        51                (7)
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                         (37,225)          (68,521)
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                1,145              (468)
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                               4,709             8,681
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                  $  5,854          $  8,213
===========================================================================================================

See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF JUNE 30, 2006 AND THE NINE MONTHS THEN ENDED (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") and its wholly owned subsidiary, Greater Atlantic Mortgage Corp. ("GAMC"), have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these consolidated financial statements be read in conjunction with the Corporation's Annual Report on Form 10-K for the year ended September 30, 2005. The results of operations for the three months or the nine months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2006 or any future periods. In addition to reclassifications related to discontinued operations, other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

(2) RESTATEMENT

         During 2006, the company restated its historical financial statements to revise the accounting treatment for losses discovered in its subsidiary, GAMC's unreconciled inter-company account. The losses were discovered as the bank discontinued the operations of the subsidiary. The loss in any given year did not reach a material amount such as to require restatement. However, the bank determined to provide the restatements because of the cumulative amount of the losses aggregated $1.4 million. The revisions had no impact on the cash flows of the bank. The table below includes the effect of the restatement and the presentation of GAMC as discontinued operations.

                                        As originally                         Discontinued
                                           reported         Restatement        operations         As restated
                                        ---------------    --------------    ---------------     -------------
Three months ended June 30, 2005
Interest income                            $  4,512            $    -            $   120          $  4,392
Interest expense                              2,660                 -                 89             2,571
Net interest income                           1,852                 -                 31             1,821
Noninterest income                            1,494                (5)             1,350               139
Noninterest expense                           3,845                 -              1,412             2,433
Discontinued operations                           -                 5                (31)              (26)
Net income (loss)                              (643)               (5)                 -              (648)
Earnings per share - continuing               (0.21)             0.00               0.01             (0.20)
Earnings per share - discontinued             (0.00)             0.00              (0.01)            (0.01)
Nine months ended June 30, 2005
Interest income                            $ 13,058            $    -            $   315          $ 12,743
Interest expense                              8,151                 -                211             7,940
Net interest income                           4,907                 -                104             4,803
Noninterest income                            6,405                 8              3,696             2,717
Noninterest expense                          11,282                 -              3,871             7,411
Discontinued operations                           -                (8)               (71)              (79)
Net income (loss)                              (117)                8                  -              (109)
Earnings per share - continuing               (0.04)             0.00               0.03             (0.01)
Earnings per share - discontinued             (0.00)             0.00              (0.02)            (0.02)

         The $5,000 and $8,000 adjustments to noninterest income relate to gains on sale of loans. Similar adjustments were also made to gains on sale of loans of $93,000 for the three months ended December 31, 2005 and $144,000 for the six months ended March 31, 2006, which are included in the results for the nine months ended June 30, 2006. In addition, the September 30, 2004 retained earnings balance was reduced by $1.2 million to reflect the cumulative effect of the restatement of all periods prior to those reflected in this form 10-Q.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF JUNE 30, 2006 AND THE NINE MONTHS THEN ENDED (UNAUDITED)

(3) Discontinued operations

         On March 29, 2006, we began the process of discontinuing the operations of the bank's subsidiary, GAMC. It was determined that this business no longer fit our strategy.

         As a result of the above action, we applied discontinued operations accounting in the third quarter of 2006, as we completed the closing of the GAMC business. Accordingly, the income statements for all periods have been adjusted. The reclassification of GAMC's results to discontinued operations primarily resulted in a reduction to previously reported levels of net interest income, a reduction in noninterest income and a reduction in noninterest expense. The table below summarizes GAMC's results which were treated as discontinued operations for the periods indicated.

                                                      Three months       Nine months
                                                     ended June 30,     ended June 30,
                                                   ------------------------------------
                                                         2005               2005
---------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data
Interest income                                             $    120           $   315
Interest expense                                                  89               211
---------------------------------------------------------------------------------------
Net interest income                                               31               104
Noninterest income                                             1,350             3,696
Noninterest expense                                            1,412             3,871
---------------------------------------------------------------------------------------
Net income (loss)                                           $    (31)          $   (71)
=======================================================================================
Earnings per share - basic                                  $  (0.01)          $ (0.02)
Earnings per share - diluted                                   (0.01)            (0.02)

(4) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows:

                                                              At or for the nine months
                                                                    ended June 30,
                                                         ------------------------------------
                                                               2006             2005
---------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                                $ 1,212           $ 1,600
Provisions                                                         87               147
Total charge-offs                                                 (60)             (111)
Total recoveries                                                   24                14
---------------------------------------------------------------------------------------------
Net charge-offs                                                   (36)              (97)
---------------------------------------------------------------------------------------------
Balance at end of period                                      $ 1,263           $ 1,650
=============================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period                0.02%             0.04%
=============================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                      110.60%            85.32%
=============================================================================================
Allowance for loan losses to total loans                         0.65%             0.78%
=============================================================================================

                                        9

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF JUNE 30, 2006 AND THE NINE MONTHS THEN ENDED (UNAUDITED)

(5) REGULATORY MATTERS

         The capital distribution regulation of the OTS requires that the bank provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank paid dividends of $655,000 to the company during the year ended September 30, 2005 and $491,000 to the company during the nine months ended June 30, 2006.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At June 30, 2006, the bank was classified as a well-capitalized financial institution.

         The following presents the bank's capital position at June 30, 2006:

  ---------------------------------------------------------------------------------------------------------------
                                                 Required     Required       Actual       Actual     Surplus
                                                 Balance       Percent      Balance      Percent
  ---------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Leverage                                        $14,817         5.00%     $18,180         6.13%       $3,363
  Tier 1 Risk-based                               $11,456         6.00%     $18,067         9.46%       $6,611
  Total Risk-based                                $19,094        10.00%     $19,330        10.12%       $  236
  ===============================================================================================================

(6) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of June 30, 2006, 94,685 warrants were issued.

       The following summary represents the activity under the Plan:
---------------------------------------------------------------------------------------------------------------
                                                                         Number of    Exercise      Expiration
                                                                          Shares       Price          Date
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2003                190,000
Options granted                                                           36,000       $ 8.50     10-20-2013
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2004                226,000
Options granted                                                          104,000       $ 6.75      10-6-2014
Options exercised                                                         (8,500)      $ 4.00
Options expired                                                          (55,500)      $ 6.52
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2005                266,000
Options granted                                                           12,000       $ 6.00
Options expired                                                          (25,000)      $ 8.37
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at June 30, 2006                     253,000
===============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF JUNE 30, 2006 AND THE NINE MONTHS THEN ENDED (UNAUDITED)


         The company estimates the fair value of each option on the date of grant using the Black-Scholes option-pricing model. There were 12,000 options granted during the nine months ended June 30, 2006 with an estimated fair value of $22,000. The company's pro forma net income and earnings per share for the nine months ended June 30, 2005 would have been the amounts shown below. The company has adopted SFAS 123R which requires the fair value method be used to account for stock based compensation and the recognition of the fair value of stock options as compensation expense in the financial statements effective after October 1, 2005.

                                                                            Nine months ended
                                                                               June 30,
----------------------------------------------------------------------------------------------
Pro forma income (loss) from continuing operations                              2005
----------------------------------------------------------------------------------------------
(In Thousands, except per share data)
Net earnings (loss)                                                                $   (38)
   Add: Total stock-based employee compensation expense                                  -
   Deduct: Total stock-based employee compensation expense                            (318)
----------------------------------------------------------------------------------------------
Pro forma net earnings (loss) from continuing operations                           $  (356)
==============================================================================================
Earnings (loss) per common share - basic and diluted
   Continuing operations                                                           $ (0.01)
   Discontinued operations                                                         $ (0.01)
Earnings (loss) per common share, pro forma basic and diluted
   Continuing operations                                                           $ (0.12)
   Discontinued operations                                                         $ (0.12)

(7) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the nine months ended June 30, 2006 and 2005 were the same as the effect of the conversion of preferred securities and the impact of stock options were antidilutive for the periods ended June 30, 2006 and 2005. The effect of the conversion of the preferred securities would result in an increase of 1,371,429 in common shares outstanding.

(8) SEGMENT REPORTING

         The company had two reportable segments, banking and mortgage banking. However, the mortgage-banking activities conducted in GAMC, to which the mortgage-banking segment applied, were discontinued effective March 29, 2006. The bank operates retail deposit branches in the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumers and small businesses with deposit products such as demand, transaction, and savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in residential real estate loans purchased from GAMC and others, and also invests in mortgage-backed and other securities. The mortgage banking activities, which were conducted principally through GAMC, included the origination of residential real estate loans either for sale into the secondary market, with servicing released or for the bank's portfolio.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF JUNE 30, 2006 AND THE NINE MONTHS THEN ENDED (UNAUDITED)


         The company evaluates performance based on net interest income, noninterest income, and noninterest expense. The total of these three items is the reportable segment's net contribution. The company's reportable segments are strategic business units that offer different services in different geographic areas. They are managed separately because each segment appeals to different markets and, accordingly, require different technology and marketing strategies.

         On March 29, 2006, we began the process of discontinuing the operations of the bank's subsidiary, GAMC. It was determined that this business no longer fit our strategy.

         In the third quarter of 2006, we applied discontinued operations accounting for GAMC. Accordingly, the income statements for all periods have been restated. The restatements primarily resulted in a reduction to previously reported levels of net interest income, a reduction in noninterest income and a reduction in noninterest expense.

         In 2004, the bank entered into a management agreement with the manager of GAMC, its mortgage-banking subsidiary. Under the management agreement the manager was to reimburse operating losses equal to approximately 100% of any operating loss in return for an increase in his share of net earnings from 40% to 80%. Reflected in the loss from discontinued operations for 2005 is a reimbursement of $1.8 million of losses of GAMC provided by the manager of GAMC.

         Due to the unprofitable operations of GAMC, the company recognized an additional loss of $1.5 million for the nine months ended June 30, 2006. In addition to the loss from operations, a non-recurring pre-tax impairment charge of $996,000 was recorded for the nine months ended June 30, 2006 and included in discontinued operations in the consolidated statements of operations. That charge requires a write down of long-lived assets by recording an impairment charge due to the discontinuance of operations effective March 29, 2006.

(9) RECENT ACCOUNTING STANDARDS

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF JUNE 30, 2006 AND THE NINE MONTHS THEN ENDED (UNAUDITED)


         In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 generally requires retrospective application to prior periods' financial statements of all voluntary changes in accounting principle and changes required when a new pronouncement does not include specific transition provisions. This standard was effective for the company beginning October 1, 2006.

         On October 1, 2006, we adopted SFAS 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No.140." SFAS 156 was issued in March 2006 and requires all newly recognized servicing rights and obligations to be initially measured at fair value. For each class of separately recognized servicing rights and obligations retained, we have elected to continue to account for each under the amortization method which requires us to amortize servicing assets or liabilities in proportion to and over the periods of estimated net servicing income or net servicing loss.

(10) JUNIOR SUBORDINATED DEBT SECURITIES

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

(11) DERIVATIVE FINANCIAL INSTRUMENTS

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   INFORMATION AS OF JUNE 30, 2006 AND THE NINE MONTHS THEN ENDED (UNAUDITED)


         The bank has entered into various interest-rate swaps that total $21 million in notional principal. The swaps pay a fixed rate with the bank receiving payments based upon one month floating rate LIBOR. The capped range is between 2.04% - 3.01%, and expires between one and 4 years. The bank also entered into various interest rate caps that total $25 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and are capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the nine months ended June 30, 2006 and 2005 the instruments did not meet hedge accounting requirements. The statements of operations include net gains of $234,000 and of $560,000 for the nine months ended June 30, 2006 and 2005, respectively.

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

         The matters discussed in management's discussion and analysis of financial condition and results of operations reflects continuing operations, as adjusted for the Restatement discussed in Note 2 of the financial statements, unless otherwise noted.

MORTGAGE BANKING ACTIVITIES

         The company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In addition, forward loan sale agreements also meet the definition of a derivative instrument under SFAS No. 133.

         Our mortgage banking activities include loans in our pipeline (from application through sale). Loans in our pipeline are considered commitments once the customers accept a rate lock. In a rate lock commitment, clients while in the process of obtaining approval for residential loans can, at their own determination, fix or "lock in" the rate on the loan. Those commitments are generally for periods of 30 to 90 days and are at market rates. We generally enter into forward sales contracts on rate lock commitments on either a best efforts or mandatory basis. Those types of activities have declined when compared to other periods because we have discontinued operations of the mortgage banking subsidiary effective March 29, 2006.

         Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or market value. To deliver closed loans and to control interest rate risk prior to sale, the company enters into agreements to sell the loans while the loans are still in the pipeline. Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments. At June 30, 2006, the bank had $288,000 of loans held for sale that were originated for sale to investors. Loans held for sale as of June 30, 2006 have declined when compared to other periods since we have discontinued operations of the mortgage banking subsidiary. The value of the interest rate locks and related forward commitments were immaterial to the financial statements at June 30, 2006.

         As previously disclosed in Forms 8-K filed on August 10, 2006 and December 26, 2006, the company sustained losses aggregating approximately $1.4 million discovered in the company's investigation into an unreconciled inter-company account at GAMC. As a result, the company concluded that the company's consolidated financial statements for the quarterly periods ended December 31, 2005 and March 31, 2006 and for the years ended September 30, 2004 and 2005 should be restated and should no longer be relied upon. See also the discussion in "Controls and Procedures" in Part I, Item 4. of this Form 10-Q.

GENERAL

         We are a savings and loan holding company, which was organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, Greater Atlantic Bank, a federally chartered savings bank. The bank is a member of the Federal Home Loan Bank system and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through the six branches of the bank located throughout the greater Washington, D.C./Baltimore metropolitan area.

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

         At June 30, 2006 the company's total assets were $297.4 million, compared to the $339.5 million held at September 30, 2005, representing a decrease of 12.41%. Both the bank's overall asset size and customer base decreased during the period and that decline is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at June 30, 2006 were $188.1million, a decrease of $6.8 million or 3.49% from the $194.9 million held at September 30, 2005. The decrease in loans consisted primarily of consumer home equity, commercial business and construction and land. That decrease was offset in part by increases in single family and commercial real estate loans. At June 30, 2006, investment securities were $91.0 million, a decrease of $24.8 million or 21.44% from the $115.8 million held at September 30, 2005. Deposits at June 30, 2006 were $220.2 million, a decrease of $17.6 million from the $237.8 million held at September 30, 2005.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2006 AND JUNE 30, 2005

         NET INCOME. For the three months ended June 30, 2006, the company had net loss of $616,000 or $0.20 per diluted share, compared to a net loss of $617,000 or $0.20 per diluted share for the three months ended June 30, 2005. The increase in the net loss of $1,000 over the comparable period one-year ago was primarily the result of an increase in non-interest expense. That increase in non-interest expense was partially offset by an increase in net interest income, an increase in non-interest income, and a decrease in the provision for loan losses.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                                  Difference
                                                                                      -------------------------------
Three Months Ended June 30,                             2006              2005           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 3,426           $ 3,241           $ 185            5.71%
   Investments                                           1,327             1,151             176           15.29
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,753             4,392             361            8.22
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              2,030             1,614             416           25.77
   Borrowings                                              807               957            (150)         (15.67)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,837             2,571             266           10.35
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,916           $ 1,821           $  95            5.22%
=====================================================================================================================

         The increase in net interest income during the three months ended June 30, 2006, resulted primarily from a 45 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 2.11% for the three months ended June 30, 2005 to 2.56% for the three months ended June 30, 2006, offset in part by a $46.7 million decrease in the bank's interest-earning assets. Contributing to the increase in the net interest margin was a $104,000 reduction in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $32,000 in the comparable period one year ago. That increase in net interest margin also resulted from increasing the average yield on interest-earning assets by 37 basis points more than the increase in the average cost on interest-bearing liabilities. It was reduced in part as average interest-earning assets decreased by $1.2 million less than the decline in average interest-bearing liabilities.

         INTEREST INCOME. Interest income for the three months ended June 30, 2006 increased $361,000 compared to the three months ended June 30, 2005, primarily as a result of an increase of 128 basis points in the average yield earned on interest earning assets. That increase was partially offset by a decrease of $46.7 million in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $266,000 increase in interest expense for the three months ended June 30, 2006 compared to the 2005 period was principally the result of a 91 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by a $47.9 million decrease in average deposits and borrowings. The increase in interest expense on deposits was primarily due to a 113 basis point increase in rates paid on deposits. The increase in expense was primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $26.5 million in average deposits from $238.2 million for the three months ended June 30, 2005 to $211.7 million for the three months ended June 30, 2006.

         The decrease in interest expense on borrowings for the three months ended June, 2006, when compared to the 2005 period was principally the result of a $21.5 million decrease in average borrowed funds, partially offset by a 45 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $150,000 in interest expense on borrowings were a $217,000 decrease relating to average volume, partially offset by a $67,000 increase relating to average cost.


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

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------------------------
                                                      2006                               2005 (RESTATED)
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  92,623     $ 1,660         7.17%    $  93,927       $ 1,557        6.63%
   Consumer loans                        64,267       1,207         7.51        72,053           986        5.47
   Commercial business loans             32,269         559         6.93        37,246           698        7.50
                                     ----------- -----------   ----------- ------------  -------------  --------------
      Total loans                       189,159       3,426         7.24       203,226         3,241        6.38

Investment securities                    69,172         897         5.19        69,721           639        3.67
Mortgage-backed securities               40,572         430         4.24        72,688           512        2.82
                                     ----------- -----------   ----------- ------------  -------------  --------------
      Total interest-earning assets     298,903       4,753         6.36       345,635         4,392        5.08
                                                 -----------   -----------               -------------  --------------
Non-earning assets                       11,438                                 12,196
                                     -----------                           ------------
  Total assets                        $ 310,341                              $ 357,831
                                     ===========                           ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   4,680          11         0.94     $   9,085            20        0.88
   Now and money market accounts         76,696         658         3.43        59,881           317        2.12
   Certificates of deposit              130,333       1,361         4.18       169,190         1,277        3.02
                                     ----------- -----------   ----------- ------------  -------------  --------------
      Total deposits                    211,709       2,030         3.84       238,156         1,614        2.71

   FHLB advances                         38,568         490         5.08        42,233           481        4.56
   Other borrowings                      30,461         317         4.16        48,249           476        3.95
                                     ----------- -----------   ----------- ------------  -------------  --------------
  Total interest-bearing
liabilities                             280,738       2,837         4.04       328,638         2,571        3.13
                                                 -----------   -----------               -------------  --------------
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      15,107                                 12,373
Other liabilities                         1,165                                  1,528
                                     -----------                           ------------
  Total liabilities                     297,010                                342,539
Stockholders' equity                     13,331                                 15,292
                                     -----------                           ------------
  Total liabilities and
stockholders' Equity                  $ 310,341                              $ 357,831
                                     ===========                           ============

Net interest income                                 $ 1,916                                  $ 1,821
                                                 ===========                             =============
Interest rate spread                                                2.32%                                   1.95%
                                                               ===========                             =============
Net interest margin                                                 2.56%                                   2.11%
                                                               ===========                             =============

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

                                                          THREE MONTHS ENDED
                                                      JUNE 30, 2006 COMPARED TO
                                                            JUNE 30, 2005
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                VOLUME           RATE           TOTAL
                                          -----------------------------------------------
                                                         (IN THOUSANDS)
Real estate loans                               $ (22)          $ 125          $ 103
Consumer loans                                   (107)            328            221
Commercial business loans                         (93)            (46)          (139)
                                          ----------------  -------------- --------------
      Total loans                                (222)            407            185
Investments                                        (5)            263            258
Mortgage-backed securities                       (226)            144            (82)
                                          ----------------  -------------- --------------
Total interest-earning assets                   $(453)          $ 814          $ 361
                                          ================  ============== ==============

Savings accounts                                $ (10)          $   1          $  (9)
Now and money market accounts                      89             252            341
Certificates of deposit                          (293)            377             84
                                          ----------------  -------------- --------------
  Total deposits                                 (214)            630            416
FHLB advances                                     (42)             51              9
Other borrowings                                 (175)             16           (159)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (431)            697            266
                                          ================  ============== ==============
Change in net interest income                   $ (22)          $ 117          $  95
                                          ================  ============== ==============

PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups, based on loan type and assigns to them a reserve percentage that reflects the industry standard. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard, doubtful or loss based on the performance of the loans. Those classified loans are then individually evaluated for impairment and measured by either the present value of expected future cash flows, the loan's observable market price, or the fair value of the collateral. They are then segmented by type and assigned a reserve percentage that reflects the underlying quality of the loan. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. On an annual basis, or more often if deemed necessary, the Bank has contracted with an independent outside third party to have its loan portfolio reviewed. The focus of their review is to identify the extent of potential and actual risk in the bank's commercial loan portfolio, in addition to the underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussion with the operational staff, including the line lenders and senior management.

         Non-performing assets were $1.1 million or 0.38% of total assets at June 30, 2006, with $821,000 classified as substandard, $321,000 classified as doubtful and none classified as loss. Non-performing assets decreased $1.1 million from the $2.2 million or 0.60% classified as non-performing at June 30, 2005. The $1.1 million decrease is reflected in the $131,000 decrease in the provision for loan losses for the June 30, 2006 quarter when compared to the year ago quarter. The decrease in the provision for loan losses from the year ago period resulted from declines in the outstanding balance of the bank's commercial business loans, home equity loans, residential real estate loans and real estate owned. Those decreases were offset by increases in the outstanding balance of the bank's non-residential and second trust loans. The decrease in provision resulted primarily from the decrease in the required provision for those loans and the overall decline in the size of the bank's loan portfolio.

         NON-INTEREST INCOME. Non-interest income increased $64,000 during the quarter ended June 30, 2006, over the comparable period one year ago. That increase was primarily the result of an increase of $372,000 in gains on derivatives and was partially offset by a decrease in gain on sale of loans, a decline in other operating income and service fees on loans and deposits. The decrease in other operating income reflects the gain recognized one year ago from the sale of the bank's Sterling, Virginia branch.

         The following table presents a comparison of the components of non-interest income.

Non-interest income from continuing operations                                            Difference
                                                                             --------------------------------------
Three Months Ended June 30,                            2006          2005           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Gain on sale of loans                              $   -         $   3              $ (3)          (100.00)%
   Service fees on loans                                 43            50                (7)           (14.00)
   Service fees on deposits                             105           125               (20)           (16.00)
   Gain (loss) on sale of investment securities           -             -                 -                 -
   Gain (loss) on derivatives                            50          (322)              372            115.53
   Other operating income                                 5           283              (278)           (98.23)
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 203         $ 139              $ 64             46.04%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $289,000 from $2.4 million for the three months ended June 30, 2005 to $2.7 million for the three months ended June 30 in the current year. The increase was distributed over various non-interest expense categories with the primary contributors being compensation, professional services advertising and occupancy and was partially offset by decreases totaling $73,000 in deposit insurance premium, furniture fixtures and equipment, data processing and other operating expense.

         The following table presents a comparison of the components of non-interest expense.

Non-interest expense from continuing operations                                                Difference
                                                                                    ---------------------------------
Three Months Ended June 30,                                2006            2005          Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 1,216        $ 1,049           $ 167           15.92%
   Occupancy                                                  357            303              54           17.82
   Professional services                                      281            209              72           34.45
   Advertising                                                183            114              69           60.53
   Deposit insurance premium                                   24             41             (17)         (41.46)
   Furniture, fixtures and equipment                          135            151             (16)         (10.60)
   Data processing                                            235            250             (15)          (6.00)
   Other operating expense                                    291            316             (25)          (7.91)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 2,722        $ 2,433           $ 289          (11.88)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for income taxes for the three months ended June 30, 2006 and 2005 due to our operating losses.


Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at June 30, 2006 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

-----------------------------------------------------------------------------------------------------------------
                                                     Less Than One   Two - Three     Four - Five     After Five
                                         Total            Year          Years           Years          Years
-----------------------------------------------------------------------------------------------------------------
(In thousands)
FHLB Advances (1)                      $ 36,000        $  6,000       $ 5,000         $     -        $ 25,000
Reverse repurchase agreements            20,769          20,769             -               -               -
Operating leases                          5,137           1,083         2,170           1,360             524
-----------------------------------------------------------------------------------------------------------------
     Total obligations                 $ 61,906        $ 27,852       $ 7,170         $ 1,360        $ 25,524
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
                                         Total            Year          Years           Years          Years
-----------------------------------------------------------------------------------------------------------------
(In Thousands)

Certificate of deposit maturities (1)  $ 124,791       $  96,442      $ 23,200        $ 5,056          $ 93
Loan originations                         22,060          22,060             -              -             -
Unfunded lines of credit                 115,617         115,617             -              -             -
Standby letters of credit                     96              96             -              -             -
-----------------------------------------------------------------------------------------------------------------
     Total                             $ 262,564       $ 234,215      $ 23,200        $ 5,056          $ 93
=================================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.

          COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                         JUNE 30, 2006 AND JUNE 30, 2005

         NET INCOME. For the nine months ended June 30, 2006, the company had net loss of $1.6 million or $0.53 per diluted share compared to a net loss of $38,000 or $0.01 per diluted share for the nine months ended June 30, 2005. The $1.6 million decline in earnings over the comparable period one-year ago was primarily the result of an increase in non-interest expense and a decrease in non-interest income. That increase in non-interest expense and decrease in non-interest income were partially offset by an increase in net interest income and a decrease in the provision for loan losses.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                                    Difference
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                 2006             2005            Amount            %
-----------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Interest income:
   Loans                                                 $ 10,217          $ 9,315           $  902           9.68%
   Investments                                              3,726            3,428              298           8.69
-----------------------------------------------------------------------------------------------------------------------
Total                                                      13,943           12,743            1,200           9.42
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                 5,684            4,640            1,044          22.50
   Borrowings                                               2,667            3,300             (633)        (19.18)
-----------------------------------------------------------------------------------------------------------------------
Total                                                       8,351            7,940              411           5.18
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                      $  5,592          $ 4,803           $  789          16.43%
=======================================================================================================================

         The increase in net interest income during the nine months ended June 30, 2006, resulted primarily from a 67 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.73% for the nine months ended June 30, 2005 to 2.40% for the nine months ended June 30, 2006, offset in part by a $59.2 million decrease in the bank's interest-earning assets. Contributing to the increase in the net interest margin was a $211,000 reduction in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $539,000 in the comparable period one year ago. The increase in net interest margin also resulted from the average yield on interest-earning assets increasing by 58 basis points more than the increase in the average cost on interest-bearing liabilities and was coupled with average interest earning assets decreasing by $1.3 million less than the decline in average interest-bearing liabilities.

         INTEREST INCOME. Interest income for the nine months ended June 30, 2006 increased $1.2 million compared to the nine months ended June 30, 2005, primarily as a result of a 139 basis point increase in the average yield earned on interest earning assets. That increase was partially offset by a decrease of $59.2 million in the average outstanding balances of loans and securities.

         INTEREST EXPENSE. The $411,000 increase in interest expense for the nine months ended June 30, 2006 compared to the 2005 period was principally the result of an 81 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by a $60.5 million decrease in average deposits and borrowings. The increase in interest expense on deposits was primarily due to a 110 basis point increase in rates paid on deposits, primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $38.5 million in average deposits from $252.1 million for the nine months ended June 30, 2005 to $213.6 million for the nine months ended June 30, 2006.

         The decrease in interest expense on borrowings for the nine months ended June 30, 2006, when compared to the 2005 period, was principally the result of a $22.0 million decrease in average borrowed funds and was partially offset by a 16 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $633,000 in interest expense on borrowings were a $728,000 decrease relating to average volume, offset in part by a $95,000 increase relating to average cost.

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

                                                             FOR THE NINE MONTHS ENDED JUNE 30,
                                       --------------------------------------------------------------------------------
                                                        2006                               2005 (RESTATED)
                                       --------------------------------------- ----------------------------------------
                                                      INTEREST    AVERAGE                    INTEREST       AVERAGE
                                         AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/         YIELD/
                                         BALANCE      EXPENSE      RATE        BALANCE       EXPENSE         RATE
                                       ----------- -----------   ----------- ------------  -------------  ------------
ASSETS:                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                     $ 93,654     $ 4,995        7.11%     $100,653        $4,859         6.44%
   Consumer loans                          66,569       3,476        6.96        72,547         2,705         4.97
   Commercial business loans               34,017       1,746        6.84        41,398         1,751         5.64
                                       ----------- -----------   ----------- ------------  -------------  ------------
      Total loans                         194,240      10,217        7.01       214,598         9,315         5.79

Investment securities                      69,271       2,486        4.79        72,544         1,731         3.18
Mortgage-backed securities                 46,778       1,240        3.53        82,319         1,697         2.75
                                       ----------- -----------   ----------- ------------  -------------  ------------
      Total interest-earning assets       310,289      13,943        5.99       369,461        12,743         4.60
                                                   -----------   -----------               -------------  ------------
Non-earning assets                         11,616                                13,405
                                       -----------                           ------------
  Total assets                           $321,905                              $382,866
                                       ===========                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings accounts                      $  5,598          39        0.93      $ 10,897            76         0.93
   Now and money market accounts           73,075       1,781        3.25        64,707           773         1.59
   Certificates of deposit                134,947       3,864        3.82       176,531         3,791         2.86
                                       ----------- -----------   ----------- ------------  -------------  ------------
      Total deposits                      213,620       5,684        3.55       252,135         4,640         2.45

   FHLB advances                           45,151       1,668        4.93        44,348         1,452         4.37
   Other borrowings                        33,018         999        4.03        55,786         1,848         4.42
                                       ----------- -----------   ----------- ------------  -------------  ------------
  Total interest-bearing liabilities      291,789       8,351        3.82       352,269         7,940         3.01
                                                   -----------   -----------               -------------  ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits        15,234                                14,110
Other liabilities                           1,048                                 1,380
                                       -----------                           ------------
  Total liabilities                       308,071                               367,759
Stockholders' equity                       13,834                                15,107
                                       -----------                           ------------
  Total liabilities and
stockholders' equity                     $321,905                              $382,866
                                       ===========                           ============

Net interest income                                   $ 5,592                                  $4,803
                                                   ============                            =============
Interest rate spread                                                 2.17%                                    1.59%
                                                                 ============                            ============
Net interest margin                                                  2.40%                                    1.73%
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

                                                        NINE MONTHS ENDED
                                                    JUNE 30, 2006 COMPARED TO
                                                          JUNE 30, 2005
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                VOLUME            RATE          TOTAL
                                          -----------------------------------------------
                                                         (IN THOUSANDS)
Real estate loans                             $  (338)        $   474        $   136
Consumer loans                                   (223)            994            771
Commercial business loans                        (312)            307             (5)
                                          ----------------  -------------- --------------
      Total loans                                (873)          1,775            902
Investments                                       (78)            833            755
Mortgage-backed securities                       (733)            276           (457)
                                          ----------------  -------------- --------------
Total interest-earning assets                 $(1,684)        $ 2,884        $ 1,200
                                          ================  ============== ==============

Savings accounts                              $   (37)            $ -        $   (37)
Now and money market accounts                     100             908          1,008
Certificates of deposit                          (893)            966             73
                                          ----------------  -------------- --------------
  Total deposits                                 (830)          1,874          1,044
FHLB advances                                      26             190            216
Other borrowings                                 (754)            (95)          (849)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities             (1,558)          1,969            411
                                          ================  ============== ==============
Change in net interest income                 $  (126)        $   915        $   789
                                          ================  ============== ==============

         PROVISION FOR LOAN LOSSES. Non-performing assets were $1.1 million or 0.38% of total assets at June 30, 2006, with $821,000 classified as substandard, $321,000 classified as doubtful and none classified as loss, compared to $2.2 million or 0.60% classified as non-performing at June 30, 2005. Non-performing assets decreased $1.1 million from the comparable period one year ago, and the bank decreased its provision for loan losses by $60,000. The decrease in the provision for loan losses from the year ago period was due to the decrease of the outstanding balance of the bank's residential real estate loans, commercial business loans, home equity loans and real estate owned. The decrease in provision was due primarily to the decreases in the required provisions for those loans coupled with an overall decline in the size of the bank's loan portfolio.

         NON-INTEREST INCOME. Non-interest income decreased $1.9 million during the nine months ended June 30, 2006, over the comparable period one year ago. That decrease was primarily the result of decreases in gain on sale of loans, gains on derivatives, gain on sale of investment securities and declines in other operating income and service fees on deposits. Those decreases in income were partially offset by an increase of $ $65,000 in gain on sale of real estate owned. The decrease in other operating income reflects the $946,000 gain recognized one year ago from the sale of the bank's Washington, D.C., Winchester and Sterling, Virginia, branches.

         The following table presents a comparison of the components of non-interest income.

Non-interest income from continuing operations                                            Difference
------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                           2006          2005          Amount                %
------------------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Non-interest income:
   Gain on sale of loans                            $    -       $    53       $     (53)                N/A%
   Service fees on loans                               136           137              (1)              (0.73)
   Service fees on deposits                            309           431            (122)             (28.31)
   Gain on sale of investment securities                 -           538            (538)            (100.00)
   Gain on derivatives                                 234           560            (326)             (58.21)
   Gain on sale of real estate owned                    65             -              65                 N/A
   Other operating income                               25           998            (973)             (97.49)
------------------------------------------------------------------------------------------------------------------
      Total non-interest income                     $  769       $ 2,717       $  (1,948)             (71.70)%
==================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $458,000 from $7.4 million for the nine months ended June 30, 2005 to $7.9 million for the nine months ended June 30 in the current year. The increase of $458,000 in non-interest expense was distributed over various non-interest expense categories with the major contributors being compensation, professional services and advertising and was offset in part by decreases in occupancy, furniture fixtures and equipment, data processing and other operating expense.

         The following table presents a comparison of the components of non-interest expense.

Non-interest expense from continuing operations                                              Difference
--------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                 2006          2005         Amount              %
--------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Noninterest expense:
   Compensation and employee benefits                    $ 3,502       $ 3,133           $ 369          11.78%
   Occupancy                                               1,008         1,033             (25)         (2.42)
   Professional services                                     799           652             147          22.55
   Advertising                                               547           226             321         142.04
   Deposit insurance premium                                  77            72               5           6.94
   Furniture, fixtures and equipment                         415           520            (105)        (20.19)
   Data processing                                           703           843            (140)        (16.61)
   Other operating expense                                   818           932            (114)        (12.23)
--------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                $ 7,869       $ 7,411           $ 458           6.18%
====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for income taxes for the nine months ended June 30, 2006 and 2005 due to our operating losses.

         LIQUIDITY AND CAPITAL RESOURCES. The bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The bank continues to maintain the levels of liquid assets previously required by OTS regulations. The bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances and reverse repurchase agreements in periods when the bank's demands for liquidity exceed funding from deposit inflows.

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $90.8 million or 30.52% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the nine months ended June 30, 2006, the bank's loan purchases and originations totaled $72.0 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $7.7 million for the nine months ended June 30, 2006.

         The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2006, the bank had $36.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $25.2 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At June 30, 2006, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $137.8 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2006, totaled $96.4 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps and the pay-fixed interest rate swaps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At June 30, 2006, we held an aggregate notional value of $25 million of caps and $21 million of swaps that pay-a fixed interest rate. One of the interest rate caps had strike rates that were in effect at June 30, 2006, as current LIBOR rates were above the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through depositor and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                        Net Portfolio Value                   Net Portfolio Value as % of
                                       (Dollars in thousands)                  Portfolio Value of Assets
                           ----------------------------------------------- ----------------------------------
Basic Point ("bp")
Change in Rates               $Amount         $Change         % Change        NPV Ratio        Change (bp)
-------------------------- -------------- ----------------- -------------- ----------------  ----------------

    +300                       25,916            -2,864         -10%             8.75%             -68bp
    +200                       27,380            -1,401          -5%             9.15%             -29bp
    +100                       28,302              -479          -2%             9.36%              -7bp
    0                          28,781                 -           -              9.44%               -
    -100                       28,384              -396          -1%             9.25%             -19bp
    -200                       27,268            -1,512          -5%             8.85%             -59bp

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

ITEM 4. CONTROLS AND PROCEDURES. Pursuant to an investigation being conducted under the supervision of the company's Audit Committee, management discovered a $2.1 million difference in inter-company accounts between the company and its subsidiary, GAMC. The company discovered the un-reconciled inter-company account at GAMC during its review of the closing entries to the accounts of GAMC in connection with the preparation of the company's consolidated financial statements for the quarterly period ended June 30, 2006. The investigation resulted in a determination that the warehouse payable account maintained at GAMC had not been properly reconciled.

         The extensive investigation revealed numerous errors in the reconciliation of the warehouse payable account of GAMC over a period of five
(5) years. As a result of the investigation, the company determined that it has sustained losses aggregating approximately $1.4 million. To date, the company has identified claims of $738,000, primarily for duplicate checks issued and paid on the same loan. Of that sum, $422,000 has been collected and the company believes that the balance is recoverable. The investigation regarding this matter is ongoing and the company has retained legal and accounting personnel to assist in the company's investigation. Costs associated with engaging personnel to provide those professional services are being treated as period costs.

         The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the company's management, including the company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the company or its subsidiary to disclose material information otherwise required to be set forth in the company's periodic reports.

         The company, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company's disclosure controls and procedures were not effective as of June 30, 2006 due to the override of certain internal control procedures relating to preparation and review of certain reconciliations. The override of those internal control procedures enabled the differences in the reconciliations performed at GAMC to go un-detected over a long period of time. While the bank had outsourced its internal audit function to an independent CPA firm, neither their review of the reconciliations or that of the company's then controller uncovered any errors that were brought to the attention of senior management. The person responsible for the reconciliations at GAMC is no longer employed by GAMC, and the then controller of the bank, who was responsible for review of the reconciliations at GAMC, is no longer employed by the bank.

         While the problem was isolated to one unique account with a subsidiary that is no longer in business, and was the responsibility of individuals who are no longer employed by subsidiaries of the company, the company has enhanced controls in similar situations going forward by:

    o Strengthening the procedures for reconciling the intercompany accounts. Those procedures include having an outside party perform reconciliations semi-annually instead of merely reviewing reconciliations performed by parties with account responsibility; and

    o The company has strengthened the accounting staff at the controller position.

         In connection with this Form 10-Q, the company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the company's disclosure controls and procedures as currently in effect, including the changes discussed above, and such officers have concluded that, as of this date, the company's disclosure controls and procedures are effective.

         Management of the company is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the company's assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the company's internal control over financial reporting during the company's quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. However, subsequent to June 30, 2006, the company made changes to its internal control procedures, as described above.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

         As previously reported on a Form 8-K filed on September 8, 2006, the company announced that a Demand for Arbitration Before the American Arbitration Association was filed against the company, the bank, GAMC, and Carroll E. Amos, President and Chief Executive Officer of the company and the bank. The Demand for Arbitration was filed by Stamm Mortgage Management, Inc. ("Stamm Mortgage") and T. Mark Stamm, President of Stamm Mortgage in connection with the Management Agreement among Stamm Mortgage, the bank, and GAMC that governed the management of GAMC by Stamm Mortgage before the bank terminated GAMC's operations earlier this year, and certain aspects of the company's public disclosures of that event.

         The Demand for Arbitration alleges three counts: rescission, breach of contract, and defamation. As against the Bank and GAMC, Stamm Mortgage alleges that the Management Agreement is unenforceable and should be rescinded, requiring the Bank and GAMC, jointly and severally, to return $1.77 million that Stamm Mortgage paid to the Bank and GAMC under the Management Agreement. As an alternative to rescission, Stamm Mortgage alleges that the Bank and GAMC breached the Management Agreement by terminating it contrary to its terms, resulting in $9.6 million in lost profits to Stamm Mortgage. Stamm Mortgage and Mr. Stamm both allege that the company, the bank, GMAC, and Mr. Amos, acting in his official capacity, defamed Stamm Mortgage and Mr. Stamm through certain public statements made in press releases and in public securities filings by the company and seek $1.0 million in compensatory damages and $350,000 in punitive damages.

         The company, on behalf of itself, the bank, GAMC, and Mr. Amos believes all alleged claims are without merit and intends to defend vigorously against them, and on December 29, 2006, Counsel for the company, the bank, GAMC and Mr. Amos filed an Answering Statement and Counterclaim in Arbitration.

ITEM 1A.       Risk Factors

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At June 30, 2006, our loan portfolio consisted of $27.4 million, or 13.99% of commercial real estate loans, $28.0 million, or 14.31% of construction and land development loans and $32.6 million, or 16.66% of commercial business loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

         We recognize premiums we pay on mortgage-backed securities and Small Business Administration Certificates as an adjustment to interest income over the life of the security based on the rate of repayment of the securities. Acceleration of prepayment on the loans underlying a mortgage-backed security or Small Business Administration Certificate shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income.

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

A BREACH OF INFORMATION SECURITY COULD NEGATIVELY AFFECT OUR EARNINGS.

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


                           Date: January 12, 2007