Form 10-K
period 2006-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2007-02-02
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter was $15.7 million.

    As of December 31, 2006, there were 3,023,506 shares of the registrant's
             Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                                          INDEX
PART I                                                                                                         Page
                                                                                                               ----
Item 1.     Business.......................................................................................    3
            Description of Business........................................................................    3
            Market Area and Competition....................................................................    3
            Market Risk....................................................................................    3
            Lending Activities.............................................................................    3
            Mortgage Banking Activities....................................................................    7
            Asset Quality..................................................................................    7
            Allowance for Loan Losses......................................................................    9
            Investment Activities..........................................................................    11
            Sources of Funds...............................................................................    14
            Subsidiary Activities..........................................................................    16
            Personnel......................................................................................    16
            Regulation and Supervision.....................................................................    17
            Federal and State Taxation.....................................................................    22
Item 1A.    Risk Factors...................................................................................    23
Item 1B.    Unresolved Staff Comments......................................................................    24
Item 2.     Properties.....................................................................................    25
Item 3.     Legal Proceedings..............................................................................    26
Item 4.     Submission of Matters to a Vote of Security Holders............................................    26
PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
            Equity Securities..............................................................................    27
Item 6.     Selected Financial Data........................................................................    28
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation...........    30
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................    47
Item 8.     Consolidated Financial Statements and Supplementary Data.......................................    47
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    47
Item 9A.    Controls and Procedures........................................................................    48
Item 9B.    Other Information..............................................................................    49
PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................    49
Item 11.    Executive Compensation.........................................................................    51
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.    54
Item 13.    Certain Relationships and Related Transactions.................................................    57
Item 14.    Principal Accountant Fees and Services.........................................................    57
PART IV
Item 15.    Exhibits and Financial Statement Schedules.....................................................    57

Signatures  ...............................................................................................    58


                                     PART I

ITEM 1.           BUSINESS

DESCRIPTION OF BUSINESS

         We are a savings and loan holding company which was organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank, a federally-chartered savings bank. We offer traditional banking services to customers through our bank branches located throughout the greater Washington, DC/Baltimore metropolitan area. We established the Greater Atlantic Capital Trust I ("Trust") in January 2002 to issue certain convertible preferred securities which we completed in March 2002.

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

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 18 of Notes to Consolidated Financial Statements.

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

LENDING ACTIVITIES

         GENERAL. Net loans receivable at September 30, 2006 were $193.3 million, a decrease of $1.6 million or 0.83% from the $194.9 million held at September 30, 2005. The decrease in loans consisted of real estate loans secured by consumer, and land loans, offset by an increase in first mortgages on residential properties, commercial real estate loans, construction loans and commercial business loans. No loans were held for sale at September 30, 2006 compared to $9.5 million held for sale at September 30, 2005. That decrease resulted from discontinuing the operations of Greater Atlantic Mortgage Corporation as the type of business conducted by that mortgage corporation no longer fit the strategy of the bank.


         The following table shows the bank's loan originations, purchases, sales and principal repayments during the periods indicated:

                                                                        Year Ended September 30,
                                                                -----------------------------------------
                                                                    2006          2005          2004
---------------------------------------------------------------------------------------------------------
(In Thousands)
Total loans at beginning of period (1)                              $224,733      $262,598     $257,247
Originations of loans for investment:
   Single-family residential                                          12,559         6,624       16,202
   Multifamily                                                           625             -          145
   Commercial real estate                                              9,210         9,977       11,265
   Construction                                                       13,089        19,991       17,405
   Land loans                                                          8,494        10,530       11,543
   Second trust                                                            -             -            -
   Commercial business                                                21,170        21,083       38,345
   Consumer                                                           39,048        44,205       50,937
---------------------------------------------------------------------------------------------------------
      Total originations and purchases for investment                104,195       112,410      145,842
Loans originated for resale by Greater Atlantic Bank                       -             -            -
Loans originated for resale by Greater Atlantic Mortgage              91,477       276,038      402,988
---------------------------------------------------------------------------------------------------------
Total originations                                                   195,672       388,448      548,830
Repayments                                                          (117,440)     (154,263)    (139,466)
Sale of loans originated for resale by Greater Atlantic Mortgage    (100,994)     (272,050)    (404,013)
---------------------------------------------------------------------------------------------------------
Net activity in loans                                                (22,762)      (37,865)       5,351
---------------------------------------------------------------------------------------------------------
Total loans at end of period (1)                                    $201,971      $224,733     $262,598
=========================================================================================================

(1) Includes loans held for sale of $9.5 million at September 30, 2005.


         LOAN PORTFOLIO.  The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                        At September 30,
                                     -----------------------------------------------------------------------------------------
                                           2006              2005             2004              2003               2002
                                     ----------------   ---------------  ---------------   ---------------   -----------------
                                      Amount  Percent   Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent
 -----------------------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
 Mortgage loans:
    Single-family (1)               $ 43,473    21.52% $ 41,434   19.25% $ 74,620   29.02% $ 95,818   38.20%  $122,143   47.11%
    Multi-family                         813     0.40       751    0.35     1,074    0.42     1,445    0.58        536    0.21
    Construction                      14,245     7.05    24,273   11.28    16,696    6.49    11,996    4.78     18,993    7.32
    Commercial real estate            28,403    14.06    25,531   11.86    23,023    8.95    20,533    8.19     18,932    7.30
    Land                              13,829     6.86    18,421    8.55    20,668    8.04    17,258    6.88      9,947    3.84
                                    -----------------  ----------------  ----------------  ----------------   ----------------
       Total mortgage loans          100,763    49.89   110,410   51.29   136,081   52.92   147,050   58.63    170,551   65.78
                                    -----------------  ----------------  ----------------  ----------------   ----------------
 Commercial business and consumer loans:
    Commercial business               39,794    19.70    35,458   16.47    47,654   18.53    39,043   15.57     28,880   11.14
    Consumer:
       Home equity                    61,031    30.22    69,006   32.06    72,814   28.32    63,888   25.47     58,531   22.58
       Automobile                         81      .04       100     .05       271    0.11       428    0.17        771    0.30
       Other                             302      .15       274     .13       315    0.12       409    0.16        533    0.20
                                    -----------------  ----------------  ----------------  ----------------   ----------------
          Total commercial business
           and consumer loans        101,208    50.11   104,838   48.71   121,054   47.08   103,768   41.37     88,715   34.22
                                    -----------------  ----------------  ----------------  ----------------   ----------------
          Total loans                201,971   100.00%  215,248  100.00%  257,135  100.00%  250,818  100.00%   259,266  100.00%
                                               ======            ======            ======            ======             ======
 Less:
    Allowance for loan losses         (1,330)            (1,212)           (1,600)           (1,550)            (1,699)
    Loans in process                  (8,517)           (20,386)          (10,453)           (8,394)           (11,103)
    Unearned premium                   1,183              1,270             1,305             1,379              1,617
                                    --------           --------          --------          --------           --------
         Loans receivable, net      $193,307           $194,920          $246,387          $242,253           $248,081
                                    ========           ========          ========          ========           ========

(1) Includes loans secured by second trusts on single-family residential property.

         LOAN MATURITY. The following table shows the remaining contractual maturity of the bank's total loans at September 30, 2006. Loans that have adjustable rates are shown as amortizing when the interest rates are next subject to change. The table does not include the effect of future principal prepayments.

                                                                         At September 30, 2006
                                                    ---------------------------------------------------------------
                                                                        Multi-        Commercial
                                                        One- to       Family and       Business
                                                        Four-         Commercial         and            Total
                                                        Family       Real Estate       Consumer         Loans
          ---------------------------------------------------------------------------------------------------------
          (In Thousands)
          Amounts due in:
             One year or less                             $ 25,554         $ 7,834        $ 82,533        $115,921
             After one year:
             More than one year to three years              12,182           6,197           4,407          22,786
             More than three years to five years             2,321          11,640           3,966          17,927
             More than five years to 15 years                5,135           7,634           4,898          17,667
             More than 15 years                             11,751           1,998           5,404          19,153
          ---------------------------------------------------------------------------------------------------------
                Total amount due                          $ 56,943        $ 35,303       $ 101,208        $193,454
          =========================================================================================================

         The following table sets forth, at September 30, 2006, the dollar amount of loans contractually due after September 30, 2007, identifying whether such loans have fixed interest rates or adjustable interest rates. At September 30, 2006, the bank had $20.3 million of construction, acquisition and development, land and commercial business loans that were contractually due after September 30, 2007

                                                                                  Due After September 30, 2007
                                                                       -----------------------------------------------
                                                                           Fixed         Adjustable        Total
          ------------------------------------------------------------------------------------------------------------
          (In Thousands)
          Real estate loans:
             One- to four-family                                            $16,964         $14,425         $31,389
             Multi-family and commercial                                     16,528          10,941          27,469
          ------------------------------------------------------------------------------------------------------------
                Total real estate loans                                      33,492          25,366          58,858
          Commercial business and consumer loans                              7,923          10,752          18,675
          ------------------------------------------------------------------------------------------------------------
                Total loans                                                 $41,415         $36,118         $77,533
          ============================================================================================================

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2006, the bank's one- to four-family mortgage loans totaled $43.5 million, or 21.52% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 39.19% were fixed-rate loans and 60.81% were ARM loans.

         CONSTRUCTION AND DEVELOPMENT LENDING. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing land for sale. At September 30, 2006, construction and development loans (including land loans) totaled $28.1 million, or 13.91%, of the bank's total loans, of which, land loans totaled $13.8 million or 6.86% of total loans. Such loans are secured by a lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate generally based on the prime rate as reported in THE WALL STREET JOURNAL. All the bank's land loans are secured by property in its primary market area.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located primarily in the bank's market area. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 2006 was $29.2 million, or 14.46% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 2006, consisted of a $4.0 million commercial real estate loan secured by real property in Alabama. The property is a skilled nursing facility on which the bank has participated $2.1 million of the $6.1 million note to another bank.

         COMMERCIAL BUSINESS LENDING. At September 30, 2006, the bank had $39.8 million in commercial business loans which amounted to 19.70% of total loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are generally indexed to the prime rate as published in THE WALL STREET JOURNAL.

         CONSUMER LENDING. Consumer loans at September 30, 2006 amounted to $61.4 million or 30.41% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and loans on new and used automobiles. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

         The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's home equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 2006, these loans totaled $61.0 million or 30.22% of the bank's total loans and 60.30% of commercial business and consumer loans. Other types of consumer loans, primarily consisting of secured and unsecured personal loans and new and used automobile loans, totaled $383,000, or 0.19% of the bank's total loans and 0.38% of commercial business and consumer loans at September 30, 2006.

MORTGAGE BANKING ACTIVITIES

         The bank's mortgage banking activities primarily consist of originating mortgage loans secured by single-family properties. However, the mortgage-banking activities conducted in Greater Atlantic Mortgage Corporation ("GAMC") were discontinued effective March 29, 2006 as it was determined that, because it was unprofitable, this business no longer fit our strategy. Mortgage banking involves the origination and sale of mortgage loans for the purpose of generating gains on sale of loans and fee income on the origination of loans, in addition to loan interest income. In recent years, the volume of GAMC's originations had been declining, resulting in losses from mortgage banking operations, which, pursuant to an agreement, the manager had agreed to fund.

         In the third quarter of 2006, we applied discontinued operations accounting for GAMC as we completed closing those operations during the quarter. This business no longer fit our strategy because it was unprofitable. Accordingly, the income statements for all periods have been adjusted. The reclassifications primarily resulted in a reduction to previously reported levels of net interest income, a reduction in noninterest income and a reduction in noninterest expense.

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

         During the three months ended September 30, 2005, the manager was no longer able to reimburse GAMC for the losses incurred and as a result $993,000 of losses was recognized during the quarter. The management contract was subsequently terminated in the first quarter of fiscal 2006.

         Due to the unprofitable operations of GAMC, the company recognized an additional loss of $1.5 million for the nine months ended June 30, 2006. In addition to the loss from operations, a non-recurring pre-tax impairment charge on long-lived assets of $996,000 was recorded for the nine months ended June 30, 2006 and included in discontinued operations in the consolidated statements of operations.

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

         The bank's management reviews and classifies the bank's assets on a regular basis and the board of directors reviews management's reports on a monthly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 2006, the bank had $791,000 of loans designated as Substandard which consisted of two residential loans, one commercial business loan, one commercial real estate loan, one consumer loan, and one land loan. At that same date, the bank had $319,000 of assets classified as Doubtful, consisting of one commercial business loan and one residential real estate loan. At September 30, 2006, the bank had no loans classified as Loss. As of September 30, 2006, the bank had no loans designated as Special Mention.

         The following table sets forth delinquencies in the bank's loans as of the dates indicated.

                                                                    At September 30,
                         ----------------------------------------------------------------------------------------------------------
                                       2006                               2005                                  2004
                         ---------------------------------- ---------------------------------- ------------------------------------
                           60 - 89 Days   90 Days or More      60 - 89 Days     90 Days or More    60 - 89 Days    90 Days or More
                         ---------------- ----------------  ----------------- ------------------ ---------------- -----------------
                         Number Principal Number Principal  Number  Principal Number  Principal  Number Principal Number  Principal
                          of     Balance   of    Balance     of     Balance    of     Balance     of    Balance    of     Balance
                         Loans  of Loans  Loans  of Loans   Loans   of Loans  Loans   of Loans   Loans  of Loans  Loans   of Loans
  ---------------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Mortgage loans:
     Single-family         -      $ -       2    $  835       2     $ 168       4    $   10        -     $  -       6     $ 563
     Home equity           -        -       -         -       -         -       2       229        1      275       1        96
     Construction & Land   -        -       1        31       -         -       2       233        1      118       1        31
     Commercial real
      estate               -        -       1        25       -         -       1        25        -        -       1        29
     Commercial business   -        -       2       216       -         -       3     1,105        1       28       1       228
     Consumer              -        -       1         3       -         -       1         2        -        -       1         6
  -------------------------------------------------------------------------------------------------------------------------------
  Total                    -      $ -       7    $1,110       2     $ 168      13    $1,604        3     $421      11     $ 953
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

                                                                                     At September 30,
                                                                       ---------------------------------------------
                                                                         2006    2005     2004     2003     2002
   -----------------------------------------------------------------------------------------------------------------
   (Dollars in Thousands)
   Loans accounted for on a non-accrual basis
   Mortgage loans:
      Single-family                                                    $     -  $    10   $  563   $  637    $ 388
      Home equity                                                            -      229       96        -        -
      Commercial real estate                                                25       25       29       31       21
      Construction and Land                                                 31      233       31       34        -
      Commercial business                                                  216    1,105      228      716       45
      Consumer                                                               3        2        6        -        -
   -----------------------------------------------------------------------------------------------------------------
   Total non-accrual loans                                                 275    1,604      953    1,418      454
   Accruing loans which are contractually past due 90 days or more         835        -        -       28      343
   -----------------------------------------------------------------------------------------------------------------
   Total of non-accrual and 90 days past due loans                       1,110    1,604      953    1,446      797
   Foreclosed real estate, net                                               -      232        -        -        -
   -----------------------------------------------------------------------------------------------------------------
   Total non-performing assets                                         $ 1,110  $ 1,836   $  953   $1,446    $ 797
   =================================================================================================================
   Non-accrual loans as a percentage of loans                             0.14%    0.82%    0.39%    0.59%    0.18%
     held for investment, net
   =================================================================================================================
   Non-accrual and 90 days or more past due loans                         0.57%    0.82%    0.39%    0.60%    0.32%
     as a percentage of loans held for investment, net
   =================================================================================================================
   Non-accrual and 90 days or more past due loans                         0.36%    0.47%    0.22%    0.29%    0.16%
     as a percentage of total assets
   =================================================================================================================
   Non-performing assets as a percentage of total assets                  0.36%    0.54%    0.22%    0.29%    0.16%
   =================================================================================================================

         During the year ended September 30, 2006, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $204,000.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgment about information available to them at the time of their examination. There can be no assurance that the bank will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance. As of September 30, 2006, the bank's allowance for loan losses amounted to $1.3 million or 0.66% of total loans. While the allowance for loan losses to total non-performing loans at September 30, 2006 is 119.82%, the allowance as a percentage of total loans increased 10 basis points when compared to September 30, 2005. A $126,000 provision for loan losses was recorded during the year ended September 30, 2006, compared to a provision of $219,000 during the year ended September 30, 2005. The decrease in the provision for loan losses of $93,000 from the year ago period resulted from the decline in non-performing assets and the outstanding balance of the bank's land loans, commercial business loans, home equity loans and real estate owned. The decrease in provision was due primarily to the decreases in the required provisions for those loans coupled with an overall decline in the size of the bank's loan portfolio. On an annual basis, or more often if deemed necessary, the bank has contracted with an independent outside third party to have its loan portfolio reviewed. The focus of their review is to identify the extent of potential and actual risk in the bank's commercial loan portfolio, in addition to the underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussion with the operational staff, including the line lenders and senior management.

         The following table sets forth activity in the bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

                                                                                    Year Ended September 30,
                                                                   ------------------------------------------------------------
                                                                      2006        2005        2004        2003        2002
  -----------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Balance at beginning of period                                    $ 1,212     $ 1,600     $ 1,550     $ 1,699      $   810
  Provisions                                                            126         219         209         855          968
  Charge-offs:
  Mortgage loans:
     Single-family                                                        -          33          20         162           64
     Commercial real estate                                               -           -           -          22            -
  Commercial business                                                    78         584         177         828            7
  Consumer                                                                2           8           3           8           27
  -----------------------------------------------------------------------------------------------------------------------------
  Total charge-offs                                                      80         625         200       1,020           98
  Recoveries:
  Mortgage loans:
     Single-family                                                        2           2          29           6           12
     Commercial real estate                                               -           -           -           -            -
  Commercial business                                                    69          15          10           4            -
  Consumer                                                                1           1           2           6            7
  -----------------------------------------------------------------------------------------------------------------------------
  Total recoveries                                                       72          18          41          16           19
  Net charge-offs                                                         8         607         159       1,004           79
  -----------------------------------------------------------------------------------------------------------------------------
  Balance at end of period                                          $ 1,330     $ 1,212     $ 1,600     $ 1,550      $ 1,699
  =============================================================================================================================
  Ratio of net charge-offs during the period                           0.00%       0.28%       0.06%       0.36%        0.03%
     to average loans outstanding during the period
  =============================================================================================================================
  Allowance for loan losses to total non-performing
      loans at end of period                                         119.82%      75.56%     167.89%     109.31%      374.23%
  =============================================================================================================================
  Allowance for loan losses to total loans                             0.66%       0.56%       0.62%       0.62%        0.66%
  =============================================================================================================================

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

                                                                           At September 30,
                               -----------------------------------------------------------------------------------------------------
                                        2006                 2005                  2004               2003                2002
                               --------------------- -------------------- -------------------- ------------------- -----------------
                                         Percent of           Percent of           Percent of          Percent of         Percent of
                                         Loans in             Loans in             Loans in             Loans in           Loans in
                                           Each                 Each                 Each                 Each               Each
                                         Category             Category             Category             Category           Category
                                         to Total             to Total              to Total            to Total           to Total
                                Amount    Loans      Amount    Loans      Amount     Loans     Amount    Loans     Amount   Loans
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Mortgage loans:
   Single-family                  $ 177    13.31%   $   35     19.25%    $  110      29.02%    $  141    38.20%   $  148     47.11%
   Multi-family                       6     0.45         6      0.35          8       0.42         11     0.58         4      0.21
   Construction                      67     5.04        72     11.28         78       6.49         80     4.78        80      7.32
   Commercial real estate           286    21.50       328     11.86        233       8.95        208     8.19       219      7.30
   Land                             109     8.20       155      8.55        175       8.04        132     6.88        72      3.84
------------------------------------------------------------------------------------------------------------------------------------
      Total mortgage loans          645    48.50       596     51.29        604      52.92        572    58.63       523     65.78
------------------------------------------------------------------------------------------------------------------------------------
Commercial and Consumer:
   Commercial                       525    39.47       407     16.47        515      18.53        770    15.57     1,005     11.14
   Consumer:
      Home equity                   152    11.43       195     32.06        213      28.32        159    25.47       151     22.58
      Automobile                      6     0.45         5      0.18          9       0.23         13     0.33        20      0.50
------------------------------------------------------------------------------------------------------------------------------------
       Total commercial and
        consumer                    683    51.35       607     48.71        737      47.08        942    41.37     1,176     34.22
------------------------------------------------------------------------------------------------------------------------------------
Unallocated                           2     0.15         9       N/A        259        N/A         36      N/A         -       N/A
------------------------------------------------------------------------------------------------------------------------------------
Total                            $1,330   100.00%   $1,212    100.00%    $1,600     100.00%    $1,550   100.00%   $1,699    100.00%
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

         At September 30, 2006, the bank had invested $31.6 million in mortgage-backed securities, or 10.35% of total assets, of which $31.4 million were classified as available-for-sale and $235,000 were classified as held-to-maturity. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment portfolio at the dates indicated.

                                                                 At September 30,
                                  -------------------------------------------------------------------------------
                                            2006                       2005                      2004
                                  -------------------------- ------------------------- --------------------------
                                                Estimated                  Estimated                Estimated
                                    Amortized    Market        Amortized     Market     Amortized     Market
                                      Cost       Value           Cost        Value         Cost        Value
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Available-for-sale:
     Corporate debt securities      $  7,280     $  7,142       $  6,736    $  6,736      $  3,923    $  3,928
     CMOs                              9,735        9,755         14,446      14,454         9,812       9,823
     U.S. Government SBA's            27,629       27,199         30,239      29,781        36,919      36,721
     FHLMC MBS's                       5,549        5,463          9,044       8,969        14,146      14,085
     FNMA MBS's                       18,350       17,986         35,548      34,947        61,195      60,302
     GNMA MBS's                        8,133        7,916         13,097      12,942        17,946      17,853
  ---------------------------------------------------------------------------------------------------------------
        Total available-for-sale      76,676       75,461        109,110     107,829       143,941     142,712
  ---------------------------------------------------------------------------------------------------------------
  Held-to-maturity:
     Corporate debt securities             -            -          1,000       1,020         1,003       1,065
     U.S. Government SBA's             4,461        4,230          6,531       6,213         8,810       8,427
     FHLMC MBS's                         128          125            236         235           245         247
     FNMA MBS's                          107          105            202         198           237         235
  ---------------------------------------------------------------------------------------------------------------
        Total held-to-maturity         4,696        4,460          7,969       7,666        10,295       9,974
  ---------------------------------------------------------------------------------------------------------------
        Total investment
         securities                 $ 81,372     $ 79,921       $117,079    $115,495      $154,236    $152,686
  ===============================================================================================================
  Investment securities with:
     Fixed rates                    $      -     $      -       $  1,000    $  1,020      $  1,003    $  1,065
     Adjustable rates                 49,105       48,326         57,952      57,184        59,464      58,899
  Mortgage-backed securities with:
     Fixed rates                         243          236            393         376           551         541
     Adjustable rates                 32,024       31,359         57,734      56,915        93,218      92,181
  ---------------------------------------------------------------------------------------------------------------
        Total                       $ 81,372     $ 79,921       $117,079    $115,495      $154,236    $152,686
  ===============================================================================================================

         As of September 30, 2006, the bank held investments in available for sale with unrealized holding losses totaling $1.4 million. All losses are considered temporary and consisted of the following:

                                     Less than 12 months         12 months or more               Total
                                  -------------------------- -------------------------- ------------------------
                                    Fair      Unrealized        Fair      Unrealized      Fair      Unrealized
   Description of Securities        Value       Losses          Value       Losses        Value       Losses
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands)
     Corporate debt securities      $  4,921      $   174          $   -         $ -      $  4,921     $   174
     CMOs                              3,279           28              -           -         3,279          28
  U.S. Government securities
     SBA                              22,375          536              -           -        22,375         536
     GNMA                              7,916          217              -           -         7,916         217
  U.S. Government agency securities:
     FHLMC MBS's                       5,463           86              -           -         5,463          86
     FNMA MBS's                       17,773          357            213           7        17,986         364
  ---------------------------------------------------------------------------------------------------------------
        Total                       $ 61,727      $ 1,398          $ 213         $ 7      $ 61,940     $ 1,405
  ===============================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities available-for-sale and mortgage-backed securities available-for-sale.

                                                                 At September 30, 2006
                         -------------------------------------------------------------------------------------------------------
                                                More than One       More than Five
                          One Year or Less   Year to Five Years   Years to Ten Years    More than Ten Years          Total
                         ------------------ -------------------- --------------------  ---------------------  ------------------
                                   Weighted           Weighted             Weighted               Weighted              Weighted
                         Carrying  Average  Carrying  Average    Carrying   Average     Carrying  Average    Carrying   Average
                          Value     Yield    Value     Yield      Value     Yield        Value     Yield       Value     Yield
 -------------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Investment securities available-for-sale:
   Adjustable-rate securities:
     CMO's                 $ -          -%    $  -        -%     $    -         -%    $  9,755      5.78%   $ 9,755     5.78%
     Corporate debt          -          -        -        -       2,880      6.46        4,262      7.04      7,142     6.81
     U.S. Government
       SBA's                32       3.02        -        -         873      6.90       26,294      5.95     27,199     5.97
  ------------------------------------------------------------------------------------------------------------------------------
         Total              32       3.02        -        -       3,753      6.56       40,311      6.02     44,096     6.06
  ------------------------------------------------------------------------------------------------------------------------------
  MBS's available for sale:
   Adjustable-rate securities:
     FHLMC                   -          -        -        -           -         -        5,463      3.82      5,463     3.82
     FNMA                    -          -        -        -           -         -       17,773      3.48     17,773     3.48
     GNMA                   34       4.66        -        -           -         -        7,882      3.62      7,916     3.62
  ------------------------------------------------------------------------------------------------------------------------------
         Total              34       4.66        -        -           -         -       31,118      3.58     31,152     3.58
  ------------------------------------------------------------------------------------------------------------------------------
   MBS'S fixed-rate:
     FNMA                    -          -      159     6.67          54      7.28            -         -        213     6.89
  ------------------------------------------------------------------------------------------------------------------------------
         Total               -          -      159     6.67          54      7.28            -         -        213     6.89
  ------------------------------------------------------------------------------------------------------------------------------
  Total mortgage-backed
   securities available-
   for-sale                 34       4.66      159     6.67          54      7.28       31,118      3.58     31,365     3.60
  ------------------------------------------------------------------------------------------------------------------------------
  Total investment
  portfolio               $ 66       3.86%    $159     6.67%     $3,807      6.57%    $ 71,429      4.96%   $75,461     5.04%
  ==============================================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities held-to-maturity and mortgage-backed securities held to maturity.

                                                                    At September 30, 2006
                            -------------------------------------------------------------------------------------------------------
                                                   More than One       More than Five
                             One Year or Less   Year to Five Years   Years to Ten Years    More than Ten Years          Total
                            ------------------ -------------------- --------------------  ---------------------  ------------------
                                      Weighted           Weighted             Weighted               Weighted              Weighted
                            Carrying  Average  Carrying  Average    Carrying   Average     Carrying  Average     Carrying  Average
                             Value     Yield    Value     Yield      Value     Yield        Value     Yield        Value    Yield
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
 Investment securities held-to-maturity:
 Adjustable-rate securities:
   U.S. Government SBA's    $    -        -%     $110      4.87%     $553      5.21%       $3,798      4.80%      $4,461      4.86%
 Fixed-rate:
   Corporate debt                -        -         -         -         -         -             -         -            -         -
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities      -        -       110      4.87       553      5.21         3,798      4.80        4,461      4.86
held-to-maturity
-----------------------------------------------------------------------------------------------------------------------------------
MBS's held-to-maturity:
 Adjustable-rate securities:
   FHLMC                         -        -         -         -         -         -           128      3.00          128      3.00
   FNMA                          -        -         -         -         -         -            84      6.92           84      6.92
-----------------------------------------------------------------------------------------------------------------------------------
       Total                     -        -         -         -         -         -           212      4.56          212      4.56
-----------------------------------------------------------------------------------------------------------------------------------
 Fixed-rate:
   FNMA                          -        -         -         -         -         -            23      6.50           23      6.50
-----------------------------------------------------------------------------------------------------------------------------------
       Total                     -        -         -         -         -         -            23      6.50           23      6.50
-----------------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed securities
held-to-maturity                 -        -         -         -         -         -           235      4.75          235      4.75
-----------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity
investments                 $    -        -%     $110      4.87%     $553      5.21%       $4,033      4.80%      $4,696      4.85%
===================================================================================================================================

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

         At September 30, 2006, $102.3 million, or 79.93% of the bank's certificate of deposit accounts were to mature within one year.

         The following table sets forth the distribution and the rates paid on each category of the bank's deposits.

                                                                    At September 30,
                                      ------------------------------------------------------------------------------
                                                      2006                                    2005
                                      -------------------------------------- ---------------------------------------
                                                    Percent of                            Percent of
                                                      Total        Rate                     Total          Rate
                                        Balance      Deposits      Paid        Balance     Deposits        Paid
--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Savings accounts                        $  3,679        1.60%       0.98%    $  8,078        3.40%         0.99%
Now and money market accounts             73,334       31.86        3.51       66,638       28.02          2.75
Certificates of deposit                  127,939       55.58        4.55      145,912       61.36          3.32
Noninterest-bearing deposits:
    Demand deposits                       25,222       10.96           -       17,166        7.22             -
--------------------------------------------------------------------------------------------------------------------
        Total deposits                  $230,174      100.00%       3.67%    $237,794      100.00%         2.84%
====================================================================================================================

         The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.

                                                                                At September 30, 2006
                                                                            -----------------------------
                                                                               Amount           Rate
         ------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Balance maturing:
         Three months or less                                                   $ 47,401           4.54%
         Three months to one year                                                 54,856           4.66
         One year to three years                                                  21,264           4.31
         Over three years                                                          4,418           4.48
         ------------------------------------------------------------------------------------------------
                  Total                                                         $127,939           4.55%
         ================================================================================================

         At September 30, 2006, the bank had $46.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                   Maturity Period                                            Weighed
                                                                                              Average
                                                                                Amount          Rate
         ------------------------------------------------------------------------------------------------
         Three months or less                                                   $25,992          4.74%
         Over 3 through 6 months                                                  5,577          4.70
         Over 6 through 12 months                                                10,021          5.01
         Over 12 months                                                           5,315          4.41
         ------------------------------------------------------------------------------------------------
               Total                                                            $46,905          4.75%
         ================================================================================================

         The following table sets forth the deposit activity of the bank for the periods indicated.

                                                                At or For the Year Ended September 30,
                                                              -------------------------------------------
                                                                   2006          2005          2004
         ------------------------------------------------------------------------------------------------
         (In Thousands)
         Balance at beginning of period                           $237,794       $288,956     $297,876

         Net deposits (withdrawals) before interest credited       (15,329)       (57,499)     (14,671)
         Interest credited                                           7,709          6,337        5,751
         ------------------------------------------------------------------------------------------------
         Net increase (decrease) in deposits                        (7,620)       (51,162)      (8,920)
         ------------------------------------------------------------------------------------------------
            Ending balance                                        $230,174       $237,794     $288,956
         ================================================================================================

         BORROWINGS. At September 30, 2006, borrowings consisted of FHLB advances and reverse repurchase agreements totaling $54.6 million. FHLB advances amounted to $36.0 million at September 30, 2006, a decrease from the $38.0 million outstanding at September 30, 2005, and other borrowings (reverse repurchase agreements) amounted to $18.6 million, a decrease of $19.9 million compared to $38.5 million at September 30, 2005. During the fiscal year ended September 30, 2006, all reverse repurchase agreements represented agreements to repurchase the same securities.

         The following table sets forth information regarding the bank's borrowed funds:

                                                                                  At or For the Year Ended September 30,
                                                                                ------------------------------------------
                                                                                     2006           2005         2004
         -----------------------------------------------------------------------------------------------------------------
         FHLB Advances:
         Average balance outstanding                                                 $ 44,894      $ 44,422   $ 116,155
         Maximum amount outstanding at any month-end during the period                 51,000        49,200     142,250
         Balance outstanding at end of period                                          36,000        38,000      51,200
         Weighted average interest rate during the period                               5.05%         4.47%       2.39%
         Weighted average interest rate at end of period                                5.28%         4.85%       3.93%

         Reverse repurchase agreements:
         Average balance outstanding                                                   31,624        58,837      89,734
         Maximum amount outstanding at any month-end during the period                 35,641        62,846      93,730
         Balance outstanding at end of period                                          18,574        38,479      64,865
         Weighted average interest rate during the period                               4.21%         4.37%       4.26%
         Weighted average interest rate at end of period                                4.65%         3.69%       1.98%

SUBSIDIARY ACTIVITIES

         We have two subsidiaries, the bank and Greater Atlantic Capital Trust
I. We established the Trust in January 2002 to issue certain convertible preferred securities which we completed in March 2002. See discussion of the Trust in Note 22 to the financial statements.

PERSONNEL

         As of September 30, 2006, we had 62 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

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

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At September 30, 2006, the bank met each of its capital requirements.

         The following table presents the bank's capital position at September 30, 2006.

                                                                                                        Capital
                                                                                Excess      ----------------------------
                                                   Actual        Required     (Deficiency)       Actual       Required
                                                   Capital        Capital       Amount           Percent      Percent
         ---------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Tangible                                  $16,738         $ 4,560        $12,178          5.51%        1.50%
         Core (Leverage)                            16,738          12,159          4,579          5.51         4.00
         Risk-based                                 17,636          15,487          2,149          9.11         8.00

         PROMPT CORRECTIVE REGULATORY ACTION. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

          INSURANCE OF DEPOSIT ACCOUNTS. The bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

         The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The bank's one-time credit is expected to approximate $103,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2006, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.28 basis points of assessable deposits.

         The bank's total assessment paid for this period (including the FICO assessment) was $105,044. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the bank. Management cannot predict what insurance assessment rates will be in the future.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30, 2006, Greater Atlantic's limit on loans to one borrower was $2.7 million, and Greater Atlantic's largest aggregate outstanding loan to one borrower was $4.0 million. This loan and any other loan in excess of the loans to one borrower limit will be sold in the form of a participation.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2006, Greater Atlantic maintained 74% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

          LIMITATION ON CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. An application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like Greater Atlantic, it is a subsidiary of a holding company. In the event Greater Atlantic's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Greater Atlantic's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice. On December 13, 2006, the bank was advised by the OTS that the OTS would not approve the bank's application to pay a cash dividend to the company, and the company exercised its right to defer the next scheduled quarterly distribution on the cumulative convertible trust preferred securities for an indefinite period (which can be no longer than 20 consecutive quarterly periods).

         ASSESSMENTS. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in Greater Atlantic's latest quarterly thrift financial report. The assessments paid by Greater Atlantic for the fiscal year ended September 30, 2006, totaled $125,783.

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

         The Sarbanes-Oxley Act of 2002 generally prohibits loans by the company to its executive officers and directors. However, that law contains a specific exception for loans by the bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the bank may make to insiders based, in part, on the bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

FEDERAL HOME LOAN BANK SYSTEM

         Greater Atlantic is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Greater Atlantic, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Greater Atlantic was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2006 of $2.4 million.

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

         CORPORATE ALTERNATIVE MINIMUM TAX ("AMT"). The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI could be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). Since the company and the bank have net operating losses for the 2006 fiscal year, they do not record a provision for income taxes.

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

ITEM 1A. RISK FACTORS

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At September 30, 2006, our loan portfolio consisted of $28.4 million, or 14.06% of commercial real estate loans, $28.1 million, or 13.91% of construction and land development loans and $39.8 million, or 19.70% of commercial business loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

FAILURE TO REMAIN A WELL CAPITALIZED INSTITUTION.

          As a result of recording losses of $5.6 million during the year ended September 30, 2006, the bank ceased to be considered a well capitalized institution and is now considered to be an adequately capitalized institution. As an adequately capitalized institution, the bank cannot issue brokered certificates of deposit without OTS or FDIC permission, and the OTS can limit the payment of dividends from the bank to the company. Without the payment of a dividend from the bank, the company is unable to make a distribution on the cumulative convertible trust preferred securities. On December 13, 2006, the bank was advised by the OTS that the OTS would not approve the bank's application to pay a cash dividend to the company, and the company exercised its right to defer the next scheduled quarterly distribution on the cumulative convertible trust preferred securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         The company has no unresolved staff comments for the period ended September 30, 2006.

ITEM 2.  PROPERTIES

         During fiscal year 2006, we conducted our business from six full-service banking offices and our administrative office. The following table sets forth certain information concerning the bank's offices as of September 30, 2006.

                                                                                                   Net Book Value
                                                                                                   of Property or
                                                                                                      Leasehold
                                                                      Original                      Improvements
                                                                         Year        Date of             at
                                                         Leased or    Leased or        Lease        September 30,
  Location                                                 Owned      Acquired      Expiration          2006
  ------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  ADMINISTRATIVE OFFICES:
  10700 Parkridge Boulevard
  Reston, Virginia 20191                                Leased          1998         01-31-11            $  101
  BRANCH OFFICES:
  11834 Rockville Pike
  Rockville, Maryland 20852                             Leased          1998         06-30-09                 8
  8070 Ritchie Highway
  Pasadena, Maryland 21122                              Leased          1998         08-31-08                23
  10700 Parkridge Boulevard
  Reston, Virginia 20191                                Leased          2004         01-31-11               394
  43086 Peacock Market Plaza
  South Riding, Virginia 20152                          Leased          2000         06-30-15               225
  1 South Royal Avenue
  Front Royal, Virginia 22630                           Owned           1977                                700
  9484 Congress Street
  New Market, Virginia 22844                            Owned           1989                                421
  LOAN OFFICES:
  2200 Defense Highway
  Crofton, Maryland 21114                               Leased          2002         11-30-08                 2
  12530 Parklawn Drive, Suite 170
  Rockville, Maryland 20852                             Leased          2005         06-30-10                48
  ------------------------------------------------------------------------------------------------------------------
                                                                                             Total       $1,922
  ==================================================================================================================

         The total net book value of the company's furniture, fixtures and equipment at September 30, 2006 was $2.8 million. The properties are considered by management to be in good condition.

ITEM 3.  LEGAL PROCEEDINGS

         As previously reported in a Form 8-K filed on September 8, 2006, the company announced that a Demand for Arbitration Before the American Arbitration Association was filed against the company, the bank, GAMC, and Carroll E. Amos, President and Chief Executive Officer of the company and the bank. The Demand for Arbitration was filed by Stamm Mortgage Management, Inc. ("Stamm Mortgage") and T. Mark Stamm, President of Stamm Mortgage in connection with the Management Agreement among Stamm Mortgage, the bank, and GAMC that governed the management of GAMC by Stamm Mortgage before the bank terminated the operations of GAMC earlier this year, and certain aspects of the company's public disclosures of that event.

         The Demand for Arbitration alleges three counts: rescission, breach of contract, and defamation. As against the Bank and GAMC, Stamm Mortgage alleges that the Management Agreement is unenforceable and should be rescinded, requiring the Bank and GAMC, jointly and severally, to return $1.77 million that Stamm Mortgage paid to the Bank and GAMC under the Management Agreement. As an alternative to rescission, Stamm Mortgage alleges that the Bank and GAMC breached the Management Agreement by terminating it contrary to its terms, resulting in $9.6 million in lost profits to Stamm Mortgage. Stamm Mortgage and Mr. Stamm both allege that the company, the bank, GAMC, and Mr. Amos, acting in his official capacity, defamed Stamm Mortgage and Mr. Stamm through certain public statements made in press releases and in public securities filings by the company and seek $1.0 million in compensatory damages and $350,000 in punitive damages.

         On December 29, 2006, counsel for the company, the bank, GAMC and Mr. Amos filed an Answering Statement and Counterclaim in Arbitration. In, January 2007, the parties entered into negotiations looking toward a mutually acceptable and amicable resolution of their claims. In the event that the claims cannot be resolved through negotiations, the company intends to defend its position vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 2006, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION. The company's stock trades on the NASDAQ Stock Market (ticker symbol GAFC). At September 30, 2006, there were approximately 373 stockholders of record. The following table sets forth market price information, based on closing prices, as reported by the NASDAQ for the common stock high and low closing prices for the periods indicated.

                                      First Quarter      Second                         Fourth Quarter
                                         Ended        Quarter Ended    Third Quarter        Ended
                                       December 31       March 31      Ended June 30     September 30
      -------------------------------------------------------------------------------------------------
      Fiscal Year 2006
      High                                5.45              6.05             5.90              5.36
      Low                                 4.84              4.60             5.04              4.75

      Fiscal Year 2005
      High                                7.08              6.46             6.20              5.62
      Low                                 6.01              5.77             5.03              5.10
      -------------------------------------------------------------------------------------------------

         These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The company has not sold any unregistered securities and did not repurchase any of its equity securities in the fiscal year ended September 30, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

         The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report.

  ---------------------------------------------------------------------------------------------------------------------
  At or For the Years Ended September 30,                 2006       2005         2004         2003          2002
                                                                 (Restated)(4)(Restated)(4)(Restated)(4) (Restated)(4)
  ---------------------------------------------------------------------------------------------------------------------
  (In Thousands, Except Per Share Data)
  Consolidated Statements of Operations Data:
     Interest income                                $    18,794 $   16,958    $   18,085   $   19,361    $   20,538
     Interest expense                                    11,305     10,546        11,970       12,277        12,933
  ---------------------------------------------------------------------------------------------------------------------
     Net interest income                                  7,489      6,412         6,115        7,084         7,605
     Provision for loan losses                              126        219           209          791           832
  ---------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan
      losses                                              7,363      6,193         5,906        6,293         6,773
     Noninterest income (loss)                              639      3,173           547          766        (2,589)
     Noninterest expense                                 11,085      9,889        10,370       10,014         8,985
  ---------------------------------------------------------------------------------------------------------------------
     (Loss) income from continuing operations before
      taxes                                             (3,083)       (523)       (3,917)      (2,955)       (4,800)
     Provision for income taxes                               -          -             -            -             -
  ---------------------------------------------------------------------------------------------------------------------
       (Loss) income from continuing operations         (3,083)       (523)       (3,917)      (2,955)       (4,800)
     Discontinued operations:
       (Loss) income from operations                    (2,488)     (1,107)          428        4,898         1,968
  ---------------------------------------------------------------------------------------------------------------------
     Net (loss) income                              $   (5,571) $   (1,630)   $   (3,489)  $    1,943    $   (2,832)
  =====================================================================================================================

  Per Share Data:
     Net income (loss):
     Basic                                          $    (1.84) $    (0.54)   $    (1.16)  $     0.65    $    (0.94)
     Diluted                                        $    (1.84) $    (0.54)   $    (1.16)  $     0.44    $    (0.94)
     Book value                                           2.93        4.76          5.29         6.79          6.14
     Tangible book value                                  2.96        4.80          5.22         6.38          5.74
     Weighted average shares outstanding:
     Basic                                           3,020,934   3,015,509     3,012,434    3,012,434     3,010,420
     Diluted                                         3,020,934   3,015,509     3,012,434    4,413,462     3,010,420
  Shares outstanding                                 3,020,934   3,020,934     3,012,434    3,012,434     3,012,434
  Consolidated Statements of Financial Condition Data:
     Total assets                                   $  305,219  $  339,542    $  433,174   $  498,456    $  502,098
     Total loans receivable, net                       193,307     194,920       246,387      242,253       248,081
     Allowance for loan losses                           1,330       1,212         1,600        1,550         1,699
     Mortgage-loans held for sale                            -       9,517         5,528        6,554        14,553
     Investment securities (1)                          48,557      58,502        60,285      138,049       157,247
     Mortgage-backed securities                         31,600      57,296        92,722       86,735        52,112
     Total deposits                                    230,174     237,794       288,956      297,876       281,877
     FHLB advances                                      36,000      38,000        51,200       86,800        96,500
     Other borrowings                                   18,574      38,479        64,865       77,835        91,010
     Guaranteed convertible preferred securities of
      subsidiary trust                                   9,388       9,378         9,369        9,359         9,346
     Total stockholders' equity                          8,850      14,375        15,944       20,442        18,483
     Tangible capital                                    8,943      14,514        15,379       19,228        17,286




SELECTED FINANCIAL DATA - (CONTINUED)

  ---------------------------------------------------------------------------------------------------------------------
  At or For the Years Ended September 30,                 2006       2005         2004         2003          2002
                                                                 (Restated)(4)(Restated)(4)(Restated)(4) (Restated)(4)
  ---------------------------------------------------------------------------------------------------------------------
  (In Thousands, Except Per Share Data)
  Average Consolidated Statements of Financial
     Condition Data
     Total assets                                   $  315,133  $  370,729    $  504,039   $  477,882    $  422,825
     Investment securities(1)                           66,789      70,633       123,198      161,161       155,350
     Mortgage-backed securities(1)                      43,979      77,424       111,016       51,046        39,320
     Total loans                                       193,688     210,152       253,772      251,386       214,501
     Allowance for loan losses                           1,264       1,609         1,498        1,696         1,148
     Total deposits                                    210,311     245,518       275,636      279,469       243,120
     Total stockholders' equity                         12,164      13,830        15,236       15,132        18,140

  Performance Ratios (2)
     Return on average assets                            (1.77)%     (0.44)%       (0.69)%       0.41%        (0.67)%
     Return on average equity                           (45.80)     (11.79)       (22.90)       12.83        (15.61)
     Equity to assets                                     2.90        4.23          3.68         4.10          3.68
     Net interest margin                                  2.46        1.79          1.25         1.53          1.86
     Efficiency ratio(3)                                136.38      103.17        155.66       127.58        179.13

  Asset Quality Data:
     Non-performing assets to total assets, at
      period end                                          0.36        0.54          0.22         0.28          0.09
     Non-performing loans to total loans, at period
      end                                                 0.55        0.75          0.37         0.57          0.18
     Net charge-offs to average total loans               0.00        0.28          0.06         0.36          0.03
     Allowance for loan losses to:
       Total loans                                        0.66%       0.56%         0.62%        0.62%         0.66%
       Non-performing loans                             119.82       75.56        167.89       109.31        374.23
     Non-performing loans                           $    1,110  $    1,604    $      953   $    1,418    $      454
     Non-performing assets                               1,110       1,836           953        1,446           797
     Allowance for loan losses                           1,330       1,212         1,600        1,550         1,699

  Capital Ratios of the Bank:
     Leverage ratio                                       5.51%       6.66%         5.59%        5.68%         4.90%
     Tier 1 risk-based capital ratio                      8.59       10.25          9.81        12.08         10.97
     Total risk-based capital ratio                       9.11       10.75         10.42        12.70         11.73

(1) Consists of securities classified as available-for-sale, held-to-maturity and for trading.
(2)  Ratios are presented on an annualized basis where appropriate.
(3) Efficiency ratio consists of noninterest expense divided by net interest income and noninterest income.
(4) The Consolidated Financial Statements and data for 2005, 2004, 2003 and 2002 have been restated to reflect adjustments that are described in Notes 2 and 3 to the Consolidated Financial Statements.

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

         During 2006, the company restated its historical financial statements to reflect the accounting treatment for losses discovered in its subsidiary's, (GAMC's) unreconciled inter-company account (See Note 2 to the consolidated financial statements). The losses were discovered as the bank discontinued the operations of the subsidiary. The loss in any given year did not reach a material amount such as to require restatement. However, the bank determined to provide the restatements because the cumulative amount of the losses aggregated $1.4 million. The revisions had no impact on the cash flows of the bank.

         As previously reported in a Form 8-K filed on September 8, 2006, the company announced that a Demand for Arbitration Before the American Arbitration Association was filed against the company, the bank, GAMC, and Carroll E. Amos, President and Chief Executive Officer of the company and the bank. (See Item 3. Legal Proceedings of this Form 10-K.) During the course of the negotiations, the company proposed a settlement offer which would require a contribution of $500,000 by the company toward the settlement. That offer was accepted conditioned on the execution of a mutual release by the parties. That mutual release is currently the subject of negotiation. As a result, the company has established a liability for the probable settlement and charged $500,000 as other operating expense. Should the settlement not occur the company intends to defend its position vigorously.

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

INCOME TAXES

         The provision (or benefit) for income taxes is based on taxable income, tax credits and available net operating losses. The company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of assets and liabilities. If enacted tax rates change, the company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. The company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits expected to be realized. In determining the appropriate valuation allowance, the company considers the expected level of future taxable income and available tax planning strategies. At September 30, 2006, the company had deferred tax assets of $1.9 million, which is net of a valuation allowance of $3.5 million.

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

         In July 2006, the FASB issued Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" - an Interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by a taxing authority. The term "more-likely-than-not" means a likelihood of more than 50 percent. FIN 48 is effective as of Jan. 1, 2007, with early application permitted. Any impact from the adoption of FIN 48 will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. We are currently evaluating the impact of this Interpretation, but do not expect it to be material.

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

         In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff views regarding the process by which misstatements in financials statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The company does not believe SAB 108 will have a material impact on its consolidated financials statements.

         In September 2006, the Financial Accounting Standards Board released Statement No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. While we are currently evaluating the effect of the guidance contained in this Statement, we do not expect the implementation to have a material impact on our consolidated financial statements.

DISCONTINUED MORTGAGE BANKING OPERATIONS

         On March 29, 2006, we began the process of discontinuing the operations of the bank's subsidiary, GAMC. It was determined that, because it was unprofitable, this business no longer fit our strategy.

         Due to the unprofitable operations of GAMC, the company recognized an additional loss of $1.5 million during fiscal 2006. In addition to the loss from operations, a non-recurring pre-tax impairment charge on long-lived assets of $996,000 was recorded and included in discontinued operations in the consolidated statements of operations. That charge requires a write down of long-lived assets by recording an impairment charge due to the discontinuance of operations effective March 29, 2006.

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

                                                          Year Ended September 30,
                                                   ------------------------------------
                                                         2006         2005 (Restated)
---------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data
Interest income                                      $     280         $     478
Interest expense                                           257               347
---------------------------------------------------------------------------------------
Net interest income                                         24               131
Noninterest income                                       2,149             5,072
Noninterest expense                                      4,661             6,310
Provision for income taxes                                   -                 -
---------------------------------------------------------------------------------------
Net income (loss)                                    $  (2,488)        $  (1,107)
=======================================================================================
Earnings per share - basic                           $   (0.82)        $   (0.37)
Earnings per share - diluted                             (0.82)            (0.37)

FINANCIAL CONDITION
2006 COMPARED TO 2005

         At September 30, 2006, the company had total assets of $305.2 million, a decrease of $34.3 million or 10.11% from the $339.5 million recorded at the close of the comparable period one-year ago. Investments and mortgage-backed securities at September 30, 2006, amounted to $80.2 million a decrease of $35.6 million or 30.78% from the $115.8 million held at September 30, 2005, as a result of prepayments of $42.0 million offset in part by purchases of $7.7 million. Loans receivable and loans held for sale at September 30, 2006, amounted to $193.3 million, a decrease of 5.44% from the $204.4 million held at September 30, 2005, primarily as a result a $9.5 million decrease in loans held for sale, coupled with a $12.6 million decline in land and consumer loans outstanding. Those declines were due primarily to discontinuing the operations of the bank's subsidiary, GAMC as it was determined that, because it was unprofitable, this business no longer fit our strategy and was coupled with payoffs and lower than anticipated loan originations. Deposits amounted to $230.2 million at September 30, 2006, a decrease of $7.6 million from the $237.8 million held one year ago. That decline was primarily the result of decreases in our checking, savings and certificates of deposit accounts, and was offset by increases in non-interest checking and our money funds accounts.

RESULTS OF OPERATIONS
2006 COMPARED TO 2005

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

                                        As originally                             Discontinued
                                          reported            Restatement         operations           As restated
                                        ---------------      --------------      ---------------      -------------
Year ended September 30, 2005
Interest income                            $ 17,436              $    -            $     478           $ 16,958
Interest expense                             10,893                   -                  347             10,546
Net interest income                           6,543                   -                  131              6,412
Noninterest income                            8,317                 (72)               5,072              3,173
Noninterest expense                          16,199                   -                6,310              9,889
Discontinued operations                           -                   -               (1,107)            (1,107)
Net income (loss)                            (1,558)                (72)                   -             (1,630)
Earnings per share - continuing               (0.52)              (0.02)                0.37              (0.17)
Earnings per share - discontinued             (0.00)              (0.00)               (0.37)             (0.37)
Year ended September 30, 2004
Interest income                            $ 18,962              $    -            $     877           $ 18,085
Interest expense                             12,355                   -                  385             11,970
Net interest income                           6,607                   -                  492              6,115
Noninterest income                            9,929                (297)               9,085                547
Noninterest expense                          19,430                   -                9,060             10,370
Discontinued operations                           -                   -                  428                428
Net income (loss)                            (3,192)               (297)                   -             (3,489)
Earnings per share - continuing               (1.06)              (0.10)               (0.14)             (1.30)
Earnings per share - discontinued             (0.00)               0.00                 0.14               0.14

         NET INCOME. For the fiscal year ended September 30, 2006, the company had a net loss from continuing operations of $3.1 million or $1.02 per diluted share compared to a loss from continuing operations of $523,000 or $0.17 per diluted share for fiscal year 2005. The $2.6 million decline in earnings over the comparable period one-year ago was primarily the result of an increase in non-interest expense and a decrease in non-interest income. That increase in non-interest expense and decrease in non-interest income were partially offset by an increase in net interest income and a decrease in the provision for loan losses.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                              Years ended September 30,                Difference
                                            -------------------------------  -------------------------------
                                                2006             2005            Amount            %
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest income:
   Loans                                      $ 13,866         $ 12,430          $ 1,436           11.55%
   Investments                                   4,928            4,528              400            8.83
------------------------------------------------------------------------------------------------------------
Total                                           18,794           16,958            1,836           10.83
------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                      7,709            6,337            1,372           21.65
   Borrowings                                    3,596            4,209             (613)         (14.56)
------------------------------------------------------------------------------------------------------------
Total                                           11,305           10,546              759            7.20
------------------------------------------------------------------------------------------------------------
Net interest income                           $  7,489         $  6,412          $ 1,077           16.80%
============================================================================================================

         Our increase in net interest income for fiscal year 2006, resulted primarily from a 67 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.79% for fiscal year 2005 to 2.46% for fiscal year 2006, offset in part by a $53.8 million decrease in the bank's interest-earning assets. Contributing to the increase in the net interest margin was a $278,000 reduction in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $533,000 in the comparable period one year ago. The increase in net interest margin also resulted from the average yield on interest-earning assets increasing by 59 basis points more than the increase in the average cost on interest-bearing liabilities and was coupled with average interest earning assets decreasing by $746,000 less than the decline in average interest-bearing liabilities.

         INTEREST INCOME. Interest income for the fiscal year ended September 30, 2006 increased $1.8 million compared to fiscal year 2005, primarily as a result of a 144 basis point increase in the average yield earned on interest earning assets. That increase was partially offset by a decrease of $53.8 million in the average outstanding balances of loans and securities.

         INTEREST EXPENSE. The $759,000 increase in interest expense for fiscal year 2006 compared to the 2005 period was principally the result of an 85 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by a $54.5 million decrease in average deposits and borrowings. The increase in interest expense on deposits was primarily due to a 109 basis point increase in rates paid on deposits, primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $35.2 million in average deposits from $245.5 million for fiscal 2005 to $210.3 million for fiscal 2006. The increase in rates was primarily due to market rates moving rates higher on interest-bearing demand deposits, savings accounts and certificates and the pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for fiscal 2006, when compared to the 2005 period, was principally the result of a $19.3 million decrease in average borrowed funds and was partially offset by a 31 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $613,000 in interest expense on borrowings were a $834,000 decrease relating to average volume, offset in part by a $221,000 increase relating to average cost.

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

                                                             Year Ended September 30,
                         --------------------------------------------------------------------------------------------------
                                      2006                        2005 restated                    2004 restated
                         --------------------------------------------------------------------------------------------------
                                      Interest  Average               Interest   Average                Interest   Average
                          Average     Income/   Yield/    Average     Income/    Yield/     Average     Income/    Yield/
                          Balance     Expense   Rate      Balance     Expense    Rate       Balance     Expense    Rate
                         ---------    --------  -------   -------     --------   --------   --------    --------   -------
  (Dollars in Thousands)
  Interest-earning assets:
     Real estate loans   $ 93,390   $ 6,699     7.17%    $ 98,217     $ 6,379     6.49%     $138,655   $ 7,705     5.56%
     Consumer loans        65,338     4,701     7.19       71,817       3,748     5.22        68,268     2,566     3.76
     Commercial business
       loans               34,960     2,466     7.05       40,118       2,303     5.74        46,849     2,358     5.03
                         ---------  --------   ------    ---------    --------   ------     ---------  --------   ------
        Total loans       193,688    13,866     7.16      210,152      12,430     5.91       253,772    12,629     4.98
  Investment securities    66,789     3,353     5.02       70,633       2,414     3.42       123,198     3,077     2.50
  Mortgage-backed
     securities            43,979     1,575     3.58       77,424       2,114     2.73       111,016     2,379     2.14
                         ---------  --------   ------    ---------    --------   ------     ---------  --------   ------
        Total interest-
         earning assets   304,456    18,794     6.17      358,209      16,958     4.73       487,986    18,085     3.71
                                    --------   ------                 --------   ------     ---------
  Non-earning assets       10,677                          12,520                             16,053
                         ---------                       ---------                          ---------
    Total assets         $315,133                        $370,729                           $504,039
                         =========                       =========                          =========

  Liabilities and
  Stockholders' Equity:
  Interest-bearing
  liabilities:
     Savings accounts    $  5,190        48     0.92     $ 10,202          94     0.92      $ 11,978       113     0.94
     Now and money
      market accounts      73,485     2,430     3.31       64,723       1,197     1.85        77,981       852     1.09
     Certificates of
      deposit             131,636     5,231     3.97      170,593       5,046     2.96       185,677     4,786     2.58
                         ---------  --------   ------    ---------    --------   ------     ---------  --------   ------
        Total deposits    210,311     7,709     3.67      245,518       6,337     2.58       275,636     5,751     2.09
     FHLB advances         44,894     2,266     5.05       44,422       1,985     4.47       116,155     2,779     2.39
     Other borrowings      31,624     1,330     4.21       51,388       2,224     4.33        78,979     3,440     4.36
                         ---------  --------   ------    ---------    --------   ------     ---------  --------   ------
    Total interest-
     bearing liabilities  286,829    11,305     3.94      341,328      10,546     3.09       470,770    11,970     2.54
                                    --------   ------                 --------   ------                --------   ------
  Noninterest-bearing
     liabilities:
  Noninterest-bearing
     demand deposits       14,993                          14,138                             15,243
  Other liabilities         1,147                           1,433                              2,790
                         ---------                       ---------                          ---------
    Total liabilities     302,969                         356,899                            488,803
  Stockholders' equity     12,164                          13,830                             15,236
                         ---------                       ---------                          ---------
    Total liabilities
     and stockholders'
     equity              $315,133                        $370,729                           $504,039
                         =========                       =========                          =========
  Net interest income               $ 7,489                           $ 6,412                          $ 6,115
                                    ========                          ========                         ========
  Interest rate spread                           2.23%                            1.64%                            1.17%
                                               =======                           ======                           ======
  Net interest margin                            2.46%                            1.79%                            1.25%
                                               =======                           ======                           ======

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

                                     Year Ended September 30, 2006      Year Ended September 30, 2005
                                           Compared to Year                    Compared to Year
                                       Ended September 30, 2005            Ended September 30, 2004
                                        Change Attributable to         Change Attributable to (restated)
                                    -----------------------------------------------------------------------
                                       Volume       Rate      Total      Volume        Rate       Total
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Real estate loans                     $  (314)   $   634     $   320    $ (2,247)   $    921    $ (1,326)
Consumer loans                           (338)     1,291         953         133       1,049       1,182
Commercial business loans                (296)       459         163        (339)        284         (55)
------------------------------------------------------------------------------------------------------------
      Total loans                        (948)     2,384       1,436      (2,453)      2,254        (199)
Investments                              (131)     1,070         939      (1,313)        650        (663)
Mortgage-backed securities               (913)       374        (539)       (720)        455        (265)
------------------------------------------------------------------------------------------------------------
Total interest-earning assets         $(1,992)   $ 3,828     $ 1,836    $ (4,486)   $  3,359    $ (1,127)
============================================================================================================

Savings accounts                      $   (46)   $     -     $   (46)   $    (17)   $     (2)   $    (19)
Now and money market accounts             162      1,071       1,233        (145)        490         345
Certificates of deposit                (1,152)     1,337         185        (389)        649         260
------------------------------------------------------------------------------------------------------------
  Total deposits                       (1,036)     2,408       1,372        (551)      1,137         586
FHLB advances                              21        260         281      (1,716)        922        (794)
Other borrowings                         (855)       (39)       (894)     (1,202)        (14)     (1,216)
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    $(1,870)   $ 2,629     $   759    $ (3,469)   $  2,045    $ (1,424)
============================================================================================================
Change in net interest income         $  (122)   $ 1,199     $ 1,077    $ (1,017)   $  1,314    $    297
============================================================================================================

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

         Non-performing assets were $1.1 million or 0.36% of total assets at September 30, 2006, compared to non-performing assets of $1.8 million or 0.54% of total assets at September 30, 2005. At September 30, 2006, assets of $791,000 were classified as substandard and $319,000 classified as doubtful. The decrease in the provision for loan losses of $93,000 resulted from declines in non-performing assets and the outstanding balance of the bank's land loans, commercial business loans, home equity loans and real estate owned. The decrease in provision was due primarily to the decreases in the required provisions for those loans coupled with an overall decline in the size of the bank's loan portfolio.

         NON-INTEREST INCOME. Non-interest income decreased $2.5 million during fiscal 2006, over fiscal 2005. That decrease was primarily the result of decreases in gain on sale of loans, gains on derivatives, gain on sale of investment securities and declines in other operating income and service fees on deposits. Those decreases in income were partially offset by an increase of $65,000 in gain on sale of real estate owned. The decrease in other operating income reflects the $946,000 gain recognized one year ago from the sale of the bank's Washington, D.C., Winchester and Sterling, Virginia, branches.

         The following table presents a comparison of the components of non-interest income.

                                                Years Ended September 30,                 Difference
                                             -------------------------------- ------------------------------------
                                                  2006             2005           Amount               %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest income:
   Gain on sale of loans                           $   -          $    53        $    (53)          (100.00)%
   Service fees on loans                             186              182               4              2.20
   Service fees on deposits                          424              552            (128)           (23.19)
   Gain (loss) on sale of investment                   -              539            (539)          (100.00)
securities
   Gain (loss) on derivatives                        (66)             836            (902)          (107.89)
   Gain on sale of real estate owned                  65                -              65               n/a
   Other operating income                             30            1,011            (981)           (97.03)
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                     $ 639          $ 3,173        $ (2,534)           (79.86)%
==================================================================================================================

         NON-INTEREST EXPENSE. Noninterest expense for fiscal 2006 amounted to $11.1 million, an increase of $1.2 million or 12.09% from the $9.9 million incurred in fiscal 2005. The increase in non-interest expense was distributed over various non-interest expense categories with the major contributors being compensation, professional services, advertising and other operating and was offset in part by decreases in, furniture fixtures and equipment and data processing. The increase in other operating expense is the result of a proposed settlement offer which would require a contribution of $500,000 by the company toward the settlement. That offer was accepted conditioned on the execution of a mutual release by the parties. That mutual release is currently the subject of negotiation.

         The following table presents a comparison of the components of noninterest expense.

                                                 Years Ended September 30,                Difference
                                               ------------------------------    ------------------------------
                                                   2006            2005             Amount            %
 --------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
 Noninterest expense:
    Compensation and employee benefits            $  4,718         $ 4,213         $   505         11.99%
    Occupancy                                        1,337           1,337               -             -
    Professional services                            1,227             969             258         26.63
    Advertising                                        628             301             327        108.64
    Deposit insurance premium                          101             100               1          1.00
    Furniture, fixtures and equipment                  554             641             (87)       (13.57)
    Data processing                                    919           1,054            (135)       (12.81)
    Other operating expense                          1,601           1,274             327         25.67
 --------------------------------------------------------------------------------------------------------------
 Total noninterest expense                        $ 11,085         $ 9,889         $ 1,196         12.09%
 ==============================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for income taxes for fiscal 2006 and 2005 due to our operating losses. The company believes that it will generate future taxable income to assure utilization of a certain portion of the existing net operating losses.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         The following summarizes the company's contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of September 30, 2006 and the effect such obligations may have on liquidity and cash flow in future periods.

                                                     Less Than    Two-Three    Four-Five     After Five
                                         Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
FHLB Advances (1)                      $ 36,000     $  6,000      $     -     $ 30,000          $   -
Reverse repurchase agreements            18,574       18,574            -            -              -
Operating leases                          4,865        1,089        2,108        1,175            493
-----------------------------------------------------------------------------------------------------------
     Total obligations                 $ 59,439     $ 25,663      $ 2,108     $ 31,175          $ 493
===========================================================================================================

(1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.

OTHER COMMERCIAL COMMITMENTS
                                                     Less Than    Two-Three    Four-Five     After Five
                                         Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Certificates of deposit maturities (1) $ 127,939    $ 102,257     $ 21,264      $ 4,325        $ 93
Loan originations                         13,868       13,868            -            -           -
Unfunded lines of credit                 113,117      113,117            -            -           -
Standby letter of credit                      55           55            -            -           -
-----------------------------------------------------------------------------------------------------------
     Total                             $ 254,979    $ 229,297     $ 21,264      $ 4,325        $ 93
===========================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposit based on current market interest rates.

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

         One of the ways the bank monitors interest rate risk is through an analysis of the relationship between interest-earning assets and interest-bearing liabilities to measure the impact that future changes in interest rates will have on net interest income. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments.
                                       38

         The table below illustrates the maturities or repricing of the company's assets and liabilities, including noninterest-bearing sources of funds to specific periods, at September 30, 2006. Estimates and assumptions concerning allocating prepayment rates of major asset categories are based on information obtained from Farin and Associates on projected prepayment levels on mortgage-backed and related securities and decay rates on savings, NOW and money market accounts. The bank believes that such information is consistent with our current experience.

  -----------------------------------------------------------------------------------------------------------------------
                                                                                         Three
                                                      91 Days    181 Days    One Year   Years to     Five
                                          90 Days     to 180      to Dne     to Three     Five     Years or
  Maturing or Repricing Periods           or Less      Days       Year        Years       Years      More      Total
  -----------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Interest-earning assets
  Loans:
     Adjustable and balloon              $ 23,750    $  7,801   $  8,688    $ 10,535   $  6,088   $     13   $ 56,875
     Fixed-rate                             1,916         627      2,508       5,703      5,805     16,981     33,540
     Commercial business                   31,109       1,093        892       3,929      2,062      1,473     40,558
     Consumer                              61,896          84        151         402        184        153     62,870
  Investment securities                    58,496         160        288         817        460      5,966     66,187
  Mortgage-backed securities                8,838       7,643     13,331       1,610         11         11     31,444
  -----------------------------------------------------------------------------------------------------------------------
        Total                             186,005      17,408     25,858      22,996     14,610     24,597    291,474
  -----------------------------------------------------------------------------------------------------------------------
  Interest-bearing liabilities:
  Deposits:
     Savings accounts                       1,056         753        541         611        332        386      3,679
     NOW accounts                           3,335       2,572      2,530       2,817        861      2,463     14,578
     Money market accounts                 18,747      12,765      9,898       9,762      4,192      3,386     58,750
     Certificates of deposit               47,412      19,711     35,146      21,264      4,324         93    127,950
  Borrowings:
     FHLB advances                          5,000           -      6,000           -     25,000          -     36,000
     Other borrowings                      18,574           -          -           -          -      9,388     27,962
  -----------------------------------------------------------------------------------------------------------------------
        Total                              94,124      35,801     54,115      34,454     34,709     15,716   $268,919
  -----------------------------------------------------------------------------------------------------------------------
  GAP                                    $ 91,881    $(18,393)  $(28,257)   $(11,458)  $(20,099)  $  8,881   $ 22,555
  =======================================================================================================================
  Cumulative GAP                         $ 91,881    $ 73,488   $ 45,231    $ 33,773   $ 13,674   $ 22,555
  =========================================================================================================
  Ratio of Cumulative GAP
  to total interest earning assets          31.52%      25.21%     15.52%      11.59%      4.69%      7.74%
  =========================================================================================================

         As indicated in the interest rate sensitivity table, the 181 day to one year cumulative gap, representing the total net assets and liabilities that are projected to re-price over the next year, was asset sensitive in the amount of $45.2 million at September 30, 2006.

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

         Management uses two other analyses to manage interest rate risk: (1) an earnings-at-risk analysis to develop an estimate of the direction and magnitude of the change in net interest income if rates move up or down 300 basis points; and (2) a value-at-risk analysis to estimate the direction and magnitude of the change in net portfolio value if rates move up 300 basis points or down 200 basis points. Currently the bank uses a sensitivity of net interest income analysis prepared by Farin and Associates to measure earnings-at-risk and the OTS Interest Rate Risk Exposure Report to measure value-at-risk.

         The following table sets forth the earnings at risk analysis that measures the sensitivity of net interest income to changes in interest rates at September 30, 2006:

                                     Net Interest Income Sensitivity Analysis
                        ---------------------------------------------------------------------
                          Changes in Rate                     Basis Point        Percent
                             by Basis      Net Interest         Change         Change From
                              Point           Margin           From Base           Base
                        ----------------- ---------------   --------------- -----------------
                              +300             3.28%            0.03%             0.92%
                              +200             3.27%            0.02%             0.62%
                              +100             3.27%            0.02%             0.62%
                               +0              3.25%              -                -
                              -100             3.12%           (0.13)%           (4.00)%
                              -200             2.96%           (0.29)%           (8.92)%
                              -300             2.78%           (0.47)%          (14.46)%

         In a declining rate scenario the bank is not within the limits established by the board of directors. Management will monitor the situation over the next several quarters to determine if a change should be made in our position.

         The above table indicates that, based on an immediate and sustained 200 basis point increase in market interest rates, net interest margin, as measured as a percent of total assets, would increase by 2 basis points or 0.62% and, if interest rates decrease 200 basis points, net interest margin, as a percent of total assets, would decrease by 29 basis points or 8.92%.

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

         Presented below, as of September 30, 2006, is an analysis of our interest rate risk as measured by changes in net portfolio value for parallel shifts of up 300 and down 200 basis points in market interest rates:

                                                         Net Portfolio Value as a Percent of
                           Net Portfolio Value               the Present Value of Assets
                    ----------------------------------  --------------------------------------
Changes in Rates         Dollar          Percent            Net Portfolio         Change in
      (bp)               Change          Change              Value Ratio          NPV Ratio
----------------------------------------------------------------------------------------------
                         (Dollars in thousands)
         +300           $ (1,952)         (7.67)%               7.46%               (0.72)%
         +200               (908)         (3.57)                7.81                (0.37)
         +100               (355)         (1.40)                8.02                (0.16)
           +0                  -              -                 8.18                    -
         -100               (490)         (1.93)                8.07                (0.11)
         -200             (1,235)         (4.85)                7.89                (0.29)

         The decline in net portfolio value of $908,000 or 3.50% in the event of a 200 basis point increase in rates is a result of the current amount of adjustable rate loans and investments held by the bank as of September 30, 2006. The foregoing decrease in net portfolio value, in the event of an increase in interest rates of 200 basis points, currently exceeds the company's internal board guidelines.

         In addition to the strategies set forth above, in 2002, the bank began using derivative financial instruments, such as interest rate swaps, to help manage interest rate risk. The bank does not use derivative financial instruments for trading or speculative purposes. All derivative financial instruments are used in accordance with board-approved risk management policies.

         The bank enters into interest rate swap agreements principally to manage its exposure to the impact of rising short-term interest rates on its earnings and cash flows. Since short-term interest rates have stabilized the bank has unwound its interest rate swaps during fiscal 2006.

FINANCIAL CONDITION
2005 COMPARED TO 2004

         At September 30, 2005, the company had total assets of $339.5 million, a decrease of $93.6 million or 21.62% from the $433.2 million recorded at the close of the comparable period one-year ago. Investments and mortgage-backed securities at September 30, 2005, amounted to $115.8 million a decrease of $37.2 million or 24.32% from the $153.0 million held at September 30, 2004, as a result of prepayments of $59.9 million offset in part by purchases of $21.6 million. Loans receivable and loans held for sale at September 30, 2005, amounted to $204.4 million, a decrease of 18.85% from the $251.9 million held at September 30, 2004, primarily as a result of a $29.2 million decrease in the bank's single family loan portfolio, coupled with a $16.2 million decline in commercial and consumer loans outstanding. Those declines were due primarily to payoffs and lower than anticipated loan originations. Deposits amounted to $237.8 million at September 30, 2005, a decrease of $51.2 million from the $289.0 million held one year ago, and was primarily the result of the sale of three branches located in Washington, D.C., Winchester and Sterling, Virginia. Those sales accounted for approximately $41.1 million of the decline in deposits and was coupled with the $11.0 million decline in certificates of deposits of $100,000 or more, continuing the bank's approach to rely less and less on those types of deposit.

RESULTS OF OPERATIONS
2005 COMPARED TO 2004
DISCONTINUED MORTGAGE BANKING OPERATIONS

         In 2004, the bank entered into a management agreement with the manager of GAMC, its mortgage-banking subsidiary. Under the management agreement the manager was to reimburse operating expenses equal to approximately 100% of any operating loss in return for an increase in the manager's share of net earnings from 40% to 80%. Reflected in the discontinued mortgage banking operations for 2005 is a reduction in expense of $1.8 million provided by the manager of the mortgage company.

         Under the management agreement, if GAMC sustained losses in excess of the amount in the escrow, and the manager did not restore those losses within 15 days of demand, GAMC's recourse was to terminate the agreement. At June 30, 2005, the escrow had been depleted, the manager contributed an additional $108,000 to GAMC to make up the deficiency and the agreement was continued for three months.

         During the three months ended September 30, 2005, the losses at GAMC continued and reached approximately $993,000. Because the escrow account was depleted and the manager had not posted sufficient collateral to securitize the account receivable due from the manager, the bank's earnings were reduced by the $993,000 loss.

         As disclosed earlier, we applied discontinued operations accounting in the third quarter of 2006, as we completed the closing of the GAMC business. Accordingly, the income statements for all periods have been adjusted. The reclassification of GAMC's results to discontinued operations primarily resulted in a reduction to previously reported levels of net interest income, a reduction in noninterest income and a reduction in noninterest expense. The table below summarizes GAMC's results which were treated as discontinued operations for the periods indicated.

                                                          Year Ended September 30,
                                                   ------------------------------------
                                                     2005(Restated)    2004 (Restated)
---------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data
Interest income                                         $   478          $  877
Interest expense                                            347             385
---------------------------------------------------------------------------------------
Net interest income                                         131             492
Noninterest income                                        5,072           9,085
Noninterest expense                                       6,310           9,060
Provision for income taxes                                    -              89
---------------------------------------------------------------------------------------
Net income (loss)                                       $(1,107)         $  428
=======================================================================================
Earnings per share - basic                              $ (0.37)         $ 0.14
Earnings per share - diluted                              (0.37)           0.14

         NET INCOME. For the fiscal year ended September 30, 2005, the company had a net loss from continuing operations of $523,000 or $0.17 per diluted share compared to a loss from continuing operations of $3.9 million or $1.30 per diluted share for fiscal year 2004. The $3.4 million improvement in earnings over the comparable period one-year ago resulted from an increase in non-interest income of $2.6 million, a decrease of $481,000 in non-interest expense and was coupled with an increase in net interest income of $297,000. Those improvements in expenses and net interest income were offset in part by an increase in the provision for loan losses of $10,000. The increase in the provision for loan losses was due primarily to an increase in the required allowance for non-performing loans, notwithstanding a reduction in the required allowance for loans based on the structure of the bank's overall loan portfolio.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                              Years ended September 30,                Difference
                                            -------------------------------  -------------------------------
                                                2005             2004            Amount            %
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest income:
   Loans                                      $ 12,430         $ 12,629         $  (199)          (1.58)%
   Investments                                   4,528            5,456            (928)         (17.01)
------------------------------------------------------------------------------------------------------------
Total                                           16,958           18,085          (1,127)          (6.23)
------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                      6,337            5,751             586           10.19
   Borrowings                                    4,209            6,219          (2,010)         (32.32)
------------------------------------------------------------------------------------------------------------
Total                                           10,546           11,970          (1,424)         (11.90)
------------------------------------------------------------------------------------------------------------
Net interest income                           $  6,412         $  6,115         $   297            4.86%
============================================================================================================

         Our increase in net interest income for fiscal year 2005, resulted primarily from a 54 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.25% for fiscal year 2004 to 1.79% for fiscal year 2005, offset in part by a $129.8 million decrease in the bank's interest-earning assets. Contributing to the increase in the net interest margin was a $1.5 million reduction in interest expense resulting from payments made on certain interest rate swap and cap agreements compared to a charge of $2.1 million in the comparable period one year ago. The improvement in net interest margin also resulted from increasing the average yield on interest-earning assets by 47 basis points more than the increase in the average cost on average interest-bearing liabilities, but that increase was partially offset by a decrease in the amount the bank's average interest-earning assets exceeded the decrease in average interest-bearing liabilities by $335,000.

         INTEREST INCOME. Interest income for the fiscal year ended September 30, 2005 decreased $1.1 million compared to fiscal year 2004, primarily as a result of a decrease in the average outstanding balances of loans and investment securities. That decrease was partially offset by a 102 basis point increase of in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $1.4 million decrease in interest expense for fiscal year 2005 compared to the 2004 period was principally the result of a $129.4 million decrease in average deposits and borrowed funds. The decrease was partially offset by a 55 basis point increase in the cost of funds on average deposits and borrowed funds. The increase in interest expense on deposits was primarily due to a 49 basis point increase in rates paid on certificates of deposit, savings and NOW and money market accounts. That increase was partially offset by a decrease of $30.1 million, in certificates, savings and NOW and money market accounts from $275.6 million for fiscal 2004 to $245.5 million for fiscal 2005. The increase in rates was primarily due to market rates moving rates higher on interest-bearing demand deposits, savings accounts and certificates and the pricing on new and renewed time deposits.

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

                                                             Year Ended September 30,
                         -----------------------------------------------------------------------------------------------
                                   2005 restated                   2004 restated                    2003 restated
                         -----------------------------------------------------------------------------------------------
                                     Interest  Average               Interest   Average                Interest  Average
                          Average    Income/   Yield/     Average    Income/    Yield/     Average     Income/   Yield/
                          Balance    Expense   Rate       Balance    Expense     Rate      Balance     Expense    Rate
                         ---------  --------- -------    ---------  --------    ------    ---------   ---------  -------
  (Dollars in Thousands)
  Interest-earning assets:
     Real estate loans   $ 98,217   $ 6,379     6.49%    $138,655   $ 7,705     5.56%     $155,082    $ 8,568     5.52%
     Consumer loans        71,817     3,748     5.22       68,268     2,566     3.76        63,548      2,539     4.00
     Commercial business
       loans               40,118     2,303     5.74       46,849     2,358     5.03        32,756      1,636     4.99
                         ---------  --------- -------    ---------  --------   ------     ---------   ---------  ------
        Total loans       210,152    12,430     5.91      253,772    12,629     4.98       251,386     12,743     5.07
  Investment securities    70,633     2,414     3.42      123,198     3,077     2.50       161,161      4,899     3.04
  Mortgage-backed
     securities            77,424     2,114     2.73      111,016     2,379     2.14        51,046      1,719     3.37
                         ---------  --------- -------    ---------  --------   ------     ---------   ---------  ------
        Total interest-
        earning assets    358,209    16,958     4.73      487,986    18,085     3.71       463,593     19,361     4.18
                                    --------- -------               --------   ------                 ---------  ------
  Non-earning assets       12,520                          16,053                           14,289
                         ---------                       ---------                        ---------
    Total assets         $370,729                        $504,039                         $477,882
                         =========                       =========                        =========

  Liabilities and
  Stockholders' Equity:
  Interest-bearing
  liabilities:
     Savings accounts    $ 10,202        94     0.92     $ 11,978       113     0.94      $  9,686        122     1.26
     Now and money
      market accounts      64,723     1,197     1.85       77,981       852     1.09        76,744      1,050     1.37
     Certificates of
      deposit             170,593     5,046     2.96      185,677     4,786     2.58       193,039      5,501     2.85
                         ---------  --------- -------    ---------  --------   ------     ---------   ---------  ------
        Total deposits    245,518     6,337     2.58      275,636     5,751     2.09       279,469      6,673     2.39
     FHLB advances         44,422     1,985     4.47      116,155     2,779     2.39       102,868      2,657     2.58
     Other borrowings      51,388     2,224     4.33       78,979     3,440     4.36        60,037      2,947     4.91
                         ---------  --------- -------    ---------  --------   ------     ---------   ---------  ------
    Total interest-
     bearing liabilities  341,328    10,546     3.09      470,770    11,970     2.54       442,374     12,277     2.78
                                    --------- -------               --------   ------                ---------  -------
  Noninterest-bearing
     liabilities:
  Noninterest-bearing
     demand deposits       14,138                          15,243                           17,130
  Other liabilities         1,433                           2,790                            3,246
                         ---------                       ---------                        ---------
    Total liabilities     356,899                         488,803                          462,750
  Stockholders' equity     13,830                          15,236                           15,132
                         ---------                       ---------                        ---------
    Total liabilities
     and stockholders'
     equity              $370,729                        $504,039                         $477,882
                         =========                       =========                        =========
  Net interest income               $ 6,412                         $ 6,115                           $ 7,084
                                    =========                       ========                          ========
  Interest rate spread                          1.64%                           1.17%                             1.40%
                                               ======                          =======                          =======
  Net interest margin                           1.79%                           1.25%                             1.53%
                                               ======                          =======                          =======

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

                                     Year Ended September 30, 2005          Year Ended September 30, 2004
                                           Compared to Year                       Compared to Year
                                       Ended September 30, 2004              Ended September 30, 2003
                                     Change Attributable to (restated)   Change Attributable to (restated)
                                    --------------------------------------------------------------------------
                                       Volume       Rate      Total      Volume        Rate        Total
--------------------------------------------------------------------------------------------------------------
(In Thousands)
Real estate loans                   $ (2,247)    $   921    $ (1,326)    $  (908)   $    45     $   (863)
Consumer loans                           133       1,049       1,182         189       (162)          27
Commercial business loans               (339)        284         (55)        704         18          722
------------------------------------------------------------------------------------------------------------
      Total loans                     (2,453)      2,254        (199)        (15)       (99)        (114)
Investments                           (1,313)        650        (663)     (1,154)      (668)      (1,822)
Mortgage-backed securities              (720)        455        (265)      2,020     (1,360)         660
------------------------------------------------------------------------------------------------------------
Total interest-earning assets       $ (4,486)    $ 3,359    $ (1,127)    $   851    $(2,127)    $ (1,276)
============================================================================================================

Savings accounts                    $    (17)    $    (2)   $    (19)    $    29    $   (38)    $     (9)
Now and money market accounts           (145)        490         345          17       (215)        (198)
Certificates of deposit                 (389)        649         260        (210)      (505)        (715)
------------------------------------------------------------------------------------------------------------
  Total deposits                        (551)      1,137         586        (164)      (758)        (922)
FHLB advances                         (1,716)        922        (794)        343       (221)         122
Other borrowings                      (1,202)        (14)     (1,216)        930       (437)         493
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities  $ (3,469)    $ 2,045    $ (1,424)    $ 1,109    $(1,416)    $   (307)
============================================================================================================
Change in net interest income       $ (1,017)    $ 1,314    $    297     $  (258)   $  (711)    $   (969)
============================================================================================================

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

         NON-INTEREST INCOME. Non-interest income increased $2.6 million during fiscal 2005 over fiscal 2004. That increase was primarily the result of increases of $1.1 million in gains on derivatives, $980,000 in other operating income and $597,000 in gains on sale of investments and an increase of $68,000 in service fee income on loans. That increase was partially offset by a decrease of $203,000 in service fee income on deposits. The increase in other operating income reflects the gain of $945,000 recognized from the sale of the bank's Washington D.C., Winchester and Sterling, Virginia, branches.

         The following table presents a comparison of the components of non-interest income.

                                                Years Ended September 30,                 Difference
                                             -------------------------------- ------------------------------------
                                                  2005             2004           Amount               %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest income:
   Gain on sale of loans                       $      53           $ (68)           $ 121            177.94%
   Service fees on loans                             182              114              68            59.65
   Service fees on deposits                          552              755            (203)         (26.89)
   Gain (loss) on sale of investment                 539              (58)            597         1,029.31
securities
   Gain (loss) on derivatives                        836             (227)          1,063           468.28
   Other operating income                          1,011               31             980         3,161.29
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                   $ 3,173            $ 547          $ 2,626           480.07%
==================================================================================================================

         NON-INTEREST EXPENSE. Noninterest expense for fiscal 2005 amounted to $9.9 million, a decrease of $481,000 or 4.64% from the $10.4 million incurred in fiscal 2004. The decrease was primarily attributable to a decrease in compensation, occupancy, furniture fixtures and equipment and data processing. Those decreases were offset by increases in professional services, advertising, deposit insurance premium and other operating expenses

         The following table presents a comparison of the components of noninterest expense.

                                                 Years Ended September 30,                Difference
                                               ------------------------------   -------------------------------
                                                   2005            2004             Amount             %
 --------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
 Noninterest expense:
    Compensation and employee benefits             $ 4,213        $  4,306         $   (93)          (2.16)%
    Occupancy                                        1,337           1,759            (422)         (23.99)
    Professional services                              969             717             252           35.15
    Advertising                                        301             244              57           23.36
    Deposit insurance premium                          100              44              56          127.27
    Furniture, fixtures and equipment                  641             818            (177)         (21.64)
    Data processing                                  1,054           1,306            (252)         (19.30)
    Other operating expense                          1,274           1,176              98            8.33
 --------------------------------------------------------------------------------------------------------------
 Total noninterest expense                         $ 9,889        $ 10,370         $  (481)          (4.64)%
 ==============================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. The company believes that it will generate future taxable income to assure utilization of a portion of the existing net operating losses.

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

         The bank's most liquid assets are cash and cash equivalents, interest bearing deposits and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $95.3 million, or 31.21% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial business and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the year ended September 30, 2006, the bank's loan originations and purchases totaled $104.2 million. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related securities and other investment securities totaled $7.7 million for the year ended September 30, 2006.

         The bank has other sources of liquidity if a need for additional funds arises. At September 30, 2006, the bank had $36.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $20.2 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At September 30, 2006, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $127.0 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 2006, totaled $102.3 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

         CAPITAL RESOURCES. At September 30, 2006, the bank exceeded minimum regulatory capital requirements with a tangible capital level of $16.7 million, or 5.51% of total adjusted assets, which exceeds the required level of $4.6 million, or 1.50%; core capital of $16.7 million, or 5.51% of total adjusted assets, which exceeds the required level of $12.2 million, or 4.00%; and risk-based capital of $17.6 million, or 9.11% of risk-weighted assets, which exceeds the required level of $15.5 million, or 8.00%.

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

         On December 19, 2006, the Company issued a news release announcing that the first quarter distribution of Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, will be deferred.

         The announcement by the Company follows advice received by Greater Atlantic Bank from the Office of Thrift Supervision that it would not approve Greater Atlantic Bank's application to pay a cash dividend to the Company.

         Accordingly, the Company exercised its right to defer the payment of interest on its 6.50% Convertible Junior Subordinated Debentures Due 2031 related to the Trust Preferred Securities, for an indefinite period (which can be no longer than 20 consecutive quarterly periods).

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Please refer to the index on page 59 for the Consolidated Financial Statements of Greater Atlantic Financial Corp. and subsidiaries, together with the report thereon by BDO Seidman, LLP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Registrant's accountants on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

         Pursuant to an investigation being conducted under the supervision of the company's Audit Committee, management discovered a $2.1 million difference in an inter-company account between the company and its subsidiary, GAMC. The company discovered the un-reconciled inter-company account at GAMC during its review of the closing entries to the accounts of GAMC in connection with the preparation of the company's consolidated financial statements for the quarterly period ended June 30, 2006. The investigation resulted in a determination that the warehouse payable account maintained at GAMC had not been properly reconciled.

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

         In connection with this Form 10-K, the company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the company's disclosure controls and procedures as currently in effect, including the changes discussed above, and such officers have concluded that, as of this date, the company's disclosure controls and procedures are effective.

         Management of the company is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the company's assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Other than those described above, there were no significant changes in the company's internal control over financial reporting during the company's quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

         During the quarter ended September 30, 2006, the company filed a Current Report on Form 8-K for all information required to be disclosed in a report on Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

         The following table sets forth information regarding the board of directors of the company. Each of the directors of the company is also a director of the bank.

                                                                                                      Director      Term
             Name                    Age               Position(s) Held With the Company               Since       Expires
 ------------------------------    --------    --------------------------------------------------    ----------    ---------
 Carroll E. Amos                     59        Director, President and Chief Executive Officer         1997          2008
 Sidney M. Bresler                   52        Director                                                2003          2007
 Charles W. Calomiris                49        Director, Chairman of the Board of Directors            2001          2008
 Paul J. Cinquegrana                 65        Director                                                1997          2009
 Jeffrey M. Gitelman                 62        Director                                                1997          2007
 Jeffrey W. Ochsman                  54        Director                                                1999          2009
 James B. Vito                       81        Director                                                1998          2008

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth information regarding the executive officers of the company and the bank who are not also directors.

             Name                  Age                               Position(s) Held With the Company
 -----------------------------    -------    ----------------------------------------------------------------------------------
 Edward C. Allen                    58       Senior Vice President and Chief Operating Officer of the Bank and Corporate
                                             Secretary of the Company and the Bank

 Justin R. Golden                   56       Senior Vice President, Consumer Lending, of the Bank

 Gary L. Hobert                     57       Senior Vice President, Commercial Business Lending, of the Bank

 Robert W. Neff                     59       Senior Vice President, Commercial Real Estate Lending, of the Bank

 David E. Ritter                    56       Senior Vice President and Chief Financial Officer of the Company and the Bank

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

         Sidney M. Bresler is Chief Executive Officer of Bresler & Reiner Inc., engaged in residential land development and construction and rental property ownership and management.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the company believes that all filing requirements applicable to its executive officers and directors were met during fiscal 2006.

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

ITEM 11.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth the cash compensation paid by the company for services rendered in all capacities during the fiscal years ended September 30, 2006, 2005 and 2004, to the Chief Executive Officer, and for each of the other executive officers of the company who received salary and bonus in excess of $100,000 (collectively, the "Named Executive Officers").

                                                                                             Long-Term
                                                                         Annual         Compensation Awards
                                                                      Compensation            Issued
                                                                    ---------------    ----------------------
                                                                                       Restricted  Securities
                                          Fiscal                                         Stock     Underlying  All Other
    Name and Principal Position            Year   Salary     Bonus Compensation   Other  Awards    Options    Compensation
    ---------------------------           ------ --------    ----- ------------   -----  ------    -------    ------------
    Carroll E. Amos,                       2006  $182,000     $ -   $182,000       $ -      -          -           -
      President and Chief                  2005  $182,000     $ -   $182,000       $ -      -          -           -
      Executive Officer                    2004  $182,000     $ -   $182,000       $ -      -        10,000        -

    Edward C. Allen                        2006  $115,000     $ -   $115,000       $ -      -          -           -
      Senior Vice President, Chief         2005  $103,800     $ -   $103,800       $ -      -          -           -
       Operating Officer and               2004  $100,300     $ -   $100,300       $ -      -         3,000        -
       Secretary

    David E. Ritter                        2006  $108,000     $ -   $108,000       $ -      -          -           -
      Senior Vice President and
      Chief Financial Officer

         For 2006, 2005 and 2004, there were no (a) perquisites over the lesser of $50,000 or 10% of the Chief Executive Officer's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.

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

         Under the Employment Agreement, if involuntary termination or voluntary termination follows a change in control of the bank or the company, Mr. Amos or, in the event of his death, his beneficiary, would receive a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of stock-based incentives previously awarded to Mr. Amos; or (ii) two times the average of the three preceding taxable years' annual compensation. The bank would also continue Mr. Amos's life, health, and disability coverage for thirty-six months. In the event of a change in control of the bank, the total amount of payment due under the Employment Agreement, based solely on the base salary paid to Mr. Amos, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $364,000.

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

         There were no options granted to the Chief Executive Officer in fiscal year 2006.

         The following table provides information regarding Messrs. Amos, Allen and Ritter's unexercised stock options as of September 30, 2006. Messrs. Amos, Allen and Ritter did not exercise any stock options and were not granted any stock options during the fiscal year ended September 30, 2006.

                                                                         Fiscal Year-End Options/SAR Values
                                                            --------------------------------------------------------------
                                                               Number of Securities
                                                              Underlying Unexercised
                                                              Options at Fiscal Year          Value of Unexercised
                                  Shares          Value              End (#)             In-the-Money Options at Fiscal
                                Acquired on     Realized           Exercisable/                   Year End ($)
                Name           Exercise (#)        ($)            Unexercisable             Exercisable/Unexercisable
         -------------------- ---------------- ------------ --------------------------- ----------------------------------
           Carroll E. Amos           0              0               75,000 / 0                       $8,059
           Edward C. Allen           0              0               18,000 / 0                       $8,370
           David E. Ritter           0              0               18,000 / 0                       $7,440

         (1) Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money options on September 29, 2006 (the last trading day in 2006) less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

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

         The following table sets forth information regarding persons known to be beneficial owners of more than five percent of the company's outstanding Common Stock as of December 31, 2006.

                                                                 Amount and Nature of
                                   Name and Address                   Beneficial               Percent
     Title of Class               of Beneficial Owner                  Ownership               of Class
------------------------------------------------------------------------------------------------------------
      Common Stock        Charles W. Calomiris
                          251 Fox Meadow Road
                          Scarsdale, New York 10583              176,807 shares(1)(2)          5.85%

      Common Stock        Robert I. Schattner, DDS
                          121 Congressional Lane
                          Rockville, MD 20852                    432,328 shares(1)(3)         14.21%

      Common Stock        The Ochsman Children Trust
                          1650 Tysons Boulevard
                          McLean, VA 22102                       238,597 shares(1)(4)          7.90%

      Common Stock        George W. Calomiris
                          4848 Upton Street, N.W.                  199,715 shares(5)           6.41%
                          Washington, DC  20016

      Common Stock        Jenifer Calomiris
                          4919 Upton Street, N.W.                  190,438 shares(6)           6.12%
                          Washington, D.C. 20016

      Common Stock        Katherine Calomiris Tompros
                          5100 Van Ness Street, N.W.               190,638 shares(7)           6.13%
                          Washington, D.C. 20016

----------------------
(1) Does not include presently exercisable warrants to purchase 9,166, 20,000 and 13,334 shares held, respectively, by Charles W. Calomiris, Dr. Schattner, and The Ochsman Children Trust under the Greater Atlantic Financial Corp. 1997 Stock Option Plan, or shares of preferred securities presently convertible into 114,841, 330,099 and 69,545 shares of common stock held, respectively, by Charles W. Calomiris Dr. Schattner and the Ochsman Children Trust.
(2)    The information furnished is derived from a Schedule 13D filed by Charles
       W. Calomiris on July 25, 2003, and a Form 4 filed on July 24, 2003.
(3) The information furnished is derived from a Schedule 13D and a Form 4 filed by Robert I Schattner filed on September 6, 2005.
(4) The information furnished is derived from a Schedule 13D filed by The Ochsman Children Trust on April 9, 2002.
(5) Includes presently exercisable warrants to purchase 9,167 shares and shares of preferred securities presently convertible into 85,754 shares of common stock held by George W. Calomiris. The information furnished is derived from a Schedule 13D filed by George Calomiris on December 7, 2004.
(6) Includes presently exercisable warrants to purchase 9,167 shares and shares of preferred securities presently convertible into 79,747 shares of common stock held by Jenifer Calomiris. The information furnished is derived from a Schedule 13D filed by Jenifer Calomiris on March 21, 2003.
(7) Includes presently exercisable warrants to purchase 9,167 shares and shares of preferred securities presently convertible into 79,747 shares of common stock held by Katherine Calomiris Tompros. The information furnished is derived from a Schedule 13D filed by Katherine Calomiris Tompros on March 21, 2003.

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of December 31, 2006, the names of the directors, and executive officers of the company as well as their ages; a brief description of their recent business experience, including present occupations and employment; certain directorships held by each; the year in which each became a director of the company and the year in which his term as director of the company expires. This table also sets forth the amount of Common Stock and the percent thereof beneficially owned as of the December 31, 2006 by each director and all directors and executive officers as a group as of the December 31, 2006.

                                                                       Expiration        Shares of
Name and Principal                                                        of            Common Stock       Ownership as of
Occupation at Present                                     Director      Term as          Beneficial          Percent of
and for Past Five Years                           Age     Since (1)     Director          Owned(1)              Class
----------------------------------------------- ------- ------------  ------------    -----------------   --------------------
   Charles W. Calomiris, Chairman of the          49       2001          2008         176,807(2)(3)               5.85%
   Board of the Company, is the Henry Kaufman
   Professor of Finance and Economics at the
   Columbia University Graduate School of
   Business.

   Carroll E. Amos, President and Chief           59       1997          2008           44,060(4)                 1.46%
   Executive Officer of the company, is a
   private investor who until 1996 served
   as President and Chief Executive Officer of
   1st Washington Bancorp and Washington
   Federal Savings Bank.

   James B. Vito is Managing General              81       1998          2008           79,042(2)                 2.62%
   Partner, James Properties, engaged in the
   sale and management of property.

   Paul J. Cinquegrana is a Principal of          65       1997          2006           52,134(2)                 1.73%
   Washington Securities Corporation, stock
   and bond brokerage firm.

   Jeffrey W. Ochsman is an attorney and          54       1999          2006              500                     *
   partner of the law firm of Friedlander,
   Misler, Sloan, Kletzkin & Ochsman, PLLC.

   Jeffrey M. Gitelman, D.D.S., is an Oral        62       1997          2007           84,913(2)                 2.81%
   Surgeon and the owner of Jeffrey M.
   Gitelman - D.D.S., P.C.

   Sidney M. Bresler is a Director, Chief         52       2003          2007              500                     *
   Executive Officer and Chief Operating
   Officer of Bresler & Reiner, Inc. engaged
   in residential land development and
   construction and rental property ownership
   and management.

                                                                           Shares of
 Name and Principal                                                       Common Stock
 Occupation at Present                                                   Beneficially          Ownership as A
 and for Past Five Years                                     Age            Owned(1)           Percent of Class
 --------------------------------------------------------- -------   ----------------------  --------------------
 EXECUTIVE OFFICERS
 WHO ARE NOT DIRECTORS

    Edward C. Allen joined the bank as Chief Financial        58            550(4)                     *
    Officer and became Chief Operating Officer in 1997.

    David E. Ritter joined the bank and the company as a      56            300(4)                     *
    Senior Vice President and Chief Financial Officer in
    1998.

 All directors and executive officers as a group (eight                    438,806                  14.53%
 persons)(3)

(1) Each person effectively exercises sole voting or dispositive power as to shares reported.
(2) Does not include presently exercisable warrants to purchase 9,166, 3,334, 3,334, and 2,000 shares, respectively, held by Messrs. Calomiris, Gitelman, Cinquegrana, and Vito under the Greater Atlantic Financial Corp. 1997 Stock Option Plan, or shares of preferred securities presently convertible into 114,841, 34,970, 37,797, 17,387, and 6,431 shares of common stock held, respectively, by Messrs. Calomiris, Vito, Cinquegrana, Gitelman and Amos.
(3) Includes 128,727 shares held directly, 10,000 shares held by his spouse and 38,080 shares held as custodian for minor children.
(4) Does not include presently exercisable options to purchase 75,000 shares granted to Mr. Amos or 18,000 granted to Mr. Allen and Mr. Ritter under the Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan.
o    Does not exceed 1.0% of the company's Common Stock.

           The following table summarizes share and exercise price information about the company's equity compensation plans as of September 30, 2006.

                                                                                                      Number of securities
                                                                                                     remaining available for
                                    Number of securities to be                                    future issuance under equity
                                     issued upon exercise of        Weighted-average exercise          compensation plans
                                  outstanding options, warrants   price of outstanding options,       (excluding securities
         Plan category                      and rights                 warrants and rights          reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders:

1997 Stock Option and Warrant
Plan                                         431,171                          $6.94                          83,500

Equity compensation plans not
approved by security holders                   N/A                             N/A                             N/A
-----------------------------------------------------------------------------------------------------------------------------
Total                                        431,171                          $6.94                          83,500
=============================================================================================================================

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

         The bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The bank's policy provides that all loans made by the bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of September 30, 2006, one of the bank's directors had loans with the bank which had outstanding balances totaling $164,000. Such loans were made by the bank in the ordinary course of business, with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         BDO Seidman, LLP billed the company aggregate fees of $249,000 and $185,705 for professional services rendered for the audit of the company's annual consolidated financial statements and for the reviews of the condensed consolidated financial statements included in the company's Forms 10-Q for the fiscal year ended September 30, 2006 and 2005, respectively. Before the company or any subsidiary engages an accountant, the company's audit committee approves the engagement.

AUDIT-RELATED FEES

         BDO Seidman, LLP did not provide any such services to the company for the fiscal year ended September 30, 2006 or 2005.

TAX FEES

         BDO Seidman billed the company $35,600 and $19,850 for tax services for the fiscal year ended September 30, 2006 and 2005, respectively. Tax fees represented 14.30% of the fees paid to BDO Seidman, LLP in fiscal year 2006 and 9.66% in fiscal year 2005.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     1.   FINANCIAL STATEMENTS
             See Index to Consolidated Financial Statements on page 59

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

                                           GREATER ATLANTIC FINANCIAL CORP.

                                           By: /s/ Carroll E. Amos
                                               -------------------------------
                                               Carroll E. Amos
                                               Chief Executive Officer,
                                                President and Director

                                               Dated: February 1, 2007

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons of the registrant and in the capacities and on the dates indicated.

  Name                                      Title                                     Date
  ----                                      -----                                     ----
  /s/ Charles W. Calomiris
  ------------------------
  Charles W. Calomiris                      Chairman of the Board                     February 1, 2007


  /s/ Carroll E. Amos                       Chief Executive Officer,
  -------------------                       and President and Director                February 1, 2007
  Carroll E. Amos


  /s/ Sidney M. Bresler
  ---------------------
  Sidney M. Bresler                         Director                                  February 1, 2007


  /s/ Paul J. Cinquegrana
  -----------------------
  Paul J. Cinquegrana                       Director                                  February 1, 2007


  /s/ Jeffrey M. Gitelman
  -----------------------
  Jeffrey M. Gitelman                       Director                                  February 1, 2007


  /s/ Jeffrey W. Ochsman
  ----------------------
  Jeffrey W. Ochsman                        Director                                  February 1, 2007


  /s/ James B. Vito
  -----------------
  James B. Vito                             Director                                  February 1, 2007


  /s/ David E. Ritter                       Senior Vice President and
  -------------------                       Chief Financial Officer                   February 1, 2007
  David E. Ritter

                                               58


                                      CONSOLIDATED FINANCIAL STATEMENTS OF
                                        GREATER ATLANTIC FINANCIAL CORP.


                                                      INDEX

                                                                                                                      Page
                                                                                                                      ----
Report of Independent Registered Public Accounting Firm                                                                60

Consolidated Statements of Financial Condition as of September 30, 2006 and 2005 (restated)                            61

Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005 (restated) and 2004 (restated)      62

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
September 30, 2006, 2005 (restated) and 2004 (restated)                                                                63

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2006, 2005 (restated) and 2004
(restated)                                                                                                             63

Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 (restated) and 2004 (restated)      64

Notes to Consolidated Financial Statements                                                                             66


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Greater Atlantic Financial Corp.
Reston, Virginia



We have audited the accompanying consolidated statements of financial condition of Greater Atlantic Financial Corp. and Subsidiaries as of September 30, 2006 and 2005 (restated), and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006 (2005 and 2004 restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Atlantic Financial Corp. and Subsidiaries at September 30, 2006 and 2005 (restated) and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 (2005 and 2004 restated) in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the Company restated its consolidated Statement of Financial Condition as of September 30, 2005 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended September 30, 2005.


/s/ BDO Seidman, LLP
--------------------
Richmond, Virginia
January 30, 2007


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                               September 30,
                                                                                     ---------------------------------
                                                                                          2006              2005
----------------------------------------------------------------------------------------------------------------------
                                                                                                         (Restated)
(Dollars in Thousands)
Assets
Cash and cash equivalents                                                                  $   2,516        $   2,291
Interest bearing deposits                                                                     17,288            2,418
Investment securities
   Available-for-sale                                                                         75,461          107,829
   Held-to-maturity                                                                            4,696            7,969
Loans held for sale                                                                                -            9,517
Loans receivable, net                                                                        193,307          194,920
Accrued interest and dividends receivable                                                      2,073            1,746
Deferred income taxes                                                                          1,928            1,974
Federal Home Loan Bank stock, at cost                                                          2,388            2,503
Other real estate owned                                                                            -              232
Premises and equipment, net                                                                    2,764            4,198
Goodwill                                                                                         956              956
Prepaid expenses and other assets                                                              1,842            2,989
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                               $ 305,219        $ 339,542
======================================================================================================================
Liabilities and stockholders' equity
Liabilities
Deposits                                                                                   $ 230,174        $ 237,794
Advance payments from borrowers for taxes and insurance                                          270              268
Accrued expenses and other liabilities                                                         1,963            1,248
Advances from the FHLB and other borrowings                                                   54,574           76,479
Junior subordinated debt securities                                                            9,388            9,378
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                            296,369          325,167
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Preferred stock $.01 par value - 2,500,000 shares authorized, none outstanding                  -                -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,020,934 shares outstanding                                            30               30
   Additional paid-in capital                                                                 25,228           25,228
   Accumulated deficit                                                                      (15,359)          (9,788)
   Accumulated other comprehensive loss                                                      (1,049)          (1,095)
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     8,850           14,375
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                 $ 305,219        $ 339,542
======================================================================================================================

See accompanying notes to consolidated financial statements.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended September 30,
                                                                         -------------------------------------------------
                                                                               2006            2005            2004
--------------------------------------------------------------------------------------------------------------------------
                                                                                            (Restated)      (Restated)
(Dollars in Thousands, Except Per Share Data)
Interest income
  Loans                                                                      $   13,866     $   12,430       $   12,629
  Investments                                                                     4,928          4,528            5,456
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                                            18,794         16,958           18,085
--------------------------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                                        7,709          6,337            5,751
  Borrowed money                                                                  3,596          4,209            6,219
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           11,305         10,546           11,970
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                               7,489          6,412            6,115
Provision for loan losses                                                           126            219              209
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                               7,363          6,193            5,906
--------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                                          610            734              869
  Gain (loss) on sale of loans                                                        -             53              (68)
  Gain (loss)on sale of investment securities                                         -            539              (58)
  Gain (loss) on derivatives                                                        (66)           836             (227)
  Gain on sale of real estate owned                                                  65              -                -
  Other operating income                                                             30          1,011               31
--------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                            639          3,173              547
--------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                              4,718          4,213            4,306
  Occupancy                                                                       1,337          1,337            1,759
  Professional services                                                           1,227            969              717
  Advertising                                                                       628            301              244
  Deposit insurance premium                                                         101            100               44
  Furniture, fixtures and equipment                                                 554            641              818
  Data processing                                                                   919          1,054            1,306
  Other operating expenses                                                        1,601          1,274            1,176
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                        11,085          9,889           10,370
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                     (3,083)          (523)          (3,917)
Provision for income taxes                                                            -              -                -
--------------------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations                                      (3,083)          (523)          (3,917)
Discontinued operations:
   Income (loss) from operations                                                 (2,488)        (1,107)             428
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $   (5,571)    $   (1,630)      $   (3,489)
==========================================================================================================================
Earnings (loss) per common share BASIC AND DILUTED:
   Continuing operations                                                     $    (1.02)    $    (0.17)      $    (1.30)
   Discontinued operations                                                        (0.82)         (0.37)            0.14
--------------------------------------------------------------------------------------------------------------------------
                                                                             $    (1.84)    $    (0.54)      $    (1.16)
--------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
Basic and diluted                                                             3,020,934       3,015,509       3,012,434

See accompanying notes to consolidated financial statements.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                   Year Ended September 30,
                                                         ---------------------------------------------
                                                             2006           2005            2004
 -----------------------------------------------------------------------------------------------------
 (In Thousands)                                                         (Restated)      (Restated)
 Net (loss) income                                          $ (5,571)      $ (1,630)       $ (3,489)
 -----------------------------------------------------------------------------------------------------
 Other comprehensive (loss) income, net of tax:
    Unrealized (loss) income on securities                        46            (16)         (1,008)
 -----------------------------------------------------------------------------------------------------
 Other comprehensive (loss) income                                46            (16)         (1,008)
 -----------------------------------------------------------------------------------------------------
 Comprehensive (loss) income                                $ (5,525)      $ (1,646)       $ (4,497)
 =====================================================================================================

 See accompanying notes to consolidated financial statements

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 -----------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                            Additional   Accumulated       Other           Total
                                     Preferred    Common     Paid-in      Earnings     Comprehensive    Stockholders'
                                       Stock      Stock      Capital      (Deficit)    Income (Loss)       Equity
 -----------------------------------------------------------------------------------------------------------------------
 (In Thousands)
 Balance at September 30, 2003 (as
 restated)                              $  -        $ 30   $ 25,152        $ (4,669)       $   (71)         $ 20,442

 Other comprehensive loss                  -           -          -               -         (1,008)           (1,008)

 Net loss for the period                   -           -          -          (3,489)             -            (3,489)
 -----------------------------------------------------------------------------------------------------------------------
 Balance at September 30, 2004 (as
 restated)                                 -          30     25,152          (8,158)        (1,079)           15,945

 Options exercised                         -           -         76               -              -                76

 Other comprehensive loss                  -           -          -               -            (16)              (16)

 Net loss for the period                   -           -          -          (1,630)             -            (1,630)
 -----------------------------------------------------------------------------------------------------------------------
 Balance at  September  30, 2005 (as
 restated)                                 -          30     25,228          (9,788)        (1,095)           14,375

 Other comprehensive income                -           -          -               -             46                46

 Net loss for the period                   -           -          -          (5,571)             -            (5,571)
 -----------------------------------------------------------------------------------------------------------------------

 Balance at September 30, 2006          $  -        $ 30   $ 25,228        $(15,359)       $(1,049)         $  8,850
 =======================================================================================================================

See accompanying notes to consolidated financial statements


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended September 30,
                                                                               ----------------------------------------------------
                                                                                      2006              2005            2004
                                                                                                     (Restated)      (Restated)
  ---------------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Cash flow from operating activities
  Net income (loss)                                                                 $  (5,571)       $  (1,630)       $ (3,489)
  Adjustments to reconcile net income (loss) to net cash
     Provided (used) by operating activities
    Provision for loan losses                                                             126              219             209
    Amortization of loan acquisition adjustment                                           (50)             (27)            (27)
    Depreciation and amortization                                                         658              930             986
    (Gain) loss on disposal of fixed assets                                               (26)              91               -
    Option compensation                                                                     -               42               -
    Realized loss (gain) on trading securities                                              -                -             135
    Realized gain on sale of investment securities                                          -                -            (77)
    Realized gain on sale of mortgaged-backed securities                                    -             (539)              -
    Loss (gain) on derivatives                                                             66             (836)            227
    Amortization of investment security premiums                                          753              853           1,573
    Amortization of mortgage-backed security premiums                                     662              937           1,453
    Amortization of deferred fees                                                        (496)            (635)           (563)
    Discount accretion net of premium amortization                                       (277)            (361)            628
    Amortization of convertible preferred stock costs                                       9                9               9
    (Gain) loss on sale of foreclosed real estate                                         (65)               -               -
    Gain on sale of loans held for sale                                                (1,522)          (4,720)         (9,191)
  (Increase) decrease in assets
    Disbursements for origination of loans                                            (91,477)        (276,038)       (402,988)
    Proceeds from sales of loans                                                      102,518          276,770         413,204
    Accrued interest and dividend receivable                                             (327)             193             359
    Prepaid expenses and other assets                                                   1,156              360            (261)
    Deferred loan fees collected, net of deferred costs incurred                          431              172             436
  Increase (decrease) in liabilities
    Accrued expenses and other liabilities                                                649             (451)         (3,382)
  ---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used) in operating activities                               $   7,217        $  (4,661)       $   (759)
  =================================================================================================================================

(Continued)


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                                                                           Year Ended September 30,
                                                                                     --------------------------------------
                                                                                         2006        2005         2004
                                                                                                  (Restated)   (Restated)
  -------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Cash flow from investing activities
    Net decrease (increase) in loans                                                    $  1,879    $ 51,867    $ (4,817)
    Disposal (purchases) of premises and equipment                                           792       2,055        (312)
    Proceeds from sales of foreclosed real estate                                            297           -           -
    Purchases of investment securities                                                    (7,707)    (21,684)    (25,748)
    Proceeds from sale of investment securities                                                -           -      67,843
    Proceeds from repayments of investment securities                                     16,827      22,374      33,235
    Purchases of mortgage-backed securities                                                    -     (24,224)    (63,056)
    Proceeds from sale of mortgage-backed securities                                           -      21,921           -
    Proceeds from repayments of mortgage-backed securities                                25,198      37,548      54,932
    Purchases of FHLB stock                                                               (3,015)     (5,169)    (15,875)
    Proceeds from sale of FHLB stock                                                       3,130       6,751      16,130
  -------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used) in investing activities                                     37,401      91,439      62,332
  -------------------------------------------------------------------------------------------------------------------------
  Cash flow from financing activities
    Net (decrease) increase in deposits                                                   (7,620)    (51,162)     (8,920)
    Net (repayments) advances from FHLB                                                   (2,000)    (13,200)    (35,600)
    Net borrowings (repayments) on reverse repurchase agreements and other borrowings    (19,905)    (26,386)    (12,971)
    Increase (decrease) in advance payments by borrowers for taxes and insurance               2         (37)         81
    Exercise of stock options                                                                  -          34           -
  -------------------------------------------------------------------------------------------------------------------------
  Net cash (used) in provided by financing activities                                    (29,523)    (90,751)    (57,410)
  -------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                        15,095      (3,973)      4,163
  -------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, at beginning of year                                          4,709       8,682       4,519
  -------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, at end of year                                             $ 19,804    $  4,709    $  8,682
  =========================================================================================================================

See accompanying notes to consolidated financial statements.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Greater Atlantic Financial Corp. (GAFC or the "Company") is a bank holding company whose principal activity was the ownership and management of Greater Atlantic Bank (GAB or "the Bank"), and its wholly owned subsidiary, Greater Atlantic Mortgage Corporation (GAMC). However, the mortgage-banking activities conducted in GAMC were discontinued effective March 29, 2006 as it was determined that, because it was unprofitable, this business no longer fit our strategy. The Bank originates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Virginia, Washington, D.C. and Maryland. The Bank operates under a federal bank charter and provides full banking services.

         GAMC was incorporated as a separate entity on June 11, 1998 and began independent operations on September 1, 1998. GAMC was involved primarily in the origination and sale of single-family mortgage loans and, to a lesser extent, multi-family residential and second mortgage loans. The Company closed GAMC during the fiscal year ended September 30, 2006, (see Note 3). GAMC also originated loans for the Bank's portfolio. In January 2002, GAFC established Greater Atlantic Capital Trust I to issue certain convertible preferred securities (see Note 22).

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of GAFC and its wholly owned subsidiaries, GAB and GAMC and Greater Atlantic Capital Trust
I. All significant intercompany accounts and transactions have been eliminated in consolidation.

RISK AND UNCERTAINTIES

         In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 2006 and September 30, 2005, the allowance for loan losses and valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial additional loan loss reserves. See discussion of regulatory matters in Note 14.

CONCENTRATION OF CREDIT RISK

         The Company's primary business activity is with customers located in Maryland, Virginia and the District of Columbia. The Company primarily originates residential loans to customers throughout these areas, most of whom are residents local to the Company's business locations. The Company has a diversified loan portfolio consisting of residential, commercial and consumer loans. Commercial and consumer loans generally provide for higher interest rates and shorter terms, however such loans have a higher degree of credit risk. Management monitors all loans, including, when possible, making inspections of the properties, maintaining current operating statements, and performing net realizable value calculations with allowances for losses established as necessary to properly reflect the value of the properties. Management believes the current loss allowances are sufficient to cover the credit risk estimated to exist at September 30, 2006.

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

         Investment securities that are bought and held principally for the purpose of selling them in the near term would be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans receivable are stated at unpaid principal balances, net of unearned discounts resulting from add-on interest, participation or whole-loan interests owned by others, undisbursed loans in process, deferred loan fees, and allowances for loan losses.

         Loans are placed on non-accrual status when the principal or interest is past due more than 90 days or when, in management's opinion, collection of principal and interest is not likely to be made in accordance with a loan's contractual terms unless the loan principal and interest are determined by management to be fully secured and in the process of collection.

         The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio at September 30, 2006.

         The Company considers a loan to be impaired if it is probable that they will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is deemed impaired, the Company computes the present value of the loan's future cash flows, discounted at the effective interest rate. As an expedient, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the present value is less than the carrying value of the loan, a valuation allowance is recorded. For collateral dependent loans, the Company uses the fair value of the collateral, less estimated costs to sell on a discounted basis, to measure impairment.

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

         When servicing is retained on a loan that is sold, the Company recognizes a gain or loss based on the present value of the difference between the average constant rate of interest it receives, adjusted for a normal servicing fee, and the yield it must pay to the purchaser of the loan over the estimated remaining life of the loan. Any resulting net premium is deferred and amortized over the estimated life of the loan using a method approximating the level yield (interest) method. There were no loans sold with servicing rights retained during the years ended September 30, 2006 and September 30, 2005. The Company also sells participation interests in loans that it services.

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

GUARANTEED CONVERTIBLE PREFERRED SECURITIES

         On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Mandatorily Redeemable Securities" ("SFAS 150"). SFAS 150 requires that the Company classify redeemable securities with a mandatory redemption date as liabilities in its balance sheet and classify distributions related to such securities as interest expense. Also, SFAS 150 requires that the redeemable securities be reflected at fair market value when reclassified as a liability. Accordingly, the guaranteed convertible preferred securities are presented as a liability in the Statements of Financial Condition. The Company has consistently accounted for distributions related to these securities as interest expense, and since the Company sold the securities in a public offering, there was no fair market value adjustment necessary.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

         Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized (See Note 12).

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

STOCK-BASED COMPENSATION

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the Company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with pro forma disclosure. As allowable under SFAS 123R, the Company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using these assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. In 2005 the Company used the following assumptions: risk-free interest rate of 4.23%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 47%. Using these assumptions, the fair value of stock options granted during fiscal 2005 was $3.70. In 2004 the Company used the following assumptions: risk-free interest rate of 4.41%, a dividend payout rate of zero, and an expected option life of ten years. The volatility is 66%. Using these assumptions, the fair value of stock options granted during fiscal 2004 was $5.75. There were 12,000 options granted during fiscal 2006 with an estimated fair value of $22,000. If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income (loss) and earnings (loss) per share for 2005 and 2004 would have been changed to the pro forma amounts indicated in the following table:


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Year Ended September 30,
                                                                -----------------------------
                                                                    2005           2004
---------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)                           (Restated)     (Restated)
Net (loss) income as reported                                     $ (1,630)      $ (3,489)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                (239)          (128)
---------------------------------------------------------------------------------------------
Pro Forma net income (loss)                                       $ (1,869)      $ (3,617)
=============================================================================================
Basic income (loss) per common share:
As reported                                                       $  (0.54)      $  (1.16)
Pro Forma                                                            (0.62)         (1.20)
---------------------------------------------------------------------------------------------
Diluted income (loss) per common share:
As reported                                                       $  (0.54)      $  (1.16)
Pro Forma                                                            (0.62)         (1.20)
---------------------------------------------------------------------------------------------

RECLASSIFICATIONS
         In addition to reclassifications related to discontinued operations (see Note 3), other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. These reclassifications have no effect on the results of operations previously reported.

2.  RESTATEMENTS

         During 2006, the Company restated its historical financial statements to reflect the accounting treatment for losses discovered in its subsidiary, GAMC's unreconciled inter-company account. The losses were discovered as the Bank discontinued the operations of the subsidiary. The loss in any given year did not reach a material amount such as to require restatement. However, the Bank determined to provide the restatements because of the cumulative amount of the losses aggregated $1.4 million. The revisions had no impact on the cash flows of the Bank. The table below includes the effect of the restatement and the presentation of GAMC as discontinued operations.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        As originally                             Discontinued
                                          reported            Restatement          operations          As restated
                                        ---------------      --------------      ---------------      -------------
Year ended September 30, 2005
Interest income                           $ 17,436              $    -            $     478            $ 16,958
Interest expense                            10,893                   -                  347              10,546
Net interest income                          6,543                   -                  131               6,412
Noninterest income                           8,317                 (72)               5,072               3,173
Noninterest expense                         16,199                   -                6,310               9,889
Discontinued operations                          -                   -               (1,107)             (1,107)
Net income (loss)                           (1,558)                (72)                   -              (1,630)
Earnings per share - continuing              (0.52)              (0.02)                0.37               (0.17)
Earnings per share - discontinued            (0.00)              (0.00)               (0.37)              (0.37)
Year ended September 30, 2004
Interest income                           $ 18,962              $    -            $     877            $ 18,085
Interest expense                            12,355                   -                  385              11,970
Net interest income                          6,607                   -                  492               6,115
Noninterest income                           9,929                (297)               9,085                 547
Noninterest expense                         19,430                   -                9,060              10,370
Discontinued operations                          -                   -                  428                 428
Net income (loss)                           (3,192)               (297)                   -              (3,489)
Earnings per share - continuing              (1.06)              (0.10)               (0.14)              (1.30)
Earnings per share - discontinued            (0.00)               0.00                 0.14                0.14

         The $72,000 and $297,000 adjustments to noninterest income relate to gains on sale of loans. In addition, the September 30, 2003 retained earnings balance was reduced by $898,000 to reflect the cumulative effect of the restatement of all prior periods.

3.  DISCONTINUED OPERATIONS

         On March 29, 2006, we began the process of discontinuing the operations of the Bank's subsidiary, GAMC. It was determined that, because it was unprofitable, this business no longer fit our strategy.

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

                                                         Year Ended September 30,
                                                   ------------------------------------
                                                         2005               2004
---------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data
Interest income                                         $   478           $   877
Interest expense                                            347               385
---------------------------------------------------------------------------------------
Net interest income                                         131               492
Noninterest income                                        5,072             9,085
Noninterest expense                                       6,310             9,060
Provision for income taxes                                    -                89
---------------------------------------------------------------------------------------
Net income (loss)                                       $(1,107)          $   428
=======================================================================================
Earnings per share - basic                              $ (0.37)          $  0.14
Earnings per share - diluted                              (0.37)             0.14


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVESTMENTS

Available-for-Sale, September 30, 2006
-------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized       Unrealized     Unrealized       Market
                                                           Cost           Gains          Losses          Value
-------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                 $ 27,629          $ 106        $   536        $ 27,199
CMOs                                                         9,735             48             28           9,755
Corporate debt securities                                    7,280             36            174           7,142
-------------------------------------------------------------------------------------------------------------------
                                                            44,644            190            738          44,096
-------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                  18,350              -            364          17,986
GNMA notes                                                   8,133              -            217           7,916
FHLMC notes                                                  5,549              -             86           5,463
-------------------------------------------------------------------------------------------------------------------
                                                            32,032              -            667          31,365
-------------------------------------------------------------------------------------------------------------------
                                                          $ 76,676          $ 190        $ 1,405        $ 75,461
===================================================================================================================

Held-to-Maturity, September 30, 2006
--------------------------------------------------------------------------------------------------------------------
                                                                           Gross           Gross
                                                          Amortized      Unrealized     Unrealized        Market
                                                            Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                 $  4,461          $   -        $   231        $  4,230
Corporate debt securities                                        -              -              -               -
--------------------------------------------------------------------------------------------------------------------
                                                             4,461              -            231           4,230
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                     107              -              2             105
FHLMC notes                                                    128              -              3             125
--------------------------------------------------------------------------------------------------------------------
                                                               235              -              5             230
--------------------------------------------------------------------------------------------------------------------
                                                          $  4,696          $   -        $   236        $  4,460
====================================================================================================================


                                                               72

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale, September 30, 2005
--------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized      Unrealized      Unrealized        Market
                                                          Cost            Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                               $  30,239           $ 112        $   570        $  29,781
CMOs                                                       14,446              33             25           14,454
Corporate debt securities                                   6,736              39             39            6,736
--------------------------------------------------------------------------------------------------------------------
                                                           51,421             184            634           50,971
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                 35,548              29            630           34,947
GNMA notes                                                 13,097               -            155           12,942
FHLMC notes                                                 9,044              10             85            8,969
--------------------------------------------------------------------------------------------------------------------
                                                           57,689              39            870           56,858
--------------------------------------------------------------------------------------------------------------------
                                                        $ 109,110           $ 223        $ 1,504        $ 107,829
====================================================================================================================

Held-to-maturity, September 30, 2005
--------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized      Unrealized      Unrealized        Market
                                                          Cost            Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                               $   6,531           $   1        $   319        $   6,213
Corporate notes                                             1,000              20              -            1,020
--------------------------------------------------------------------------------------------------------------------
                                                            7,531              21            319            7,233
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                    202               -              4              198
FHLMC notes                                                   236               -              1              235
--------------------------------------------------------------------------------------------------------------------
                                                              438               -              5              433
--------------------------------------------------------------------------------------------------------------------
                                                        $   7,969           $  21        $   324        $   7,666
====================================================================================================================

         The weighted average interest rate on investments was 5.03% and 3.38% for the years ended September 30, 2006 and 2005, respectively.

         TRADING ACTIVITIES

         The net gains (losses) on trading activities included in earnings are as follows:
                                                                        Year Ended September 30,
                                                                   -----------------------------------
                                                                      2006        2005        2004
------------------------------------------------------------------------------------------------------
(In Thousands)
FHLB notes                                                            $  -        $  -       $    -
Mortgage-backed securities                                               -           -         (135)
------------------------------------------------------------------------------------------------------
                                                                      $  -        $  -       $ (135)
======================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Proceeds from the sale of available for sale securities were zero, $21.9 million and $67.8 million for the years ended September 30, 2006, 2005 and 2004, respectively. Gross realized gains were zero, $539,000 and $77,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

         As of September 30, 2006, the Bank held investments in available for sale with unrealized holding losses totaling $1.4 million, consisting of the following:

                                   Less than 12 months         12 months or more               Total
                                -------------------------- -------------------------- -------------------------
                                    Fair      Unrealized       Fair      Unrealized       Fair     Unrealized
Description of Securities           Value       Losses         Value       Losses        Value       Losses
---------------------------------------------------------------------------------------------------------------
(In Thousands)
   Corporate debt securities      $   4,921     $   174        $   -         $ -      $  4,921      $   174
   CMOs                               3,279          28            -           -         3,279           28
U.S. Government securities
   SBA                               22,375         536            -           -        22,375          536
   GNMA                               7,916         217            -           -         7,916          217
U.S. Government agency securities:
   FHLMC MBS's                        5,463          86            -           -         5,463           86
   FNMA MBS's                        17,773         357          213           7        17,986          364
---------------------------------------------------------------------------------------------------------------
      Total                       $  61,727     $ 1,398        $ 213         $ 7      $ 61,940      $ 1,405
===============================================================================================================

         As of September 30, 2006, the Bank held investments in held-to-maturity with unrealized holding losses totaling $236,000, consisting of the following:

                                   Less than 12 months         12 months or more               Total
                                -------------------------- -------------------------- -------------------------
                                    Fair      Unrealized       Fair      Unrealized       Fair     Unrealized
Description of Securities           Value       Losses         Value       Losses        Value       Losses
---------------------------------------------------------------------------------------------------------------
(In Thousands)
U.S. Government securities
   SBA                              $ 4,230       $ 231         $    -       $ -       $ 4,230       $ 231
U.S. Government agency securities:
   FHLMC MBS's                          125           3              -         -           125           3
   FNMA MBS's                            82           2             23         -           105           2
---------------------------------------------------------------------------------------------------------------
      Total                         $ 4,437       $ 236         $   23       $ -       $ 4,460       $ 236
===============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2006 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of September 30, 2006

         The amortized cost and estimated fair value of securities at September 30, 2006 and 2005, by contractual maturity, are as follows:

                                                      September 30, 2006          September 30, 2005
                                                  ---------------------------------------------------------
                                                    Amortized       Fair        Amortized        Fair
                                                      Cost         Value          Cost          Value
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Available-for-sale:
One year or less                                      $    49       $    33       $      -      $      -
After one year through five years                           -             -            185           169
After five years through ten years                      3,891         3,753          4,070         4,041
After ten years                                        40,704        40,310         47,166        46,761
Mortgage-backed securities                             32,032        31,365         57,689        56,858
-----------------------------------------------------------------------------------------------------------
                                                       76,676        75,461        109,110       107,829
-----------------------------------------------------------------------------------------------------------
Held-to-maturity:
One year or less                                            -             -          1,000         1,020
After one year through five years                         110            94            408           373
After five years through ten years                        553           534            253           231
After ten years                                         3,798         3,602          5,870         5,609
Mortgage-backed securities                                235           230            438           433
-----------------------------------------------------------------------------------------------------------
                                                        4,696         4,460          7,969         7,666
-----------------------------------------------------------------------------------------------------------
Total investment securities                           $81,372       $79,921       $117,079      $115,495
===========================================================================================================

         Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  LOANS RECEIVABLE

         Loans receivable consists of the following:

                                                                           September 30,
                                                                 -----------------------------------
                                                                       2006             2005
----------------------------------------------------------------------------------------------------
(In Thousands)
Mortgage loans:
   Single-family                                                    $   43,473        $   50,919
   Multi-family                                                            813               751
   Construction                                                         14,245            24,273
   Commercial real estate                                               28,403            25,530
   Land loans                                                           13,829            18,421
----------------------------------------------------------------------------------------------------
Total mortgage loans                                                   100,763           119,894
   Commercial loans                                                     39,794            35,458
   Consumer loans                                                       61,414            69,381
----------------------------------------------------------------------------------------------------
Total loans                                                            201,971           224,733
Less:
   Due borrowers on loans-in process                                    (8,517)          (20,386)
   Deferred loan fees origination costs                                    944               873
   Allowance for loan losses                                            (1,330)           (1,212)
   Unearned (discounts) premium                                            239               429
----------------------------------------------------------------------------------------------------
                                                                    $  193,307        $  204,437
====================================================================================================
   Loans held for sale                                              $        -        $    9,517
   Loans receivable, net                                               193,307           194,920
----------------------------------------------------------------------------------------------------
                                                                    $  193,307        $  204,437
====================================================================================================

Loans held for sale are all single-family mortgage loans.
The activity in allowance for loan losses is summarized as follows:

                                                                             Year Ended September 30,
                                                                ----------------------------------------------------
                                                                      2006              2005             2004
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance, beginning                                                     $ 1,212           $ 1,600         $ 1,550
Provision for loan losses                                                  126               219             209
Charge-offs                                                                (80)             (625)           (200)
Recoveries                                                                  72                18              41
--------------------------------------------------------------------------------------------------------------------
Balance, ending                                                        $ 1,330           $ 1,212         $ 1,600
====================================================================================================================

         The amount of loans serviced for others totaled $34.4 million and $40.0 million as of September 30, 2006 and September 30, 2005, respectively.

         The allowance for uncollected interest, established for mortgage loans which are delinquent for a period of 90 days or more, amounted to $204,000, $134,000 and $108,000 as of September 30, 2006, 2005 and September 30, 2004,
respectively. This is the entire amount of interest income that would have been recorded in these periods under the contractual terms of such loans. Principal balances of non-performing loans related to reserves for uncollected interest totaled $274,000, $1.6 million and $953,000 as of September 30, 2006, 2005, and
September 30, 2004, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE
         Accrued interest and dividends receivable consist of the following:

                                                                               September 30,
                                                                          -------------------------
                                                                             2006         2005
 --------------------------------------------------------------------------------------------------
 (In Thousands)
 Investments                                                                $   751      $   718
 Loans receivable                                                             1,282        1,005
 Accrued dividends on FHLB stock                                                 40           23
 --------------------------------------------------------------------------------------------------
                                                                            $ 2,073      $ 1,746
 ==================================================================================================

7.  PREMISES AND EQUIPMENT
         Premises and equipment consists of the following:

                                                                                September 30,
                                                                          -------------------------
                                                                            2006         2005
  -------------------------------------------------------------------------------------------------
  (In Thousands)
  Furniture, fixtures and equipment                                         $ 2,621      $ 5,228
  Leasehold improvements                                                      2,835        2,836
  Land                                                                          377          377
  -------------------------------------------------------------------------------------------------
                                                                              5,833        8,441
  Less: Allowances for depreciation and amortization                          3,069        4,243
  -------------------------------------------------------------------------------------------------
                                                                            $ 2,764      $ 4,198
  =================================================================================================

8.  FORECLOSED REAL ESTATE
         Foreclosed real estate is summarized as follows.

                                                                          September 30,
                                                                 -------------------------------
                                                                       2006            2005
------------------------------------------------------------------------------------------------
 (In Thousands)
 Real estate acquired through settlement of loans                        $     -           $ 232
================================================================================================

There was no activity in the allowance for losses on foreclosed real estate in fiscal 2006, 2005 or 2004.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DEPOSITS
         Deposits are summarized as follows:

         September 30, 2006
         --------------------------------------------------------------------------------------------------------
                                                                                  Ranges of
                                                                                 Contractual           %
                                                                Amount          Interest Rates      of Total
         --------------------------------------------------------------------------------------------------------
         (In Thousands)
         Savings accounts                                    $   3,679            0.00 - 1.09%           1.6%
         NOW/money market accounts                              73,334            0.00 - 4.40%          31.9
         Certificates of deposit                               127,939            0.94 - 9.00%          55.6
         Non-interest bearing demand deposits                   25,222               0.00%              10.9
         --------------------------------------------------------------------------------------------------------
                                                             $ 230,174                                 100.0%
         ========================================================================================================

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
         ========================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Certificates of deposit as of September 30, 2006 mature as follows:

         Year ending September 30,                                                           Amount
         ---------------------------------------------------------------------------------------------
         (In Thousands)
         Thousands
         2007                                                                             $ 102,257
         2008                                                                                16,930
         2009                                                                                 4,334
         2010                                                                                 3,451
         2011 and after                                                                         967
         ---------------------------------------------------------------------------------------------
                                                                                          $ 127,939
         =============================================================================================

         Interest expense on deposit accounts consists of the following:

                                                                                  Year Ended September 30,
                                                                         --------------------------------------------
                                                                             2006          2005           2004
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
         NOW/money market accounts                                           $ 2,430       $ 1,197         $   852
         Savings accounts                                                         48            94             113
         Certificates of deposit                                               5,231         5,046           4,786
         ------------------------------------------------------------------------------------------------------------
                                                                             $ 7,709       $ 6,337         $ 5,751
         ============================================================================================================

         Deposits, including certificates of deposit, with balances in excess of $100,000 totaled $85.2 million and $83.7 million at September 30, 2006, and September 30, 2005, respectively.

10.  DEFERRED COMPENSATION PLAN
         On October 30, 1997, the Company adopted a deferred compensation plan. Under the deferred compensation plan, an employee may elect to participate by directing that all or part of his or her compensation be credited to a deferral account. The election must be made prior to the beginning of the calendar year. The deferral account bears interest at 6% per year. The amounts credited to the deferral account are payable in preferred stock or cash at the election of the board of directors on the date the Company announces a change in control or the date three years from the date the participant elects to participate in the deferred compensation plan. The liability associated with the plan was zero at September 30, 2006 and 2005, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

         The Bank has $56.2 million credit availability as of September 30, 2006 from the Federal Home Loan Bank of Atlanta (FHLB). Any advances in excess of $10 million are required to be collateralized with eligible securities. The credit availability is at the discretion of the FHLB.

         The following table sets forth information regarding the Bank's borrowed funds:

                                                                                     At or For the Year Ended September 30,
                                                                             --------------------------------------------------
                                                                                  2006            2005            2004
         ----------------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands) FHLB advances:
         Average balance outstanding                                             $ 44,894        $ 44,422       $ 116,155
         Maximum amount outstanding at any month-end during the period             51,000          49,200         142,250
         Balance outstanding at end of period                                      36,000          38,000          51,200
         Weighted average interest rate during the period                            5.05%           4.47%           2.39%
         Weighted average interest rate at end of period                             5.28%           4.85%           3.93%

         Reverse repurchase agreements:
         Average balance outstanding                                               31,624          51,388          78,979
         Maximum amount outstanding at any month-end during the period             35,641          62,846          93,730
         Balance outstanding at end of period                                      18,574          38,479          64,865
         Weighted average interest rate during the period                            4.21%           4.33%           4.36%
         Weighted average interest rate at end of period                             4.65%           3.69%           1.98%

         The Bank has pledged certain investments with carrying values of $25.6 million at September 30, 2006, to collateralize advances from the FHLB.

         First mortgage loans in the amount of $30.8 million are also available to be pledged as collateral for the advances at September 30, 2006.

12.  INCOME TAXES

         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income (loss) as a result of the following differences:

                                                                                Year Ended September 30,
                                                                       --------------------------------------------
                                                                           2006          2005           2004
                                                                                      (Restated)     (Restated)
         ----------------------------------------------------------------------------------------------------------
         (In Thousands)
         Federal tax provision (benefit)                                 $ (1,894)       $ (554)       $ (1,186)
         State tax provision (benefit)                                       (223)          (65)           (139)
         (Increase) decrease in provision resulting from:
         Valuation changes                                                  1,867           613           1,319
         Other                                                                250             6               6
         ----------------------------------------------------------------------------------------------------------
         Income tax provision                                            $      -        $    -        $      -
         ==========================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                      September 30,
                                                             --------------------------------
                                                                  2006            2005
                                                                               (Restated)
---------------------------------------------------------------------------------------------
(In Thousands)
Deferred tax assets
   Net operating loss carryforwards                              $ 4,658         $ 2,654
   Unrealized (gains) losses on derivatives                          178             (76)
   Allowance for loan losses                                         505             461
   Available for sale securities                                     433             515
   Core deposit intangible                                            65              65
   Deferred loan fees                                                125             177
   Other                                                              86             458
---------------------------------------------------------------------------------------------
Total deferred tax assets                                          6,050           4,254
---------------------------------------------------------------------------------------------
Deferred tax liabilities
   Tax over book depreciation                                        478             535
   Other                                                             140             108
---------------------------------------------------------------------------------------------
Total deferred tax liabilities                                       618             643
---------------------------------------------------------------------------------------------
Net deferred tax assets                                            5,432           3,611
Less:  Valuation allowance                                         3,504           1,637
---------------------------------------------------------------------------------------------
Total                                                            $ 1,928         $ 1,974
=============================================================================================

         Management has provided a valuation allowance for net deferred tax assets, due to the timing of the generation of future taxable income.

         At September 30, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $12.1 million, which expire in the years 2007 to 2026. As a result of the change in ownership of the Bank, approximately $1.5 million of the total net operating loss carryforwards are subject to an annual usage limitation of approximately $114,000.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES

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

         At September 30, 2006, the Company had outstanding commitments to originate and purchase loans and undisbursed construction mortgages aggregating approximately $13.9 million. Fixed rate commitments are at market rates as of the commitment dates and generally expire within 60 days. In addition, the Company was contingently liable under unused lines of credit for approximately $113.1 million and standby letters of credit for approximately $55,000.

         The Company announced in September 2006 that a Demand for Arbitration before the American Arbitration Association was filed by the former manager of GAMC (Stamm Mortgage). The Demand for Arbitration alleges three counts: rescission, breach of contract, and defamation. As against the Bank and GAMC, Stamm Mortgage alleges that the Management Agreement is unenforceable and should be rescinded, requiring the Bank and GAMC, jointly and severally, to return $1.77 million that Stamm Mortgage paid to the Bank and GAMC under the Management Agreement. As an alternative to rescission, Stamm Mortgage alleges that the Bank and GAMC breached the Management Agreement by terminating it contrary to its terms, resulting in $9.6 million in lost profits to Stamm Mortgage. Stamm Mortgage and Mr. Stamm both allege that the company, the bank, GAMC, and Mr. Amos, acting in his official capacity, defamed Stamm Mortgage and Mr. Stamm through certain public statements made in press releases and in public securities filings by the company and seek $1.0 million in compensatory damages and $350,000 in punitive damages.

         On December 29, 2006, counsel for the company, the bank, GAMC and Mr. Amos filed an Answering Statement and Counterclaim in Arbitration. In, January 2007, the parties entered into negotiations looking toward a mutually acceptable and amicable resolution of their claims. During the course of these negotiations, the Company proposed a settlement offer which would require a contribution of $500,000 by the Company towards the settlement, and has been accrued by the Company as of September 30, 2006. In the event that the claims cannot be resolved through negotiations, the company intends to defend its position vigorously.

RENTAL COMMITMENTS

         The Company has entered into lease agreements for the rental of certain properties expiring on various dates through June 30, 2015. The future minimum rental commitments as of September 30, 2006, for all non-cancelable lease agreements, are as follows:

        Years ending                              Rental
        September 30,                           Commitments
        -------------------------------------------------------
        (In Thousands)
        2007                                        $ 1,089
        2008                                          1,116
        2009                                            992
        2010                                            836
        2011                                            339
        Thereafter                                      493
        -------------------------------------------------------
        Total                                       $ 4,865
        =======================================================

         Net rent expense for the years ended September 30, 2006, 2005 and 2004 was $1.1 million, $1.0 million and $1.3 million, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  REGULATORY MATTERS

         Generally, annual dividends by the Bank to the Company as its sole shareholder are limited to the amount of current year net income, plus the total net income for the preceding two years, adjusted for any prior year distributions. Under certain circumstances, regulatory approval would be required before making a capital distribution. The Bank did not pay any cash dividends during the years ended September 30, 2006, 2005 or 2004.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At September 30, 2006 the Bank was classified as an adequately capitalized financial institution and was classified as a well capitalized financial institution at September 30, 2005.

         As part of FDICIA, the minimum capital requirements that the Bank is subject to are as follows: 1) tangible capital equal to at least 1.5% of adjusted total assets, 2) core capital equal to at least 4% of adjusted total assets and 3) total risk-based capital equal to at least 8% of risk-based assets.

         The following presents the Bank's capital position at September 30, 2006 and September 30, 2005:

-------------------------------------------------------------------------------------------------------------
                                     Required    Required        Actual         Actual
       At September 30, 2006         Balance      Percent       Balance         Percent         Surplus
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Tangible                             $  4,560       1.50%     $ 16,738            5.51%         $ 12,178
Core                                 $ 12,159       4.00%     $ 16,738            5.51%         $  4,579
Risk-based                           $ 15,487       8.00%     $ 17,636            9.11%         $  2,149
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
                                     Required     Required       Actual          Actual
 At September 30, 2005 (Restated)     Balance      Percent       Balance         Percent         Surplus
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Tangible                             $  5,080       1.50%     $ 22,546            6.66%         $ 17,466
Core                                 $ 13,547       4.00%     $ 22,546            6.66%         $  8,999
Risk-based                           $ 17,600       8.00%     $ 23,645           10.75%         $  6,045
=============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of the Bank's net worth as reported to the OTS on GAAP capital as presented in the accompanying financial statements.

                                                                            September 30,
                                                                    ------------------------------
                                                                       2006           2005
                                                                                   (Restated)
--------------------------------------------------------------------------------------------------
(In Thousands)
GAAP capital                                                           $ 10,161       $ 15,658
Guaranteed convertible preferred securities                               8,000          8,000
Unrealized losses on available for sale securities                        1,049          1,095
Excluded deferred tax asset                                              (1,516)        (1,250)
Goodwill                                                                   (956)          (956)
--------------------------------------------------------------------------------------------------
Tangible capital                                                         16,738         22,546
   Adjustments                                                                -              -
--------------------------------------------------------------------------------------------------
Core capital                                                             16,738         22,546
   Allowance for general loss reserves                                    1,011          1,212
   Adjustments to arrive at Risk-Weighted Assets                           (113)          (113)
--------------------------------------------------------------------------------------------------
Risk-based capital                                                     $ 17,636       $ 23,645
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

15.  STOCKHOLDERS' EQUITY
         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of September 30, 2006, 94,671 warrants were outstanding.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following summary represents the activity under the Plan:

        ------------------------------------------------------------------------------------------------------------
                                                                             Number     Exercise      Expiration
                                                                           of Shares      Price          Date
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2003            190,000
        Options granted                                                       36,000       $ 8.50        10-20-13
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2004            226,000
        Options granted                                                      104,000       $ 6.75         10-6-14
        Options exercised                                                     (8,500)      $ 4.00
        Options expired                                                      (55,500)      $ 6.52
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2005            266,000       $ 6.91
        Options granted                                                       12,000       $ 6.00       3-31-2016
        Options expired                                                      (25,000)      $ 8.37
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2006            253,000       $ 6.72
        ============================================================================================================

        A summary of the stock options outstanding and exercisable as of September 30, 2006 is as follows:

-----------------------------------------------------------    ------------------------------------------------------
                   Options Outstanding                                          Options Exercisable
-----------------------------------------------------------    ------------------------------------------------------
                                             Weighted            Weighted                              Weighted
                                             Average             Average                               Average
    Exercise             Number           Remaining Life         Exercise          Number              Exercise
     Prices           Outstanding            (years)              Price          Exercisable            Price
-----------------------------------------------------------    ------------------------------------------------------
     $7.50               16,667                1.2                $7.50            16,667               $7.50
     $8.38               16,667                2.2                $8.38            16,667               $8.38
     $6.00               13,000                3.2                $6.00            13,000               $6.00
     $4.00               41,666                4.2                $4.00            41,666               $4.00
     $5.31               10,000                4.2                $5.31            10,000               $5.31
     $7.00               17,000                5.3                $7.00            17,000               $7.00
     $9.00               20,000                5.3                $9.00            20,000               $9.00
     $8.50               30,000                7.1                $8.50            30,000               $8.50
     $6.75               76,000                8.1                $6.75            76,000               $6.75
     $6.00               12,000                9.5                $6.00            12,000               $6.00
-----------------------------------------------------------    ------------------------------------------------------

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

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

         The following table presents a reconciliation between the basic and diluted earnings (loss) per share for the year ended September 30, 2006, 2005 and 2004:

                                                               For the Year Ended September 30,
                                -----------------------------------------------------------------------------------------------
                                            2006                       2005 (Restated)                  2004 (Restated)
                                -----------------------------    -----------------------------    -----------------------------
                                Income    Shares    Per          Income    Shares    Per          Income    Shares    Per
                                                    Share                            Share                            Share
                                                    Amount                           Amount                           Amount
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except
Per Share Data)
Basic earnings per share        $(5,571)  3,020,934  $(1.84)    $(1,630)  3,015,509  $(0.54)     $(3,489)  3,012,434    $(1.16)
Effect of conversion of
preferred securities                  -           -       -           -           -       -            -           -         -
Effect of dilutive stock
options                               -           -       -           -           -       -            -           -         -
-------------------------------------------------------------------------------------------------------------------------------
Diluted                         $(5,571)  3,020,934  $(1.84)    $(1,630)  3,015,509  $(0.54)     $(3,489)  3,012,434    $(1.16)
===============================================================================================================================

       The effect of the conversion of preferred securities and stock options were excluded in 2006, 2005 and 2004, as they would have been anti-dilutive.

17.  RELATED PARTY TRANSACTIONS

         The Bank offers loans to its officers, directors, employees and related parties of such persons. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectibility, or present other unfavorable features. Such loans are made on the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. The aggregate balance of loans to directors, officers and other related parties is $263,000 and $204,000 as of September 30, 2006 and September 30, 2005, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

         The carrying value and estimated fair value of financial instruments is summarized as follows:

                                                               For the Year Ended September 30,
                                                   -----------------------------------------------------------
                                                              2006                          2005
                                                   -----------------------------  ----------------------------
                                                      Carrying      Estimated     Carrying        Estimated
                                                         value     fair value          value     fair value
    ----------------------------------------------------------------------------------------------------------
    (In Thousands)
    Assets:
      Cash and interest bearing deposits              $ 19,804       $ 19,804       $  4,709       $  4,709
      Investment securities                             80,157         79,921        115,798        115,495
      Loans receivable                                 193,307        193,049        204,437        204,806
    ----------------------------------------------------------------------------------------------------------
    Liabilities:
      Deposits                                         230,174        229,818        237,794        236,968
      Borrowings                                        54,574         55,333         76,479         77,689
    ----------------------------------------------------------------------------------------------------------
    Off-balance sheet instruments:
      Commitments to extend credit                           -             10              -          1,362
    ----------------------------------------------------------------------------------------------------------

19.  EMPLOYEE BENEFIT PLANS
         The Company operates a 401(k) Retirement Plan covering all full-time employees meeting the minimum age and service requirements. Contributions to the Retirement Plan are at the discretion of the Company. The Company made no contributions for the years ended September 30, 2006 and 2005.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Year Ended September 30,
                                                                            ----------------------------------------
                                                                              2006         2005          2004
         -----------------------------------------------------------------------------------------------------------
         (In Thousands)
         Cash paid during period for interest on deposits and borrowings     $5,331       $5,861        $7,777
         ===========================================================================================================

21.  SEGMENT REPORTING

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

         On March 29, 2006, we began the process of discontinuing the operations of the Bank's subsidiary, GAMC. It was determined that, because it was unprofitable, this business no longer fit our strategy.

         In the third quarter of 2006, we applied discontinued operations accounting for GAMC. Accordingly, the income statements for all periods have been restated. The restatements primarily resulted in a reduction to previously reported levels of net interest income, a reduction in noninterest income and a reduction in noninterest expense.

         Due to the unprofitable operations of GAMC, the Company recognized an additional loss of $1.5 million for the year ended September 30, 2006. In addition to the loss from operations, a non-recurring pre-tax impairment charge for long-lived assets of $996,000 was recorded and included in discontinued operations in the consolidated statements of operations.

22.  JUNIOR SUBORDINATED DEBT SECURITIES

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

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         To comply with FIN46, the trust preferred subsidiary was deconsolidated in 2004, and the related securities have been presented as obligations of the Company and titled "Junior Subordinated Debt Securities" in the financial statements.

         On December 19, 2006, the Company issued a news release announcing that the first quarter distribution of Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, will be deferred.

         The announcement by the Company follows advice received by Greater Atlantic Bank from the Office of Thrift Supervision that it would not approve Greater Atlantic Bank's application to pay a cash dividend to the Company.

         Accordingly, the Company exercised its right to defer the payment of interest on its 6.50% Convertible Junior Subordinated Debentures Due 2031 related to the Trust Preferred Securities, for an indefinite period (which can be no longer than 20 consecutive quarterly periods).

23.  DERIVATIVE FINANCIAL INSTRUMENTS

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

         The Bank entered into various interest-rate swaps during fiscal year 2003 and 2002 that were sold during the fourth quarter of fiscal 2006 and totaled at that time $21 million in notional principal. The swaps paid a fixed rate with the Bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range was between 1.67% - 3.01%, and expired between 1 and 5 years. The Bank also entered into various interest rate caps during fiscal year 2003 and 2002 that total $25 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and capped between 5.00% - 8.00%. The Bank accounts for these derivatives, under the guidelines of SFAS 133.

         The Company's derivatives do not meet hedge accounting requirements under SFAS 133, and therefore, the Company carries the derivatives at their fair value on the balance sheet, recognizing changes in their fair value in current-period earnings. The Company recognized a loss of $66,000 in fiscal 2006, a gain of $836,000 in fiscal 2005 and a loss of $227,000 in fiscal 2004 related to its derivatives.

24.  RECENT ACCOUNTING STANDARDS

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

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In July 2006, the FASB issued Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" - an Interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by a taxing authority. The term "more-likely-than-not" means a likelihood of more than 50 percent. FIN 48 is effective as of Jan. 1, 2007, with early application permitted. Any impact from the adoption of FIN 48 will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. We are currently evaluating the impact of this Interpretation, but do not expect it to be material.

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

         In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff views regarding the process by which misstatements in financials statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The company does not believe SAB 108 will have a material impact on its consolidated financials statements.

         In September 2006, the Financial Accounting Standards Board released Statement No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. While we are currently evaluating the effect of the guidance contained in this Statement, we do not expect the implementation to have a material impact on our consolidated financial statements.

25. PARENT COMPANY - ONLY FINANCIAL STATEMENTS

         Parent Company - Only Condensed Statements of Financial Condition

                                                                          September 30,
                                                                -----------------------------------
                                                                    2006              2005
                                                                                   (Restated)
         ------------------------------------------------------------------------------------------
         (In Thousands)
         Assets
         Cash and cash equivalents                                  $     60          $     66
         Loans receivable                                                  -                 -
         Investment in subsidiary                                     19,423            24,976
         Prepaid expenses and other assets                               309               304
         ------------------------------------------------------------------------------------------
         Total assets                                               $ 19,792          $ 25,346
         ==========================================================================================
         Liabilities and stockholders' equity
         Accrued interest payable on subordinated debt              $      -          $      -
         Other liabilities                                                 8                (9)
         ------------------------------------------------------------------------------------------
         Total liabilities                                                 8                (9)
         ------------------------------------------------------------------------------------------
         Subordinated debt                                             9,928             9,928
         ------------------------------------------------------------------------------------------
         Stockholders' equity
              Common stock                                                30                30
              Additional paid-in capital                              25,185            25,185
              Accumulated deficit                                    (15,359)           (9,788)
         ------------------------------------------------------------------------------------------
         Total stockholders' equity                                    9,856            15,427
         ------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                 $ 19,792          $ 25,346
         ==========================================================================================

Greater Atlantic Financial Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Parent Company - Only Condensed Statements of Operations

                                                                                   Year Ended September 30,
                                                                         --------------------------------------------
                                                                              2006          2005            2004
                                                                                         (Restated)      (Restated)
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
            Interest income                                                $      1      $      -       $      2
            Other income                                                          -             -              -
         ------------------------------------------------------------------------------------------------------------
         Total interest income                                                    1             -              2
         ------------------------------------------------------------------------------------------------------------
            Interest expense                                                    645           645            645
         ------------------------------------------------------------------------------------------------------------
            Total interest expense                                              645           645            645
         ------------------------------------------------------------------------------------------------------------
            Net interest income (expense)                                      (644)         (645)          (643)
         ------------------------------------------------------------------------------------------------------------
         Noninterest income
            Gain (loss) on sale of investment securities                          -             -              -
            Other operating income                                               19            19             19
         ------------------------------------------------------------------------------------------------------------
         Total noninterest income                                                19            19             19
         ------------------------------------------------------------------------------------------------------------
         Noninterest expense
            Other operating expense                                             149           142            135
         ------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                              149           142            135
         ------------------------------------------------------------------------------------------------------------
         Loss before income from subsidiaries                                  (774)         (768)          (759)
         ------------------------------------------------------------------------------------------------------------
         Equity (loss) income from subsidiaries                              (4,797)         (862)        (2,730)
         ------------------------------------------------------------------------------------------------------------
         Net (loss) income                                                 $ (5,571)     $ (1,630)      $ (3,489)
         ============================================================================================================

         Parent Company - Only Condensed Statements of Cash Flows
                                                                                    Year Ended September 30,
                                                                         -------------------------------------------
                                                                              2006          2005            2004
                                                                                         (Restated)      (Restated)
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
         Cash flows from operating activities:
         Net income (loss)                                                 $ (5,571)     $  (1,630)     $ (3,489)
         Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities
            (Income) loss from subsidiaries                                   4,797            862         2,730
            (Increase) decrease in assets                                        (5)            (1)         (283)
            Decrease in other liabilities                                        18            (12)           (9)
         ------------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                           (761)          (781)       (1,051)
         ------------------------------------------------------------------------------------------------------------
         Cash flows from investing activities:
            Loan originations in excess of repayments                             -              -             -
            Investment in subsidiary                                              -              -             -
         ------------------------------------------------------------------------------------------------------------
               Net cash provided by investing activities                          -              -             -
         ------------------------------------------------------------------------------------------------------------
         Cash flows from financing activities:
            Cash dividend from subsidiary                                       755            800           500
            Stock options exercised                                               -             33             -
         ------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                        755            833           500
         ------------------------------------------------------------------------------------------------------------
         Net (decrease) increase in cash and cash equivalents                    (6)            52          (551)
         Cash and cash equivalents at beginning of year                          66             14           565
         ------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year                          $     60      $      66      $     14
         ============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE INFORMATION) (UNAUDITED)

         The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in Form 10-Qs, for the fiscal years ended September 30, 2006 and 2005.

                                                                              For Fiscal Year 2006
                                                  ------------------------------------------------------------------------------
                                                    For the Year                                       Second         First
                                                  Ended September           Fourth          Third      Quarter       Quarter
                                                     30, 2006               Quarter        Quarter    (Restated)    (Restated)
        ------------------------------------------------------------------------------------------------------------------------
        Interest income                              $  18,794            $  4,851       $  4,753      $   4,600     $   4,590
        Interest expense                                11,305               2,955          2,837          2,772         2,741
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income                              7,489               1,896          1,916          1,828         1,849
        Provision for loan losses                          126                  39             13              3            71
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income, after provision             7,363               1,857          1,903          1,825         1,778
        for loan losses
        Noninterest income                                 639                (130)           203            264           302
        Noninterest expense                             11,085               3,216          2,722          2,627         2,520
        ------------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes               (3,083)             (1,489)          (616)          (538)         (440)
        Provision for income taxes                           -                   -              -              -             -
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss) from continuing               (3,083)             (1,489)          (616)          (538)         (440)
        operations
        Income (loss) from discontinued
        operations                                      (2,488)                 11            (19)          (698)       (1,782)
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                            $  (5,571)           $ (1,478)      $   (635)     $  (1,236)    $  (2,222)
        ========================================================================================================================
        BASIC AND DILUTED EARNINGS (LOSS) PER
        COMMON SHARE:
        Continuing operations                        $   (1.02)           $  (0.49)      $  (0.20)     $   (0.18)    $   (0.15)
        Discontinued operations                          (0.82)               0.01          (0.01)         (0.23)        (0.59)
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                            $   (1.84)           $  (0.48)      $  (0.21)     $   (0.41)    $   (0.74)
        ========================================================================================================================


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              For Fiscal Year 2005
                                                                                   (Restated)
                                                  ------------------------------------------------------------------------------
                                                    For the Year
                                                  Ended September           Fourth          Third      Second         First
                                                     30, 2005               Quarter        Quarter     Quarter       Quarter
        ------------------------------------------------------------------------------------------------------------------------
        Interest income                            $  16,958             $   4,378       $  4,512     $  4,141     $   4,405
        Interest expense                              10,546                 2,742          2,660        2,674         2,817
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income                            6,412                 1,608          1,822        1,443         1,539
        Provision for loan losses                        219                    71            145            1             2
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income, after provision           6,193                 1,537          1,677        1,442         1,537
        for loan losses
        Noninterest income                             3,173                   455            139        1,131         1,448
        Noninterest expense                            9,889                 2,478          2,433        2,478         2,500
        ------------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes               (523)                 (486)          (617)          95           485
        Provision for income taxes                         -                     -              -            -             -
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss) from continuing               (523)                 (486)          (617)          95           485
        operations
        Income (loss) from discontinued
        operations                                    (1,107)               (1,035)           (32)         (15)          (25)
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                          $  (1,630)            $  (1,521)      $   (649)    $     80     $     460
        ========================================================================================================================
        BASIC AND DILUTED EARNINGS (LOSS) PER
        COMMON SHARE:
        Continuing operations                      $   (0.17)            $   (0.16)      $  (0.21)    $   0.04     $    0.16
        Discontinued operations                        (0.37)                (0.34)         (0.01)       (0.01)        (0.01)
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                          $   (0.54)            $   (0.50)      $  (0.22)    $   0.03     $    0.15
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

                                                         Dated: February 1, 2007