Form 10-Q
period 2006-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2007-02-13
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

Large accelerated filer [__] Accelerated filer [__] Non- accelerated filer [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                Yes [__] No [ X ]

     At December 31, 2006, there were 3,023,506 shares of the registrant's
              Common Stock, par value $0.01 per share outstanding


                                        GREATER ATLANTIC FINANCIAL CORP.
                                          QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE QUARTER ENDED DECEMBER 31, 2006

                                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                    PAGE NO.
------------------------------                                                                                    --------

Item 1. Condensed Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at December 31, 2006 and September 30, 2006........................3

      Consolidated Statements of Operations
      for the three months ended December 31, 2006 and December 31, 2005 (restated).....................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the three months ended December 31, 2006 and December 31, 2005 (restated).....................................5

      Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended December 31, 2006 and December 31, 2005 (restated).....................................5

      Consolidated Statements of Cash Flows
      for the three months ended December 31, 2006 and December 31, 2005 (restated).....................................6

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

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings...........................................................................................25
Item 1A.   Risk Factors................................................................................................25
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.................................................27
Item 3.    Defaults Upon Senior Securities.............................................................................27
Item 4.    Submission of Matters to a Vote of Security Holders.........................................................27
Item 5.    Other Information...........................................................................................27
Item 6.    Exhibits....................................................................................................27

SIGNATURES.............................................................................................................28

CERTIFICATIONS.........................................................................................................29



                                        GREATER ATLANTIC FINANCIAL CORP.
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                             December 31,      September 30,
                                                                            ----------------------------------
                                                                                 2006               2006
  ------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Assets
  Cash and cash equivalents                                                     $  2,975          $  2,516
  Interest bearing deposits at banks                                               3,836            17,288
  Investment securities
     Available-for-sale                                                           68,921            75,461
     Held-to-maturity                                                              4,176             4,696
  Loans receivable, net                                                          195,172           193,307
  Accrued interest and dividends receivable                                        2,022             2,073
  Deferred income taxes                                                            1,857             1,928
  Federal Home Loan Bank stock, at cost                                            2,433             2,388
  Other real estate owned                                                              -                 -
  Premises and equipment, net                                                      2,660             2,764
  Goodwill                                                                           956               956
  Prepaid expenses and other assets                                                1,606             1,842
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $286,614          $305,219
  ============================================================================================================
  Liabilities and stockholders' equity
  Liabilities
  Deposits                                                                      $217,880          $230,174
  Advance payments from borrowers for taxes and insurance                            266               270
  Accrued expenses and other liabilities                                           2,032             1,963
  Advances from the FHLB and other borrowings                                     48,972            54,574
  Junior subordinated debt securities                                              9,390             9,388
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              278,540           296,369
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,023,506 shares outstanding                              30                30
     Additional paid-in capital                                                   25,228            25,228
     Accumulated deficit                                                         (16,251)          (15,359)
     Accumulated other comprehensive loss                                           (933)           (1,049)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       8,074             8,850
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                    $286,614          $305,219
  ============================================================================================================

See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended
                                                                        December 31,
                                                                ------------------------------
(Dollars in Thousands, Except Per Share Data)                        2006           2005
----------------------------------------------------------------------------------------------
                                                                                 (Restated)
Interest income
  Loans                                                          $    3,670     $    3,391
  Investments                                                         1,135          1,199
----------------------------------------------------------------------------------------------
Total interest income                                                 4,805          4,590
----------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                            2,239          1,765
  Borrowed money                                                        794            976
----------------------------------------------------------------------------------------------
Total interest expense                                                3,033          2,741
----------------------------------------------------------------------------------------------
Net interest income                                                   1,772          1,849
Provision for loan losses                                               148             71
----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   1,624          1,778
----------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                              152            151
  Gain on derivatives                                                    13             71
  Gain on sale of foreclosed real estate                                  -             65
  Other operating income                                                  5             15
----------------------------------------------------------------------------------------------
Total noninterest income                                                170            302
----------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                  1,266          1,093
  Occupancy                                                             343            317
  Professional services                                                 400            257
  Advertising                                                            24            173
  Deposit insurance premium                                              23             27
  Furniture, fixtures and equipment                                     130            137

  Data processing                                                       220            243
  Other operating expenses                                              280            273
----------------------------------------------------------------------------------------------
Total noninterest expense                                             2,686          2,520
----------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                    (892)          (440)
Provision for income taxes                                                -              -
----------------------------------------------------------------------------------------------
    Loss from continuing operations                                    (892)          (440)
Discontinued operations:
  Income (loss) from operations                                           -         (1,782)
----------------------------------------------------------------------------------------------
Net loss                                                         $     (892)    $   (2,222)
==============================================================================================
Earnings (loss) per common share BASIC AND DILUTED:
  Continuing operations                                          $    (0.30)    $    (0.15)
  Discontinued operations                                                 -          (0.59)
----------------------------------------------------------------------------------------------
    Net income (loss)                                            $    (0.30)    $    (0.74)
==============================================================================================
Weighted average common shares outstanding
Basic and diluted                                                 3,021,297      3,020,934


See accompanying notes to consolidated financial statements


                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                          Three months ended
                                                    ------------------------------
                                                             December 31,
----------------------------------------------------------------------------------
(In Thousands)                                          2006           2005
                                                                   (Restated)
----------------------------------------------------------------------------------
Net loss                                               $ (892)        $ (2,222)
----------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on securities                   116             (172)
----------------------------------------------------------------------------------
Other comprehensive income (loss)                         116             (172)
----------------------------------------------------------------------------------
Comprehensive loss                                     $ (776)        $ (2,394)
==================================================================================


                                        GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (RESTATED)
----------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                Additional   Accumulated         Other           Total
                                        Preferred     Common     Paid-in      Earnings      Comprehensive    Stockholders'
                                         Stock        Stock      Capital     (Deficit)      Income (Loss)        Equity
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance at September 30, 2005 (as
restated)                                  $-         $ 30    $ 25,228       $  (9,788)        $ (1,095)         $ 14,375

Other comprehensive loss                    -            -           -               -             (172)             (172)

Net loss for the period (as restated)       -            -           -          (2,222)               -            (2,222)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005 (as           $-         $ 30    $ 25,228       $ (12,010)        $ (1,267)         $ 11,981
restated)
============================================================================================================================
Balance at September 30, 2006              $-         $ 30    $ 25,228       $ (15,359)        $ (1,049)         $  8,850

Other comprehensive income                  -            -           -               -              116               116

Net loss for the period                     -            -           -            (892)               -              (892)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006               $-         $ 30    $ 25,228       $ (16,251)        $   (933)         $  8,074
============================================================================================================================

See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three months ended
                                                                                           December 31,
                                                                                  ------------------------------
                                                                                      2006           2005
                                                                                                  (Restated)
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net loss                                                                              $ (892)        $(2,222)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
  Provision for loan loss                                                                148              71
  Amortization of loan acquisition adjustment                                             (7)            (16)
  Depreciation and amortization                                                          115             211
  (Gain) loss on derivatives                                                             (13)            (71)
  Amortization of investment security premiums                                           155             187
  Amortization of mortgage-backed securities premiums                                    106             209
  Amortization of deferred fees                                                          (99)           (158)
  Discount accretion net of premium amortization                                         (72)            (65)
  Amortization of convertible preferred stock costs                                        2               2
  Gain on sale of loans held for sale                                                      -            (809)
  Gain on sale of foreclosed real estate                                                   -            (65)
  Gain on sale of fixed assets                                                           (26)              -
(Increase) decrease in assets
  Disbursements for origination of loans held for sale                                     -         (49,513)
  Proceeds from sales of loans                                                             -          54,634
  Accrued interest and dividend receivable                                                51            (236)
  Prepaid expenses and other assets                                                      236             677
  Deferred loan fees collected, net of deferred costs incurred                           163              51
  Impairment of premises and equipment                                                     -             868
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                  82              10
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      (51)          3,765
----------------------------------------------------------------------------------------------------------------

Continued


                                        GREATER ATLANTIC FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                                    Three months ended
                                                                                       December 31,
                                                                                ---------------------------
                                                                                    2006          2005
                                                                                               (Restated)
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net  increase in loans                                                         $ (1,997)     $ (1,542)
  Disposal  of premises and equipment                                                  15           (86)
  Purchases of investment securities                                                    -        (7,707)

  Proceeds from repayments of investment securities                                  2,895        4,939
  Proceeds from repayments of mortgage-backed securities                             4,090        7,961
  Proceeds from the sale of foreclosed assets                                            -          297
  Purchases of FHLB stock                                                             (225)      (1,350)
  Proceeds from sale of FHLB stock                                                     180          855
-----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                            4,958        3,367
-----------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net decrease in deposits                                                         (12,294)      (6,206)
  Net advances from FHLB                                                              3,000      11,000
  Net decrease in borrowings on reverse repurchase agreements                       (8,602)      (5,736)
  Increase (decrease) in advance payments by borrowers
    for taxes and insurance                                                             (4)         (30)
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              (17,900)        (972)
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   (12,993)       6,160
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                   19,804        4,709
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                      $   6,811     $ 10,869
===========================================================================================================

See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF DECEMBER 31, 2006 AND THE THREE MONTHS
                  ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these consolidated financial statements be read in conjunction with the company's Annual Report on Form 10-K for the year ended September 30, 2006. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2007 or any future periods. In addition to reclassifications related to discontinued operations, other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

(2) RESTATEMENT

         During 2006, the company restated its historical financial statements to reflect the accounting treatment for non-cash losses discovered in an unreconciled inter-company account in its subsidiary, Greater Atlantic Mortgage Corporation ("GAMC"). The losses were discovered as the bank discontinued the operations of the subsidiary. The loss in any given year did not reach a material amount such as to require restatement. However, the bank determined to provide the restatements because the cumulative amount of the losses aggregated $1.4 million. The revisions had no impact on the cash flows of the bank. The table below includes the effect of the restatement and the presentation of GAMC as discontinued operations.

                                        As originally                         Discontinued
                                           reported         Restatement        operations         As restated
                                        ---------------    --------------    ---------------     -------------
Three months ended December 31, 2005
Interest income                            $ 4,739            $    -           $    149           $  4,590
Interest expense                             2,863                 -                122              2,741
Net interest income                          1,876                 -                 27              1,849
Noninterest income                           1,449               (92)             1,055                302
Noninterest expense                          5,384                 -              2,864              2,520
Discontinued operations                          -                 -             (1,782)            (1,782)
Net income (loss)                           (2,130)              (92)                 -             (2,222)
Earnings per share - continuing              (0.71)            (0.03)              0.59              (0.15)
Earnings per share - discontinued            (0.00)             0.00              (0.59)             (0.59)

         The $92,000 adjustment to noninterest income relate to gains on sale of loans. In addition, the September 30, 2005 retained earnings balance was reduced by $1.3 million to reflect the cumulative effect of the restatement of all periods prior to those reflected in this form 10-Q.

(3) Discontinued operations

         On March 29, 2006, we began the process of discontinuing the operations of the bank's mortgage company subsidiary, GAMC. It was determined that this business no longer fit our strategy.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF DECEMBER 31, 2006 AND THE THREE MONTHS
                  ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

                                                     Three months
                                                         ended
                                                     December 31,
                                                   ------------------
                                                         2005
---------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data
Interest income                                             $    149
Interest expense                                                 122
---------------------------------------------------------------------
Net interest income                                               27
Noninterest income                                             1,055
Noninterest expense                                            2,864
---------------------------------------------------------------------
Net income (loss)                                           $ (1,782)
=====================================================================
Earnings (loss) per share - basic                           $  (0.59)
Earnings (loss) per share - diluted                            (0.59)

(4) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows (also see page 20 for discussion of non-performing loans):

                                                             At or for the three months
                                                                 ended December 31,
                                                         ------------------------------------
                                                                2006             2005
---------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                                $ 1,330           $ 1,212
Provisions                                                        148                71
Total charge-offs                                                (325)              (52)
Total recoveries                                                    5                14
---------------------------------------------------------------------------------------------
Net charge-offs                                                  (320)              (38)
---------------------------------------------------------------------------------------------
Balance at end of period                                      $ 1,158           $ 1,245
=============================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period                0.17%             0.02%
=============================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                      247.44%            63.68%
=============================================================================================
Allowance for loan losses to total loans                         0.58%             0.59%
=============================================================================================

(5) REGULATORY MATTERS

         The capital distribution regulation of the OTS requires that the bank provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank paid dividends of $655,000 to the company during the year ended September 30, 2006.

         On December 19, 2006, the company issued a news release announcing that the first quarter distribution of Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, will be deferred. The announcement by the company followed advice received by the bank from the Office of Thrift Supervision that it would not approve the bank's application to pay a cash dividend to the company. Accordingly, the company exercised its right to defer the payment of interest on its 6.50% Convertible Junior Subordinated Debentures Due 2031 related to the Trust Preferred Securities, for an indefinite period (which can be no longer than 20 consecutive quarterly periods).

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF DECEMBER 31, 2006 AND THE THREE MONTHS
                  ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At December 31, 2006, the bank was classified as an adequately-capitalized financial institution.

         The following presents the bank's capital position at December 31, 2006:

--------------------------------------------------------------------------------------------------------
                                        Required      Required     Actual       Actual      Surplus/
                                         Balance      Percent      Balance      Percent    (Shortfall)
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Leverage                                  $14,260        5.00%     $16,041         5.62%     $ 1,781
Tier 1 Risk-based                         $11,192        6.00%     $15,951         8.55%     $ 4,759
Total Risk-based                          $18,654       10.00%     $17,109         9.17%     $(1,545)
========================================================================================================

(6) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of December 31, 2006, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:
  ---------------------------------------------------------------------------------------------------------------
                                                                         Number of    Exercise      Expiration
                                                                           Shares       Price          Date
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2004                226,000
  Options granted                                                          104,000       $ 6.75      10-6-2014
  Options exercised                                                         (8,500)      $ 4.00
  Options expired                                                          (55,500)      $ 6.52
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2005                266,000       $ 6.91
  Options granted                                                           12,000       $ 6.00      3-31-2016
  Options expired                                                          (25,000)      $ 8.37
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2006                253,000       $ 6.72
  Options granted                                                                -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at December 31, 2006                 253,000       $ 6.72
  ===============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF DECEMBER 31, 2006 AND THE THREE MONTHS
                  ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)


         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with pro forma disclosed. As allowable under SFAS 123R, the company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using these assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. The company estimates the fair value of each option on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended December 31, 2006 and December 31, 2005, respectively..

(7) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the three months ended December 31, 2006 and 2005 were the same as the effect of the conversion of preferred securities and the impact of stock options were antidilutive for the periods ended December 31, 2006 and 2005. The effect of the conversion of the preferred securities would result in an increase of 1,373,969 in common shares outstanding.

(8) SEGMENT REPORTING

          The company had two reportable segments, banking and mortgage banking. However, the mortgage-banking activities conducted in GAMC, to which the mortgage-banking segment applied, were discontinued effective March 29, 2006. The bank operates retail deposit branches in the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumers and small businesses with deposit products such as demand, transaction, and savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in residential real estate loans purchased from GAMC and others, and also invests in mortgage-backed and other securities. The mortgage banking activities, which were conducted principally through GAMC, included the origination of residential real estate loans either for sale into the secondary market, with servicing released or for retention in the bank's portfolio.

         On March 29, 2006, we began the process of discontinuing the operations of the bank's subsidiary, GAMC. Because it was unprofitable, it was determined that this business no longer fit our strategy.

         In the third quarter of 2006, we applied discontinued operations accounting for GAMC. Accordingly, the income statements for all periods have been restated. The restatements primarily resulted in a reduction to previously reported levels of net interest income, a reduction in noninterest income and a reduction in noninterest expense.

         Due to the unprofitable operations of GAMC, the company recognized an operating loss of $693,000 for the three months ended December 31, 2005. In addition to the loss from operations, a non-recurring pre-tax impairment charge for long-lived assets of $996,000 was recorded and included in discontinued operations in the consolidated statements of operations.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF DECEMBER 31, 2006 AND THE THREE MONTHS
                  ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

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

         In July 2006, the FASB issued Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" - an Interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by a taxing authority. The term "more-likely-than-not" means a likelihood of more than 50 percent. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early application permitted. Any impact from the adoption of FIN 48 will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. We are currently evaluating the impact of this Interpretation, but do not expect it to be material.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF DECEMBER 31, 2006 AND THE THREE MONTHS
                  ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

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

         The Trust was formed for the sole purpose of investing the proceeds from the sale of the convertible preferred securities in the corresponding convertible debentures. The company has fully and unconditionally guaranteed the preferred securities along with all obligations of the trust related thereto. The sale of the preferred securities yielded $9.3 million after deducting offering expenses. The company retained approximately $1.3 million of the proceeds for general corporate purposes, investing the retained funds in short-term investments. The remaining $8.0 million of the proceeds was invested in the bank to increase its capital position (also see Note 5 Regulatory Matters).

(11) DERIVATIVE FINANCIAL INSTRUMENTS

         The bank has entered into various interest rate caps during fiscal year 2003 and 2002 that total $25 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and are capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the three months ended December 31, 2006 and 2005 the instruments did not meet hedge accounting requirements. The statements of operations include net gains of $13,000 and $71,000 for the three months ended December 31, 2006 and 2005, respectively.

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

MORTGAGE BANKING ACTIVITIES

         The bank's mortgage banking activities primarily consist of originating mortgage loans secured by single-family properties. However, the mortgage-banking activities conducted in GAMC were discontinued effective March 29, 2006 as it was determined that, because it was unprofitable, this business no longer fit our strategy. Mortgage banking involves the origination and sale of mortgage loans for the purpose of generating gains on sale of loans and fee income on the origination of loans, in addition to loan interest income. In recent years, the volume of GAMC's originations had been declining, resulting in losses from mortgage banking operations, which, pursuant to an agreement, the manager had agreed to fund (see Item 1. Legal Proceedings).

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

         Due to the unprofitable operations of GAMC, the company recognized an operating loss of $693,000 for the three months ended December 31, 2005. In addition to the loss from operations, a non-recurring pre-tax impairment charge on long-lived assets of $996,000 was recorded for the three months ended December 31, 2005 and included in discontinued operations in the consolidated statements of operations.

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

         At December 31, 2006 the company's total assets were $286.6 million, compared to the $305.2 million held at September 30, 2006, representing a decrease of 6.10%. This resulted primarily from a decrease in interest-bearing deposits in the bank. Both the bank's overall asset size and customer base decreased during the period and that decline is reflected in the consolidated statements of financial condition and statements of operations. Net loans receivable at December 31, 2006 were $195.2 million, an increase of $1.9 million or 0.96% from the $193.3 million held at September 30, 2006. The increase in loans consisted primarily of $3.2 million in multifamily, $3.7 million in commercial real estate and $1.1 million construction and land loans. That increase was offset in part by decreases in single family, commercial business and consumer loans totaling $6.3 million. At December 31, 2006, investment securities were $73.1 million, a decrease of $7.1 million or 8.81% from the $80.2 million held at September 30, 2006. Deposits at December 31, 2006 were $217.9 million, a decrease of $12.3 million from the $230.2 million held at September 30, 2006.

         On February 22, 2006, the company announced that it had engaged Sandler O'Neill & Partners, L.P. to advise and assist the company in evaluating the financial aspects of all strategic alternatives available, including remaining independent.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

         The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent liabilities. Management continually evaluates its estimates and judgments including those related to the allowance for loan losses and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. The company believes that, of its significant accounting policies, the most critical accounting policies we apply are those related to the evaluation of the adequacy of the allowance for loan losses.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2006 AND DECEMBER 31, 2005

         NET INCOME. For the three months ended December 31, 2006, the company had net loss of $892,000 or $0.30 per diluted share, compared to a net loss from continuing operations of $440,000 or $0.15 per diluted share for the three months ended December 31, 2005. The increase in the net loss of $452,000 over the comparable period one-year ago was primarily the result of an increase in non-interest expense and provision for loan losses and decreases in net interest income and noninterest income.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
Net interest income from continuing operations                                        -------------------------------
Three Months Ended December 31,                         2006              2005           Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 3,670           $ 3,391          $ 279            8.23%
   Investments                                           1,135             1,199            (64)          (5.34)
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,805             4,590            215            4.68
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              2,239             1,765            474           26.86
   Borrowings                                              794               976           (182)         (18.65)
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,033             2,741            292           10.65
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,772           $ 1,849          $ (77)          (4.16)%
=====================================================================================================================

         The decrease in net interest income during the three months ended December 31, 2006, resulted primarily from a $48.4 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $4.5 million more than the decline in average interest-bearing liabilities and was offset in part by a 28 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 2.26% for the three months ended December 31, 2005 to 2.54% for the three months ended December 31, 2006. That increase in net interest margin was offset by an increase of $33,000 in interest expense in the 2006 period compared to a reduction of $41,000 in interest expense in the year ago period resulting from payments made on certain interest rate swap and cap agreements to the comparable period one year ago. That increase in net interest margin also resulted from increasing the average yield on interest-earning assets by 26 basis points more than the increase in the average cost on interest-bearing liabilities.

         INTEREST INCOME. Interest income for the three months ended December 31, 2006 increased $215,000 compared to the three months ended December 31, 2005, primarily as a result of an increase of 128 basis points in the average yield earned on interest earning assets. That increase was partially offset by a decrease of $48.4 million in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $292,000 increase in interest expense for the three months ended December 31, 2006 compared to the 2005 period was principally the result of a 102 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by a $43.9 million decrease in average deposits and borrowings. The increase in interest expense on deposits was primarily due to a 98 basis point increase in rates paid on deposits. The increase in expense was primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $5.2 million in average deposits from $215.7 million for the three months ended December 31, 2005 to $210.5 million for the three months ended December 31, 2006.

         The decrease in interest expense on borrowings for the three months ended December 31, 2006, when compared to the 2005 period, was principally the result of a $38.7 million decrease in average borrowed funds, partially offset by a 151 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $182,000 in interest expense on borrowings were a $369,000 decrease relating to average volume, partially offset by a $187,000 increase relating to average cost.


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

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                                      2006                               2005 (RESTATED)
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                 $   93,132  $    1,717         7.37%  $   102,866   $     1,660        6.45%
   Consumer loans                        59,504       1,180         7.93        68,646         1,116        6.50
   Commercial business loans             39,550         773         7.82        35,891           615        6.85
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total loans                       192,186       3,670         7.64       207,403         3,391        6.54

Investment securities                    57,168         800         5.60        66,191           780        4.71
Mortgage-backed securities               29,704         335         4.51        53,847           419        3.11
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total interest-earning assets     279,058       4,805         6.89       327,441         4,590        5.61
                                                 -----------   -----------               -------------  -------------
Non-earning assets                       11,672                                 16,668
                                     -----------                           ------------
  Total assets                       $  290,730                            $   344,109
                                     ===========                           ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                  $    3,154           7         0.89   $     6,749            15        0.89
   Now and money market accounts         79,378         711         3.58        69,223           524        3.03
   Certificates of deposit              127,998       1,521         4.75       139,723         1,226        3.51
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total deposits                    210,530       2,239         4.25       215,695         1,765        3.27

   FHLB advances                         36,839         496         5.39        50,727           614        4.84
   Other borrowings                      20,019         298         5.95        44,860           362        3.23
                                     ----------- -----------   ----------- ------------  -------------  -------------
  Total interest-bearing
   liabilities                          267,388       3,033         4.54       311,282         2,741        3.52
                                                 -----------   -----------               -------------  -------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      12,330                                 15,668
Other liabilities                         2,266                                  4,065
                                     -----------                           ------------
  Total liabilities                     281,984                                331,015
Stockholders' equity                      8,746                                 13,094
                                     -----------                           ------------
  Total liabilities and
   stockholders' equity              $  290,730                            $   344,109
                                     ===========                           ============

Net interest income                              $    1,772                              $     1,849
                                                 ===========                             =============
Interest rate spread                                                2.35%                                   2.09%
                                                               ============                             =============
Net interest margin                                                 2.54%                                   2.26%
                                                               ============                             =============


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

                                                       THREE MONTHS ENDED
                                                  DECEMBER 31, 2006 COMPARED TO
                                                        DECEMBER 31, 2005
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                        VOLUME RATE TOTAL
                                          -----------------------------------------------
                                                         (IN THOUSANDS)
Real estate loans                              $ (157)         $  214          $  57
Consumer loans                                   (149)            213             64
Commercial business loans                          63              95            158
                                          ----------------  -------------- --------------
      Total loans                                (243)            522            279
Investments                                      (106)            126             20
Mortgage-backed securities                       (188)            104            (84)
                                          ----------------  -------------- --------------
Total interest-earning assets                  $ (537)         $  752          $ 215
                                          ================  ============== ==============

Savings accounts                               $   (8)         $    -          $  (8)
Now and money market accounts                      77             110            187
Certificates of deposit                          (103)            398            295
                                          ----------------  -------------- --------------
  Total deposits                                  (34)            508            474
FHLB advances                                    (168)             50           (118)
Other borrowings                                 (200)            136            (64)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (402)            694            292
                                          ================  ============== ==============
Change in net interest income                  $ (135)         $   58          $ (77)
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

         Non-performing assets were $468,000 or 0.16% of total assets at December 31, 2006, with all classified as substandard, no assets were classified as doubtful or as loss. Non-performing assets decreased $1.5 million from the $2.0 million or 0.58% of total assets classified as non-performing at December 31, 2005. The $1.5 million decrease in non-performing loans does not reflect $1.8 million of loans classified as special mention and is reflected in the $77,000 increase in the provision for loan losses for the December 31, 2006 quarter when compared to the provision made in the year ago quarter. The increase in the provision for loan losses from the year ago period also resulted from increases in the outstanding balance of the bank's commercial real estate, construction and land loans. Those increases were offset by decreases in the outstanding balance of the bank's commercial business and second trust loans. The increase in provision resulted primarily from the increase in the required provision for those loans and the overall increase in the size of the bank's loan portfolio.

         NON-INTEREST INCOME. Non-interest income decreased $132,000 during the quarter ended December 31, 2006, over the comparable period one year ago. That decrease was primarily the result of a decrease of $123,000 in gains on derivatives and gains on sale of foreclosed real estate.

         The following table presents a comparison of the components of non-interest income.

Non-interest income from continuing operations                                             Difference
                                                                               ------------------------------------
Three Months Ended December 31,                       2006          2005           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $  42         $  47            $   (5)           (10.64)%
   Service fees on deposits                             110           104                 6              5.77
   Gain on derivatives                                   13            71               (58)           (81.69)
  Gain on sale of foreclosed real estate                  -            65               (65)          (100.00)
   Other operating income                                 5            15               (10)           (66.67)
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 170         $ 302            $ (132)           (43.71)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $166,000 from $2.5 million for the three months ended December 31, 2005 to $2.7 million for the three months ended December 31 in the current year. The increase was distributed over various non-interest expense categories with the primary contributors being compensation, professional services and occupancy and was partially offset by decreases totaling $183,000 in advertising, deposit insurance premium, furniture fixtures and equipment and data processing.

         The following table presents a comparison of the components of non-interest expense.

Non-interest expense from continuing operations                                                Difference
                                                                                    ---------------------------------
Three Months Ended December 31,                            2006            2005         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 1,266        $ 1,093           $ 173           15.83%
   Occupancy                                                  343            317              26            8.20
   Professional services                                      400            257             143           55.64
   Advertising                                                 24            173            (149)         (86.13)
   Deposit insurance premium                                   23             27              (4)         (14.81)
   Furniture, fixtures and equipment                          130            137              (7)          (5.11)
   Data processing                                            220            243             (23)          (9.47)
   Other operating expense                                    280            273               7            2.56
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 2,686        $ 2,520           $ 166            6.59%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for income taxes for the three months ended December 31, 2006 and 2005 due to our operating losses. The company believes that it will generate future taxable income to assure utilization of a certain portion of the existing net operating losses.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at December 31, 2006 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than       Two - Three     Four - Five     After Five
                                           Total        One Year          Years           Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In thousands)
   FHLB Advances (1)                     $  39,000       $   9,000       $     -        $ 30,000        $      -
   Reverse repurchase agreements             9,972           9,972             -               -               -
   Subordinated debt securities             29,038             655         1,310           1,310          25,763
   Operating leases                          4,604           1,097         2,050             992             465
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                $  82,614       $  20,724       $ 3,360        $ 32,302        $ 26,228
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
                                            Total        One Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In Thousands)

   Certificate of deposit maturities (1) $ 125,627       $ 106,710       $14,934        $  3,890        $     93
   Loan originations                         8,944           8,944             -               -               -
   Unfunded lines of credit                113,122         113,122             -               -               -
   Standby letters of credit                   155             155             -               -               -
   -----------------------------------------------------------------------------------------------------------------
        Total                            $ 247,848       $ 228,931       $14,934        $  3,890        $     93
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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $75.7 million or 26.42% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the three months ended December 31, 2006, the bank's loan purchases and originations totaled $21.3 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed or mortgage related securities or other investment securities during the three months ended December 31, 2006. The investments for the period ended December 31, 2006 are all considered temporary impaired.

         The bank has other sources of liquidity if a need for additional funds arises. At December 31, 2006, the bank had $39.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $12.6 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At December 31, 2006, the bank had commitments to fund loans of $5.7 million, unused outstanding lines of credit of $113.1 million, unused standby letters of credit of $155,000 and undisbursed proceeds of construction mortgages of $3.3 million. Unfunded lines of credit have remained relatively constant and have actually declined during the three months ended December 31, 2006. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December 31, 2006, totaled $106.7 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps and the pay-fixed interest rate swaps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At December 31, 2006, we held an aggregate notional value of $25 million of. One of the interest rate caps had strike rates that were in effect at December 31, 2006, as current LIBOR rates were above the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through depositor and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

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

         Management of the company is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the company's assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the company's internal control over financial reporting during the company's quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

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

        On February 9, 2007, the parties entered into a mutual release resolving any and all related claims and controversies between the parties and obviating the need for all further arbitration and legal proceedings. The resolution of the arbitration should not be construed as an assertion or admission of liability on the part of any of the parties, as all parties expressly deny any and all liability, improper conduct or wrongdoing.


ITEM 1A.   Risk Factors

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At December 31, 2006, our loan portfolio consisted of $32.1 million, or 16.02% of commercial real estate loans, $26.0 million, or 12.95% of construction and land development loans and $39.2 million, or 19.56% of commercial business loans. We intend to increase our emphasis on these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

STRONG COMPETITION WITHIN OUR MARKET AREA COULD HURT OUR ABILITY TO COMPETE AND COULD SLOW OUR GROWTH.

         We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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


                           Date: February 13, 2007