Form 10-Q
period 2007-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2007-05-15
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [v] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                Yes [__] No [X]

     At May 11, 2007, there were 3,024,220 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding

                        GREATER ATLANTIC FINANCIAL CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                  PAGE NO.
------------------------------                                                                                  --------
Item 1. Condensed Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at March 31, 2007 and September 30, 2006...........................3

      Consolidated Statements of Operations
      for the three and six months ended March 31, 2007 and March 31, 2006 (restated)...................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the three and six months ended March 31, 2007 and March 31, 2006 (restated)...................................5

      Consolidated Statements of Changes in Stockholders' Equity
      for the six months ended March 31, 2007 and March 31, 2006 (restated).............................................5

      Consolidated Statements of Cash Flows
      for the six months ended March 31, 2007 and March 31, 2006 (restated).............................................6

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................................................29
Item 1A.  Risk Factors.................................................................................................29
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.................................................31
Item 3.    Defaults Upon Senior Securities.............................................................................31
Item 4.    Submission of Matters to a Vote of Security Holders.........................................................31
Item 5.    Other Information...........................................................................................31
Item 6.    Exhibits....................................................................................................31

SIGNATURES.............................................................................................................32

CERTIFICATIONS.........................................................................................................33

                        GREATER ATLANTIC FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                              March 31,              September 30,
                                                                           ----------------------------------------
                                                                                 2007                   2006 (a)
  -----------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Assets
  Cash and cash equivalents                                                    $  2,637                 $  2,516
  Interest bearing deposits at banks                                             22,153                   17,288
  Investment securities
     Available-for-sale                                                          61,694                   75,461
     Held-to-maturity                                                             3,720                    4,696
  Loans receivable, net                                                         182,941                  193,307
  Accrued interest and dividends receivable                                       1,822                    2,073
  Deferred income taxes                                                           1,894                    1,928
  Federal Home Loan Bank stock, at cost                                           2,204                    2,388
  Premises and equipment, net                                                     2,560                    2,764
  Goodwill                                                                          956                      956
  Prepaid expenses and other assets                                               1,422                    1,842
  -----------------------------------------------------------------------------------------------------------------
  Total assets                                                                 $284,003                 $305,219
  =================================================================================================================
  Liabilities and stockholders' equity
  Liabilities
  Deposits                                                                     $226,627                 $230,174
  Advance payments from borrowers for taxes and insurance                           390                      270
  Accrued expenses and other liabilities                                          1,428                    1,963
  Advances from the FHLB and other borrowings                                    38,954                   54,574
  Junior subordinated debt securities                                             9,392                    9,388
  -----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                             276,791                  296,369
  -----------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  -----------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                             -                        -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,024,220 shares outstanding                             30                       30
     Additional paid-in capital                                                  25,250                   25,228
     Accumulated deficit                                                        (17,075)                 (15,359)
     Accumulated other comprehensive loss                                          (993)                  (1,049)
  -----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                      7,212                    8,850
  -----------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                   $284,003                 $305,219
  =================================================================================================================

(a) Consolidated Statement of Financial Condition as of September 30, 2006 has been derived from audited consolidated financial statements. See accompanying notes to consolidated financial statements


                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended                        Six Months Ended
                                                             March 31,                                March 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)          2007                2006                2007                2006
---------------------------------------------------------------------------------------------------------------------------
                                                                         (Restated)                              (Restated)
Interest income
  Loans                                               $ 3,651             $ 3,399             $ 7,322             $ 6,790
  Investments                                             943               1,201               2,077               2,400
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                   4,594               4,600               9,399               9,190
---------------------------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                              2,187               1,890               4,426               3,654
  Borrowed money                                          712                 949               1,474               1,966
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                  2,899               2,839               5,900               5,620
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                     1,695               1,761               3,499               3,570
Provision for loan losses                                 145                   3                 293                  74
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     1,550               1,758               3,206               3,496
---------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                155                 146                 307                 297
  Gain (loss) on derivatives                              (13)                179                 (33)                291
  Gain on sale of foreclosed real estate                    -                   -                   -                  65
  Other operating income                                    6                   5                  11                  20
---------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                  148                 330                 285                 673
---------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                    1,175               1,194               2,441               2,286
  Occupancy                                               344                 334                 687                 651
  Professional services                                   323                 261                 722                 519
  Advertising                                              45                 190                  69                 364
  Deposit insurance premium                                 7                  25                  30                  52
  Furniture, fixtures and equipment                       137                 143                 267                 280

  Data processing                                         233                 225                 452                 468
  Other operating expenses                                258                 254                 539                 528
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                               2,522               2,626               5,207               5,148
---------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes      (824)               (538)             (1,716)               (979)
Provision for income taxes                                  -                   -                   -                   -
---------------------------------------------------------------------------------------------------------------------------
    Loss from continuing operations                      (824)               (538)             (1,716)               (979)
Discontinued operations:
  Loss from operations                                      -                (698)                  -              (2,480)
---------------------------------------------------------------------------------------------------------------------------
Net loss                                              $  (824)           $ (1,236)           $ (1,716)           $ (3,459)
===========================================================================================================================
Earnings (loss) per common share BASIC AND DILUTED:
  Continuing operations                               $ (0.27)             $(0.18)             $(0.57)             $(0.32)
  Discontinued operations                                   -               (0.23)                  -               (0.82)
---------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                 $ (0.27)             $(0.41)             $(0.57)             $(1.14)
===========================================================================================================================
Weighted average common shares outstanding
Basic and diluted                                   3,023,911           3,020,934           3,022,590           3,020,934

See accompanying notes to consolidated financial statements


                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                     Three months ended                        Six months ended
                                                -------------------------------------------------------------------------
                                                         March 31,                               March 31,
-------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                     2007                 2006                2007                2006
                                                                    (Restated)                              (Restated)
-------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                             $ (824)             $ (1,236)          $ (1,716)            $ (3,459)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax
   Unrealized (loss) gain on securities            (60)                   19                 56                 (153)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                  (60)                   19                 56                 (153)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                     $ (884)             $ (1,217)          $ (1,660)            $ (3,612)
=========================================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
           FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (RESTATED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                               Additional         Other                 Total
                                          Preferred   Common      Paid-in       Earnings       Comprehensive        Stockholders'
                                           Stock      Stock       Capital      (Deficit)       Income (Loss            Equity
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance at September 30, 2005 (as restated)  $-       $ 30        $ 25,228     $  (9,788)         $ (1,095)           $ 14,375

Other comprehensive loss                      -          -               -             -              (153)               (153)

Net loss for the period (as restated)         -          -               -        (3,459)                -              (3,459)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2006 (as restated)      $-       $ 30        $ 25,228     $ (13,247)         $ (1,248)           $ 10,763
====================================================================================================================================
Balance at September 30, 2006                $-       $ 30        $ 25,228     $ (15,359)         $ (1,049)           $  8,850

Stock Option Expense                          -          -              22             -                 -                  22

Other comprehensive income                    -          -               -             -                56                  56

Net loss for the period                       -          -               -        (1,716)                -              (1,716)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2007                    $-       $ 30        $ 25,250     $ (17,075)         $   (993)           $  7,212
====================================================================================================================================

See accompanying notes to consolidated financial statements


                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six months ended March 31,
                                                                    ---------------------------------
                                                                        2007                 2006
                                                                                          (Restated)
-----------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net loss                                                              $ (1,716)            $(3,459)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
  Provision for loan loss                                                  293                  74
  Amortization of loan acquisition adjustment                              (25)                (26)
  Depreciation and amortization                                            228                 419
  Loss (gain) on derivatives                                                33                (291)
  Amortization of investment security premiums                             363                 442
  Amortization of mortgage-backed securities premiums                      214                 371
  Amortization of deferred fees                                           (178)               (286)
  Discount accretion net of premium amortization                          (145)               (135)
  Amortization of convertible preferred stock costs                          4                   5
  Gain on sale of loans held for sale                                        -              (1,465)
  Gain on sale of foreclosed real estate                                     -                 (65)
  Gain on sale of fixed assets                                               -                 (26)
(Increase) decrease in assets
  Disbursements for origination of loans held for sale                       -             (91,477)
  Proceeds from sales of loans                                               -              98,987
  Accrued interest and dividend receivable                                 251                (218)
  Prepaid expenses and other assets                                        351                 804
  Deferred loan fees collected, net of deferred costs incurred             260                 163
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                  (477)               (314)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       (544)              3,503
-----------------------------------------------------------------------------------------------------

Continued

                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                       Six months ended March 31,
                                                                    ----------------------------------
                                                                          2007               2006
                                                                                          (Restated)
------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net  decrease in loans                                                $ 10,161            $ 1,492
  Disposal (purchase) of premises and equipment                              (24)               811
  Purchases of investment securities                                           -             (7,707)
  Proceeds from repayments of investment securities                        6,224              8,401
  Proceeds from repayments of mortgage-backed securities                   8,032             14,322
  Proceeds from the sale of foreclosed assets                                  -                297
  Purchases of FHLB stock                                                   (653)            (1,800)
  Proceeds from sale of FHLB stock                                           837              1,915
------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                 24,577             17,731
------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net decrease in deposits                                                (3,547)            (6,603)
  Net decrease in advances from the FHLB and other borrowings            (15,620)           (12,148)
  Increase (decrease) in advance payments by borrowers
    for taxes and insurance                                                  120                 73
------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                    (19,047)           (18,678)
------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                      4,986              2,556
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                         19,804              4,709
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                             $ 24,790            $ 7,265
======================================================================================================

See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      INFORMATION AS OF MARCH 31, 2007 AND THREE AND THE SIX MONTHS ENDED
                            MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these consolidated financial statements be read in conjunction with the company's Annual Report on Form 10-K for the year ended September 30, 2006. The results of operations for the three months or the six months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2007 or any future periods. In addition to reclassifications related to discontinued operations, other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

        As previously reported in a Form 8-K filed on April 16, 2007, on April 12, 2007, the company announced that it and Summit Financial Group, Inc. ("Summit") entered into a definitive agreement for the company to merge with and into Summit and that the bank and Bay-Vanguard Federal Savings Bank ("Bay-Vanguard"), entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland.

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

                                        As originally                               Discontinued
                                          reported                Restatement        operations              As restated
                                        --------------            -----------       ------------             -----------
Three months ended March 31, 2006
Interest income                            $ 4,722                  $    -           $   122                  $ 4,600
Interest expense                             2,949                       -               110                    2,839
Net interest income                          1,773                       -                12                    1,761
Noninterest income                           1,405                     (50)            1,025                      330
Noninterest expense                          4,361                       -             1,735                    2,626
Discontinued operations                          -                       -              (698)                    (698)
Net income (loss)                           (1,186)                    (50)                -                   (1,236)
Earnings per share - continuing              (0.39)                  (0.02)             0.23                    (0.18)
Earnings per share - discontinued            (0.00)                   0.00             (0.23)                   (0.23)
Six months ended March 31, 2006
Interest income                            $ 9,461                  $    -           $   271                  $ 9,190
Interest expense                             5,852                       -               232                    5,620
Net interest income                          3,609                       -                39                    3,570
Noninterest income                           2,894                    (144)            2,077                      673
Noninterest expense                          9,744                       -             4,596                    5,148
Discontinued operations                          -                       -            (2,480)                  (2,480)
Net income (loss)                           (3,315)                   (144)                -                   (3,459)
Earnings per share - continuing              (1.10)                  (0.04)             0.82                    (0.32)
Earnings per share - discontinued            (0.00)                   0.00             (0.82)                   (0.82)

         The $50,000 and $144,000 adjustments to noninterest income, shown in the restatement column above, relate to gains on sale of loans. In addition, the September 30, 2005 retained earnings balance was reduced by $1.3 million to reflect the cumulative effect of the restatement of all periods prior to those reflected in this form 10-Q.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      INFORMATION AS OF MARCH 31, 2007 AND THREE AND THE SIX MONTHS ENDED
                            MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

(3) DISCONTINUED OPERATIONS

         On March 29, 2006, we began the process of discontinuing the operations of the bank's mortgage company subsidiary, GAMC. It was determined that this business no longer fit our strategy.

         As a result of the above action, we applied discontinued operations accounting in the third quarter of 2006, as we completed the closing of the GAMC business. Accordingly, the income statements for all periods have been adjusted. The reclassification of GAMC's results to discontinued operations primarily resulted in a reduction to previously reported levels of net interest income, a reduction in noninterest income and a reduction in noninterest expense. The table below summarizes GAMC's results which were treated as discontinued operations for the periods indicated

                                             Three months ended      Six months ended March
                                                 March 31,                    31,
                                             -----------------------------------------------
                                                  2006                      2006
--------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)
Interest income                                  $   122                   $    271
Interest expense                                     110                        232
--------------------------------------------------------------------------------------------
Net interest income                                   12                         39
Noninterest income                                 1,025                      2,077
Noninterest expense                                1,735                      4,596
--------------------------------------------------------------------------------------------
Net income (loss)                                $  (698)                  $ (2,480)
============================================================================================
Earnings (loss) per share - basic                $ (0.23)                  $  (0.82)
Earnings (loss) per share - diluted                (0.23)                     (0.82)

(4) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows (also see page 22 for discussion of non-performing loans):

                                                                At or for the six months ended
                                                                        March 31,
                                                          ----------------------------------------
                                                              2007                    2006
--------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                             $ 1,330                $ 1,212
Provisions                                                     293                     74
Total charge-offs                                             (327)                   (56)
Total recoveries                                               626                     20
--------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                   299                    (36)
--------------------------------------------------------------------------------------------------
Balance at end of period                                   $ 1,922                $ 1,250
==================================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period            (0.16)%                 0.02%
==================================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                   118.13%                 86.45%
==================================================================================================
Allowance for loan losses to total loans                      1.02%                  0.62%
==================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      INFORMATION AS OF MARCH 31, 2007 AND THREE AND THE SIX MONTHS ENDED
                            MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

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

         Our total recorded investment in impaired collateral dependent loans at March 31, 2007 was $1.3 million and the related allowance associated with impaired loans was $500,000. There were no impaired loans in the comparable period one year ago. At March 31, 2007, all impaired loans had a related allowance and we have not recognized interest income on impaired loans after the date that the loans were deemed to be impaired.

(5) REGULATORY MATTERS

         The capital distribution regulation of the OTS requires that the bank provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank paid dividends of $655,000 to the company during the year ended September 30, 2006.

         On December 19, 2006, the company issued a news release announcing that the first quarter distribution on the Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, will be deferred. The announcement by the company followed advice received by the bank that the Office of Thrift Supervision would not approve the bank's application to pay a cash dividend to the company. Accordingly, the company exercised its right to defer the payment of interest on its 6.50% Convertible Junior Subordinated Debentures Due 2031 related to the Trust Preferred Securities, for an indefinite period (which can be no longer than 20 consecutive quarterly periods).

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10% and an adequately capitalized financial institution is one with Tier 1 leverage capital of 4%, Tier 1 risk-based capital of 4% and total risk-based capital of 8%. At March 31, 2007, the bank was classified as an adequately capitalized financial institution.

        There are currently no orders, agreements, recommendations or understandings with our regulatory agency, which, if implemented, would affect our liquidity, capital resources, or results of operations. As an adequately capitalized institution, the Bank cannot issue brokered certificates of deposit without OTS or FDIC permission. We do not believe that limitation will have a material impact on the Bank's operations.

         The following presents the bank's capital position at March 31, 2007:

------------------------------------------------------------------------------------------------------
                                               Required
                                             Percent to be
                            Required             Well          Actual         Actual       Surplus/
                            Balance          Capitalized       Balance        Percent     (Shortfall)
------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Leverage                     $14,134             5.00%         $15,426        5.46%        $  1,292
Tier 1 Risk-based            $10,815             6.00%         $15,336        8.51%        $  4,521
Total Risk-based             $18,024            10.00%         $17,258        9.57%        $   (766)
======================================================================================================

        Greater Atlantic Financial Corp., the holding company for Greater Atlantic Bank, announced on February 20, 2007, it received a letter from The Nasdaq Stock Market advising that the Nasdaq Listing Qualifications Panel

                       GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      INFORMATION AS OF MARCH 31, 2007 AND THREE AND THE SIX MONTHS ENDED
                            MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

had determined to delist the shares of the Company from the Nasdaq Global Market, and will suspend trading of the Company's shares effective Thursday, February 22, 2007.

        As previously reported, on February 6, 2007, the Company was notified that the Company's failure to maintain the minimum of $10,000,000 stockholders' equity requirement for continued listing on the Nasdaq Global Market, as set forth in Marketplace Rule 4450 (a) (3), served as an additional basis for delisting the Company's shares from the Nasdaq Global Market. In its SEC Form 10-K for the period ended September 30, 2006, filed on January 31, 2007, the Company reported stockholders' equity of $8,850,000. Because of the $1,150,000 deficiency in stockholders' equity, the Company did not make a presentation to the Panel to consider the Company's continued listing on the Nasdaq Global Market or to transfer its listing to the Nasdaq Capital Market. The Company's common stock is currently listed on the Pink Sheet under the symbol GAFC.PK.

(6) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of March 31, 2007, 94,685 warrants were issued.


         The following summary represents the activity under the Plan:
  ---------------------------------------------------------------------------------------------------------------
                                                                     Number of        Exercise       Expiration
                                                                      Shares           Price           Date
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2004          226,000
  Options granted                                                    104,000           $ 6.75        10-6-2014
  Options exercised                                                   (8,500)          $ 4.00
  Options expired                                                    (55,500)          $ 6.52
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2005          266,000           $ 6.91
  Options granted                                                     12,000           $ 6.00         3-31-2016
  Options expired                                                    (25,000)          $ 8.37
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2006          253,000           $ 6.72
  Options granted                                                          -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at March 31, 2007              253,000           $ 6.72
  ===============================================================================================================

         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with pro forma disclosed. As allowable under SFAS 123R, the company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using those assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. The company estimates the fair value of each option on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the six months ended March 31, 2007 and March 31, 2006, respectively.

                      GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      INFORMATION AS OF MARCH 31, 2007 AND THREE AND THE SIX MONTHS ENDED
                            MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

(7) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the six months ended March 31, 2007 and 2006 were the same as the effect of the conversion of preferred securities and the impact of stock options were antidilutive for the periods ended March 31, 2007 and 2006. The effect of the conversion of the preferred securities would result in an increase of 1,373,469 in common shares outstanding.

(8) SEGMENT REPORTING

          The company had two reportable segments, banking and mortgage banking until the mortgage-banking activities conducted in GAMC, to which the mortgage-banking segment applied, were discontinued effective March 29, 2006. The bank operates retail deposit branches in the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumers and small businesses with deposit products such as demand, transaction, and savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in purchased residential real estate loans , and also invests in mortgage-backed and other securities.

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

(9) RECENT ACCOUNTING STANDARDS

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

                      GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      INFORMATION AS OF MARCH 31, 2007 AND THREE AND THE SIX MONTHS ENDED
                            MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

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

         In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits companies to report certain financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company can elect to apply the standard prospectively and measure certain financial instruments at fair value beginning January 1, 2008. The Company is currently evaluating the guidance contained in SFAS 159, and has yet to determine which assets or liabilities (if any) will be selected. At adoption, the difference between the carrying amount and the fair value of existing eligible assets and liabilities selected (if any) would be recognized via a cumulative adjustment to beginning retained earnings on October 1, 2008.

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

         On December 19, 2006, the Company issued a news release announcing that the first quarter distribution on the Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, will be deferred. The announcement by the Company follows advice received by Greater Atlantic Bank from the Office of Thrift Supervision that it would not approve Greater Atlantic Bank's application to pay a cash dividend to the Company.

                      GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      INFORMATION AS OF MARCH 31, 2007 AND THREE AND THE SIX MONTHS ENDED
                            MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

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

(11) DERIVATIVE FINANCIAL INSTRUMENTS

         During fiscal years 2003 and 2002, the bank entered into various interest rate caps that total $25 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and are capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the six months ended March 31, 2007 and 2006 the instruments did not meet hedge accounting requirements. The statements of operations include net losses of $33,000 and gains of $291,000 for the six months ended March 31, 2007 and 2006, respectively.

(12) SUBSEQUENT EVENTS

        As previously reported in a Form 8-K filed on April 16, 2007, on April 12, 2007, the company announced that it and Summit Financial Group, Inc. ("Summit") entered into a definitive agreement for the company to merge with and into Summit and that the bank and Bay-Vanguard Federal Savings Bank ("Bay-Vanguard"), entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland.

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

MORTGAGE BANKING ACTIVITIES

         The bank's mortgage banking activities primarily consisted of originating mortgage loans secured by single-family properties. Those activities were conducted in GAMC and were discontinued effective March 29, 2006 as it was determined that, because it was unprofitable, this business no longer fit our strategy. Mortgage banking involves the origination and sale of mortgage loans for the purpose of generating gains on sale of loans and fee income on the origination of loans, in addition to loan interest income. In recent years, the volume of GAMC's originations had been declining, resulting in losses from mortgage banking operations.

         In the third quarter of 2006, we applied discontinued operations accounting for GAMC as we completed closing those operations during the quarter, and accordingly, the income statements for all periods have been adjusted. The reclassifications primarily resulted in a reduction to previously reported levels of net interest income, a reduction in noninterest income and a reduction in noninterest expense.

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

         At March 31, 2007 the company's total assets were $284.0 million, compared to the $305.2 million held at September 30, 2006, representing a decrease of 6.95%. The decrease resulted primarily from a decrease in investment securities and loans receivable and was offset in part by an increase in interest bearing deposits in the bank. The decline in the bank's overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage its assets and liabilities to maintain an adequately capitalized position.

         Net loans receivable at March 31, 2007 were $182.9 million, a decrease of $10.4 million or 5.36% from the $193.3 million held at September 30, 2006. The decrease in loans consisted primarily of a $5.7 million decline in the Bank's single family loan portfolio, coupled with a decrease of $6.4 million in the Bank's consumer loan portfolio. Because the Bank's single family and consumer loan portfolios consist primarily of adjustable-rate loans, with the current inverted yield curve, where short-term rates are higher than rates for longer terms, customers are able to extend the terms of their mortgages at lower rates. Customers are also refinancing away from adjustable-rate loans and into longer term, fixed-rate loans or curtailing outstanding balances. Multifamily loans outstanding increased by $3.2 million and commercial real estate loans increased by $3.5 million during the period. Those increases were offset in part by decreases of $2.0 million in construction and land loans and $2.2 million in commercial business loans. The decrease in construction and land loans was primarily in the single family residential sector of the market. The company anticipates that lending in that area will continue to decline as a result of the current slow sales pace occurring in the single family market.

         At March 31, 2007, investment securities were $65.4 million, a decrease of $14.7 million or 18.39% from the $80.2 million held at September 30, 2006. The decline in investment securities was used to reduced higher cost wholesale funding including borrowings, brokered deposits and wholesale deposits.

         Deposits at March 31, 2007 were $226.6 million, a decrease of $3.5 million from the $230.2 million held at September 30, 2006. Our total deposits continue to decline because the bank has reduced its reliance on brokered deposits and wholesale deposits, which have a higher cost. Those types of deposits have declined $33.6 million since March 31, 2006 while total retail deposits have increased $31.1 million. The increase in retail deposits is primarily in certificates of deposits and money fund accounts which have been obtained through the Bank's marketing efforts and are at a lower cost than brokered and wholesale deposits.

         On February 22, 2006, the company announced that it had engaged Sandler O'Neill & Partners, L.P. to advise on the financial aspects of the company's review of its strategic options and assist the company in evaluating the financial aspects of all strategic alternatives available.

        As previously reported in a Form 8-K filed on April 16, 2007, on April 12, 2007, the company announced that it and Summit Financial Group, Inc. ("Summit") entered into a definitive agreement for the company to merge with and into Summit and that the bank and Bay-Vanguard Federal Savings Bank ("Bay-Vanguard"), entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland.

        The merger is expected to be completed in the fourth calendar quarter of 2007, subject to regulatory and shareholder approvals. Immediately following the merger, the bank intends to merge with and into Summit Community Bank.

        The bank will sell its leased branch office located at 8070 Ritchie Highway, Pasadena, Maryland, to Bay-Vanguard. Under the agreement, Bay-Vanguard will pay an 8.5% premium on the balance of deposits assumed at closing. At March 31, 2007, the deposits at the Pasadena branch office on which the deposit premium would apply totaled approximately $50.9 million. Bay-Vanguard will also purchase the branch office's fixed assets, but will not acquire any loans as part of the transaction. The purchase is expected to be completed during the third calendar quarter of 2007, subject to regulatory approval.

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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2007 AND MARCH 31, 2006

         NET INCOME. For the three months ended March 31, 2007, the company had a net loss of $824,000 or $0.27 per diluted share, compared to a net loss from continuing operations of $538,000 or $0.18 per diluted share for the three months ended March 31, 2006. The increase in the net loss of $286,000 over the comparable period one-year ago was primarily the result of decreases in net interest income, non-interest income and an increase in the provision for loan losses and was offset by a decrease in non-interest expense. The ongoing net losses from continuing operations remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained. Due to the recent losses arising from the operations of Greater Atlantic Mortgage Corporation, the Bank is currently managing its assets and liabilities to maintain an adequately capitalized status. Because of the impact on the risk-based capital requirements, the bank cannot aggressively expand its commercial loan portfolio. In addition, the resulting reduction in the bank's loans to one borrower limit makes it difficult to maintain a consistent level of outstanding loans to larger customers. Those factors have caused earning assets to decline; impacting earnings, as well as the margin pressure from the inverted yield curve, and have presented a very challenging environment in which to increase our net interest margin.

         Accordingly the Company has entered into agreements, to merge with and into Summit Financial Group, Inc, and to sell its Pasadena, Maryland branch to Bay-Vanguard Federal Savings Bank. Alternatively, in order for the Company to achieve profitability it would have had to have sold a sufficient number of branches to increase capital and reduce overall operating cost.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                            Difference
                                                                                ----------------------------------
Three Months Ended March 31,         2007                   2006                 Amount                 %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                           $ 3,651                $ 3,399                $  252                  7.41%
   Investments                         943                  1,201                  (258)               (21.48)
------------------------------------------------------------------------------------------------------------------
Total                                4,594                  4,600                    (6)                (0.13)
------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                          2,187                  1,890                   297                 15.71
   Borrowings                          712                    949                  (237)               (24.97)
------------------------------------------------------------------------------------------------------------------
Total                                2,899                  2,839                    60                  2.11
------------------------------------------------------------------------------------------------------------------
Net interest income                $ 1,695                $ 1,761                $  (66)                (3.75)%
==================================================================================================================

        The decrease in net interest income during the three months ended March 31, 2007, from the comparable period one year ago, resulted primarily from a $37.2 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $4.7 million more than the decline in average interest-bearing liabilities. That decrease was offset in part by a 22 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 2.29% for the three months ended March 31, 2006 to 2.51% for the three months ended March 31, 2007. The increase in net interest margin resulted from increasing the average yield on interest-earning assets by 24 basis points more than the increase in the average cost on interest-bearing liabilities.

        The interest rate environment has been a difficult one for most financial institutions. With short-term rates close to or at times even higher than long-term rates, the prospects of expanding interest rate spread and net interest margin has been difficult at best. We expect the interest rate environment to remain challenging and we believe it will continue to have an impact on our net interest margin and net interest rate spread. We also believe, however, that our strategy of changing the balance sheet from one that was wholesale oriented, as reflected in the Company's decline in relying on brokered and internet deposits, to one which is more retail oriented will benefit us over time. We believe that change will position us to realize a benefit when the interest rate environment improves. If market interest rates were to rise, given our asset sensitivity position, we would also expect our net interest margin to improve. However, in a declining rate environment our interest rate spread and our net interest income would decline. The Bank continues to monitor the markets and its interest rate position to alleviate any material changes in net interest margin.

         INTEREST INCOME. Interest income for the three months ended March 31, 2007 decreased $6,000 compared to the three months ended March 31, 2006, primarily as a result of a decrease of $37.2 million in the average outstanding balances of loans and investment securities and was partially offset by an increase of 82 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $60,000 increase in interest expense for the three months ended March 31, 2007 compared to the 2006 period was principally the result of a 58 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by a $32.4 million decrease in average amount of deposits and borrowings. The increase in interest expense on deposits was primarily due to a 71 basis point increase in rates paid on deposits, primarily due to higher rates paid on interest-bearing demand deposits and certificates and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $7.6 million in the average amount of deposits from $213.5 million for the three months ended March 31, 2006 to $205.9 million for the three months ended March 31, 2007.

         The decrease in interest expense on borrowings for the three months ended March 31, 2007, when compared to the 2006 period, was principally the result of a $24.9 million decrease in average borrowed funds, partially offset by a 48 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $237,000 in interest expense on borrowings were a $313,000 decrease relating to average volume, partially offset by a $76,000 increase relating to average cost.

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

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                      ----------------------------------------------------------------------------------------------
                                                          2007                                         2006 (RESTATED)
                                      -------------------------------------------------   ------------------------------------------
                                                         INTEREST                                        INTEREST          AVERAGE
                                         AVERAGE         INCOME/        AVERAGE YIELD/    AVERAGE        INCOME/          YIELD/
                                         BALANCE         EXPENSE            RATE           BALANCE       EXPENSE           RATE
                                      -------------------------------------------------   ------------------------------------------
ASSETS:                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                    $  93,062       $   1,696             7.29%      $  93,874          $ 1,674            7.13%
   Consumer loans                          56,230           1,074             7.64          66,793            1,153            6.90
   Commercial business loans               39,919             881             8.83          33,891              572            6.75
                                       ----------      ----------         -----------   ----------         --------          -------
      Total loans                         189,211           3,651             7.72         194,558            3,399            6.99

Investment securities                      54,579             662             4.85          66,487              809            4.87
Mortgage-backed securities                 25,979             281             4.33          45,913              392            3.42
                                       ----------      ----------         -----------   ----------         --------          -------
      Total interest-earning assets       269,769           4,594             6.81         306,958            4,600            5.99
                                                       ----------         -----------                      --------          -------
Non-earning assets                         11,119                                           13,008
                                       ----------                                       ----------
  Total assets                          $ 280,888                                        $ 319,966
                                       ==========                                       ==========

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                     $   3,233               7             0.87       $   5,365               12            0.89
   Now and money market accounts           75,438             657             3.48          73,306              600            3.27
   Certificates of deposit                127,228           1,523             4.79         134,784            1,278            3.79
                                       ----------      ----------         -----------   ----------         --------          -------
      Total deposits                      205,899           2,187             4.25         213,455            1,890            3.54

   FHLB advances                           38,378             505             5.26          39,125              454            4.64
   Other borrowings                        15,201             207             5.45          39,339              495            5.03
                                       ----------      ----------         -----------   ----------         --------          -------
  Total interest-bearing liabilities      259,478           2,899             4.47         291,919            2,839            3.89
                                                       ----------         -----------                      --------          -------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits        11,473                                           14,927
Other liabilities                           2,096                                              625
                                       ----------                                       ----------
  Total liabilities                       273,047                                          307,471
Stockholders' equity                        7,841                                           12,495
                                       ----------                                       ----------
  Total liabilities and stockholders'
   Equity                               $ 280,888                                        $ 319,966
                                       ==========                                       ==========

Net interest income                                     $   1,695                                           $ 1,761
                                                       ==========                                          =========
Interest rate spread                                                          2.34%                                            2.10%
                                                                          ===========                                        =======
Net interest margin                                                           2.51%                                            2.29%
                                                                          ===========                                        =======

                                       19

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

                                                                              THREE MONTHS ENDED
                                                                          MARCH 31, 2007 COMPARED TO
                                                                                MARCH 31, 2006
                                                        ---------------------------------------------------------------
                                                                            CHANGE ATTRIBUTABLE TO
                                                        ---------------------------------------------------------------
                                                              VOLUME                  RATE                TOTAL
                                                        ---------------------------------------------------------------
                                                                                (IN THOUSANDS)
Real estate loans                                               $   (14)               $   36              $    22
Consumer loans                                                     (182)                  103                  (79)
Commercial business loans                                           102                   207                  309
                                                        --------------------    ------------------  -------------------
      Total loans                                                   (94)                  346                  252
Investments                                                        (145)                   (2)                (147)
Mortgage-backed securities                                         (170)                   59                 (111)
                                                        --------------------    ------------------  -------------------
Total interest-earning assets                                     $(409)               $  403              $    (6)
                                                        ====================    ==================  ===================

Savings accounts                                                $    (5)               $    -              $    (5)
Now and money market accounts                                        17                    40                   57
Certificates of deposit                                             (72)                  317                  245
                                                        --------------------    ------------------  -------------------
  Total deposits                                                    (60)                  357                  297
FHLB advances                                                        (9)                   60                   51
Other borrowings                                                   (304)                   16                 (288)
                                                        --------------------    ------------------  -------------------
Total interest-bearing liabilities                                 (373)                  433                   60
                                                        ====================    ==================  ===================
Change in net interest income                                   $  (36)                $  (30)             $   (66)
                                                        ====================    ==================  ===================

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

         Non-performing assets were $1.6 million or 0.57% of total assets at March 31, 2007, with $1.3 million classified as substandard, and $300,000 classified as doubtful or as loss. Non-performing assets increased $181,000 from the $1.4 million or 0.46% of total assets classified as non-performing at March 31, 2006. The increase in non-performing loans does not reflect $484,000 of loans classified as special mention. Credit quality remains strong, with a ratio of non-performing assets to total assets of 0.57%, and with negligible nonperforming and past-due loans. The $142,000 increase in the provision from the year ago period resulted primarily from increases in the outstanding balance of the bank's commercial real estate, and multi-family loans which are more at risk than single family loans. Those increases were partially offset by decreases in the outstanding balance of the bank's commercial business and second trust loans and the provision required for those loans. (See Note 4 for summary of the allowance for loan losses).

         NON-INTEREST INCOME. Non-interest income decreased $182,000 during the quarter ended March 31, 2007, over the comparable period one year ago. That decrease was primarily the result of a decrease of $192,000 in gains on derivatives and was partially offset by an increase of $11,000 in deposit fees.

         The following table presents a comparison of the components of non-interest income.

Non-interest income from continuing operations                                             Difference
                                                                             -------------------------------------
Three Months Ended March 31,          2007                2006                Amount                      %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans             $  45              $  47                  $   (2)                   (4.26)%
   Service fees on deposits            110                 99                      11                    11.11
   Gain (loss) on derivatives          (13)               179                    (192)                 (107.26)
   Other operating income                6                  5                       1                    20.00
------------------------------------------------------------------------------------------------------------------
      Total non-interest income      $ 148              $ 330                  $ (182)                  (55.15)%
==================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $104,000 from $2.6 million for the three months ended March 31, 2006 to $2.5 million for the three months ended March 31 in the current year. The decrease was distributed over various non-interest expense categories with the primary contributors being compensation, advertising, deposit insurance premiums and furniture, fixtures and equipment and was partially offset by increases totaling $84,000 in occupancy, professional services, data processing and other operating expense.

         The following table presents a comparison of the components of non-interest expense.

Non-interest income from continuing operations                                             Difference
                                                                             -------------------------------------
Three Months Ended March 31,          2007                2006                Amount                      %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits     $ 1,175            $ 1,194                 $ (19)               (1.59)%
   Occupancy                                  344                334                    10                 2.99
   Professional services                      323                261                    62                23.75
   Advertising                                 45                190                  (145)              (76.32)
   Deposit insurance premium                    7                 25                   (18)              (72.00)
   Furniture, fixtures and equipment          137                143                    (6)               (4.20)
   Data processing                            233                225                     8                 3.56
   Other operating expense                    258                254                     4                 1.57
------------------------------------------------------------------------------------------------------------------
Total non-interest expense                $ 2,522            $ 2,626                $ (104)               (3.96)%
==================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for income taxes for the three months ended March 31, 2007 and 2006 due to our operating losses. The company believes that it will generate future taxable income through earnings and branch sales, to assure utilization of a certain portion of the existing net operating losses.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at March 31, 2007 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

----------------------------------------------------------------------------------------------------------------------------------
                                                           Less Than          Two -               Four - Five           After Five
                                         Total              One Year       Three Years               Years                Years
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
FHLB Advances (1)                     $ 36,000             $  6,000          $ 25,000            $ 5,000              $      -
Reverse repurchase agreements            2,954                2,954                 -                  -                     -
Subordinated debt securities (2)        25,818                  655             1,310              1,310                22,543
Operating leases                         4,342                1,107             1,993                808                   434
-------------------------------------------------------------------------------------------------------------------------------
   Total obligations                  $ 69,114             $ 10,716          $ 28,303            $ 7,118              $ 22,977
==================================================================================================================================
(1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.
(2) Includes principal and interest due on our junior subordinated debt securities.

Other Commercial Commitments

----------------------------------------------------------------------------------------------------------------------------------
                                                        Less Than          Two -               Four - Five           After Five
                                      Total              One Year       Three Years               Years                Years
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Certificate of deposit maturities (1) $ 133,483            $ 116,002         $ 14,534            $ 2,854              $     93
Loan originations                         6,767                6,767                -                  -                     -
Unfunded lines of credit (2)            115,549              115,549                -                  -                     -
Standby letters of credit                   155                  155                -                  -                     -
----------------------------------------------------------------------------------------------------------------------------------
     Total                            $ 255,954            $ 238,473         $ 14,534            $ 2,854              $     93
==================================================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposits based on current market interest rates.
(2) Revolving, open-end loans on one-four dwelling units and commercial lines that mostly remain unfunded.

          COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                        MARCH 31, 2007 AND MARCH 31, 2006

         NET INCOME. For the six months ended March 31, 2007, the company had a net loss of $1.7 million or $0.57 per diluted share, compared to a net loss from continuing operations of $979,000 or $0.32 per diluted share for the six months ended March 31, 2006. The increase in the net loss of $737,000 over the comparable period one-year ago was primarily the result of decreases in net interest income, non-interest income and increases in the provision for loan losses and non-interest expense.

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

Net interest income from continuing operations
                                                                                       Difference
                                                                            -------------------------------
Six Months Ended March 31,      2007                   2006                 Amount                 %
-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                      $ 7,322                $ 6,790                $  532                 7.84%
   Investments                  2,077                  2,400                  (323)              (13.46)
-----------------------------------------------------------------------------------------------------------
Total                           9,399                  9,190                   209                 2.27
-----------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                     4,426                  3,654                   772                21.13
   Borrowings                   1,474                  1,966                  (492)              (25.03)
-----------------------------------------------------------------------------------------------------------
Total                           5,900                  5,620                   280                 4.98
-----------------------------------------------------------------------------------------------------------
Net interest income           $ 3,499                $ 3,570                $ (71)                (1.99)%
===========================================================================================================

         The decrease in net interest income during the six months ended March 31, 2007, resulted primarily from a $38.5 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $4.7 million more than the decline in average interest-bearing liabilities. That decrease was offset in part by a 27 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 2.28% for the six months ended March 31, 2006 to 2.55% for the six months ended March 31, 2007. The increase in net interest margin resulted from increasing the average yield on interest-earning assets by 28 basis points more than the increase in the average cost on interest-bearing liabilities.

         INTEREST INCOME. Interest income for the six months ended March 31, 2007 increased $209,000 compared to the six months ended March 31, 2006, primarily as a result of an increase of 98 basis points in the average yield earned on interest earning assets. That increase was partially offset by a decrease of $38.5 million in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $280,000 increase in interest expense for the six months ended March 31, 2007 compared to the 2006 period was principally the result of a 70 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by a $33.9 million decrease in average amount of deposits and borrowings. The increase in interest expense on deposits was primarily due to an 84 basis point increase in rates paid on deposits, primarily due to higher rates paid on savings, interest-bearing demand deposits and certificates and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $6.4 million in the average amount of deposits from $214.6 million for the six months ended March 31, 2006 to $208.2 million for the six months ended March 31, 2007.

         The decrease in interest expense on borrowings for the six months ended March 31, 2007, when compared to the 2006 period, was principally the result of a $27.5 million decrease in average borrowed funds, partially offset by a 59 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $492,000 in interest expense on borrowings were a $664,000 decrease relating to average volume, partially offset by a $172,000 increase relating to average cost.

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

                                                                     FOR THE SIX MONTHS ENDED MARCH 31,
                                           -----------------------------------------------------------------------------------------
                                                                2007                                      2006 (RESTATED)
                                           -----------------------------------------------    --------------------------------------
                                                              INTEREST                                       INTEREST       AVERAGE
                                               AVERAGE         INCOME/      AVERAGE YIELD/     AVERAGE        INCOME/        YIELD/
                                               BALANCE         EXPENSE          RATE           BALANCE        EXPENSE         RATE
                                           -----------------------------------------------    --------------------------------------
ASSETS:                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                         $  93,096         $ 3,414          7.33%        $  94,128        $ 3,334         7.08%
   Consumer loans                               57,867           2,254          7.79            67,719          2,269         6.70
   Commercial business loans                    39,735           1,654          8.33            34,891          1,187         6.80
                                           -----------        ---------       -------       ----------       --------       --------
      Total loans                              190,698           7,322          7.68           196,738          6,790         6.90

Investment securities                           55,874           1,461          5.23            66,339          1,589         4.79
Mortgage-backed securities                      27,841             616          4.43            49,880            811         3.25
                                           -----------        ---------       -------       ----------       --------       --------
      Total interest-earning assets            274,413           9,399          6.85           312,957          9,190         5.87
                                                              ---------       -------                        --------       --------
Non-earning assets                              11,396                                          13,416
                                           -----------                                      ----------
  Total assets                               $ 285,809                                       $ 326,373
                                           ===========                                      ==========

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                          $   3,193              15          0.94         $   6,058             28         0.92
   Now and money market accounts                77,408           1,368          3.53            71,264          1,123         3.15
   Certificates of deposit                     127,613           3,043          4.77           137,253          2,503         3.65
                                           -----------        ---------       -------       ----------       --------       --------
      Total deposits                           208,214           4,426          4.25           214,575          3,654         3.41

   FHLB advances                                37,609           1,001          5.32            40,639            947         4.66
   Other borrowings                             17,610             473          5.37            42,100          1,019         4.84
                                           -----------        ---------       -------       ----------       --------       --------
  Total interest-bearing liabilities           263,433           5,900          4.48           297,314          5,620         3.78
                                                              ---------       -------                        --------       --------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits             11,901                                          15,297
Other liabilities                                2,167                                             983
                                           -----------                                     -----------
  Total liabilities                            277,501                                         313,594
Stockholders' equity                             8,308                                          12,779
                                           -----------                                     -----------
  Total liabilities and stockholders'
   Equity                                    $ 285,809                                       $ 326,373
                                           ===========                                      ==========

Net interest income                                            $ 3,499                                        $ 3,570
                                                              ========                                       =========
Interest rate spread                                                            2.37%                                         2.09%
                                                                              ========                                      ========
Net interest margin                                                             2.55%                                         2.28%
                                                                              ========                                      ========

                                       24



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

                                                                               SIX MONTHS ENDED
                                                                          MARCH 31, 2007 COMPARED TO
                                                                                MARCH 31, 2006
                                                        ---------------------------------------------------------------
                                                                            CHANGE ATTRIBUTABLE TO
                                                        ---------------------------------------------------------------
                                                              VOLUME                  RATE                TOTAL
                                                        ---------------------------------------------------------------
                                                                                (IN THOUSANDS)
Real estate loans                                                 $ (37)             $    117                 $ 80
Consumer loans                                                     (330)                  315                  (15)
Commercial business loans                                           165                   302                  467
                                                        --------------------    ------------------  -------------------
      Total loans                                                  (202)                  734                  532
Investments                                                        (251)                  123                 (128)
Mortgage-backed securities                                         (358)                  163                 (195)
                                                        --------------------    ------------------  -------------------
Total interest-earning assets                                     $(811)             $  1,020                 $209
                                                        ====================    ==================  ===================

Savings accounts                                                  $ (13)             $      -                 $(13)
Now and money market accounts                                        97                   148                  245
Certificates of deposit                                            (176)                  716                  540
                                                        --------------------    ------------------  -------------------
  Total deposits                                                    (92)                  864                  772
FHLB advances                                                       (71)                  125                   54
Other borrowings                                                   (593)                   47                 (546)
                                                        --------------------    ------------------  -------------------
Total interest-bearing liabilities                                 (756)                1,036                  280
                                                        ====================    ==================  ===================
Change in net interest income                                     $ (55)             $    (16)                $(71)
                                                        ====================    ==================  ===================

         Non-performing assets were $1.6 million or 0.57% of total assets at March 31, 2007, with $1.3 million classified as substandard, and $300,000 classified as doubtful or as loss. Non-performing assets increased $181,000 from the $1.4 million or 0.46% of total assets classified as non-performing at March 31, 2006. The increase in non-performing loans does not reflect $484,000 of loans classified as special mention. The $219,000 increase in the provision for loan losses from the year ago period resulted primarily from the provision necessary for loan losses resulting from increases in the outstanding balance of the bank's commercial real estate, and multi-family loans which are more at risk the single-family loans, and the provision provided for the $300,000 of loans receivable classified as doubtful. Those increases were partially offset by decreases in the outstanding balance of the bank's commercial business and second trust loans and the provision required for those loans. (See Note 4 for summary of the allowance for loan losses).

         NON-INTEREST INCOME. Non-interest income decreased $388,000 during the six months ended March 31, 2007, over the comparable period one year ago. That decrease was primarily the result of a decrease of $324,000 in gains on derivatives and $65,000 in gain on sale of foreclosed real estate and was partially offset by an increase of $16,000 in deposit fees.

         The following table presents a comparison of the components of non-interest income.

Non-interest income from continuing operations                                               Difference
                                                                                ---------------------------------------
Six Months Ended March 31,                     2007                2006             Amount                    %
-----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                      $  87              $  93            $   (6)                   (6.45)%
   Service fees on deposits                     220                204                16                     7.84
   Gain (loss) on derivatives                   (33)               291              (324)                 (111.34)
   Gain on sale of foreclosed real estate         -                 65               (65)                 (100.00)
   Other operating income                        11                 20                (9)                  (45.00)
-----------------------------------------------------------------------------------------------------------------------
      Total non-interest income               $ 285              $ 673            $ (388)                  (57.65)%
=======================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $59,000 from $5.1 million for the six months ended March 31, 2006 to $5.2 million for the six months ended March 31 in the current year. The increase was distributed over various non-interest expense categories with the primary contributors being professional services, compensation, occupancy and other operating expense and was partially offset by decreases totaling $346,000 in advertising, deposit insurance premiums and furniture, fixtures and equipment and data processing.

         The following table presents a comparison of the components of non-interest expense.

Non-interest expense from continuing operations                                                  Difference
                                                                                      --------------------------------
Six Months Ended March 31,                    2007                2006                Amount                  %
----------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits        $ 2,441            $ 2,286                 $ 155                 6.78%
   Occupancy                                     687                651                    36                 5.53
   Professional services                         722                519                   203                39.11
   Advertising                                    69                364                  (295)              (81.04)
   Deposit insurance premium                      30                 52                   (22)              (42.31)
   Furniture, fixtures and equipment             267                280                   (13)               (4.64)
   Data processing                               452                468                   (16)               (3.42)
   Other operating expense                       539                528                    11                 2.08
----------------------------------------------------------------------------------------------------------------------
Total non-interest expense                   $ 5,207            $ 5,148                 $  59                 1.15%
======================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for income taxes for the six months ended March 31, 2007 and 2006 due to our operating losses. The company believes that it will generate future taxable income through earnings and branch sales, to assure utilization of a certain portion of the existing net operating losses.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $86.5 million or 30.45% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the six months ended March 31, 2007, the bank's loan purchases and originations totaled $35.4 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed or mortgage related securities or other investment securities during the six months ended March 31, 2007. All of our investment securities are classified as either available for sale or held to maturity and for the period ended March 31, 2007 were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe our filing fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity at such time as principal is repaid. The fluctuation in value of our portfolio is due to changes in market rates and not due to the credit quality of the issuer. The Company has the ability and liquidity to hold those securities until such time as the value recovers or the securities mature.

         The bank has other sources of liquidity if a need for additional funds arises. At March 31, 2007, the bank had $36.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $12.8 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At March 31, 2007, the bank had commitments to fund loans of $5.1 million, unused outstanding lines of credit of $115.5 million, consisting primarily of equity lines of credit, unused standby letters of credit of $155,000 and undisbursed proceeds of construction mortgages of $1.7 million. Unfunded lines of credit have remained relatively constant and actually increased by $2.4 million during the three months ended March 31, 2007. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2007, totaled $116.0 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The company has little or no risk related to trading accounts, commodities or foreign exchange. In general, market risk reflects the sensitivity of income to variations in interest rates and other relevant market rates or prices. The company's market rate sensitive instruments include interest-earning assets and interest-bearing liabilities. The company enters into market rate sensitive instruments in connection with its various business operations. Loans originated, and the related commitments to originate loans that will be sold, represent market risk that is realized in a short period of time, generally two or three months.

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

         To mitigate the impact of changes in market interest rates on our interest-earning assets and interest-bearing liabilities, we actively manage the amounts and maturities of these assets and liabilities. A key component of this strategy is the origination and retention of short-term and adjustable-rate assets. We retain short-term and adjustable-rate assets because they have re-pricing characteristics that more closely match the re-pricing characteristics of our liabilities.

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

         The interest rate caps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At March 31, 2007, we held an aggregate notional value of $25 million of interest rate caps. One of the interest rate caps had strike rates that were in effect at March 31, 2007, as current LIBOR rates were above the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through depositor and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                          Net Portfolio Value                                Net Portfolio Value as % of
                                          (Dollars in thousands)                                Portfolio Value of Assets
                          -----------------------------------------------------        ----------------------------------------

Basic Point ("bp")
Change in Rates            $Amount               $Change              % Change             NPV Ratio              Change (bp)
-------------------       ---------            -----------           ----------        ---------------          --------------

    +300                    22,388                 -1,526                -6%                  7.81%                  -36bp
    +200                    23,137                   -777                -3%                  8.01%                  -16bp
    +100                    23,571                   -343                -1%                  8.10%                   -7bp
    0                       23,914                                         -                  8.17%                    -
    -100                    23,558                   -356                -1%                  8.02%                  -15bp
    -200                    23,043                   -871                -4%                  7.81%                  -36bp

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

         In connection with this Form 10-Q, the company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the company's disclosure controls and procedures as currently in effect, and such officers have concluded that, as of this date, the company's disclosure controls and procedures are effective.

         Management of the company is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the company's assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the company's internal control over financial reporting during the company's quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

        As previously reported in a Form 8-K filed on February 9, 2007, the parties entered into a mutual release resolving any and all related claims and controversies between the parties and obviating the need for all further arbitration and legal proceedings.

ITEM 1A.       Risk Factors

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At March 31, 2007, our loan portfolio consisted of $31.9 million, or 16.98% of commercial real estate loans, $21.4 million, or 11.41% of construction and land development loans and $37.6 million, or 20.05% of commercial business loans. We intend to increase our emphasis on those types of loans. Those types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

FAILURE TO REMAIN A WELL CAPITALIZED INSTITUTION.

          As a result of recording losses of $5.6 million during the year ended September 30, 2006, the bank ceased to be considered a well capitalized institution and is now considered to be an adequately capitalized institution. As an adequately capitalized institution, the bank cannot issue brokered certificates of deposit without OTS or FDIC permission, and the OTS can limit the payment of dividends from the bank to the company. Without the payment of a dividend from the bank, the company is unable to make a distribution on the cumulative convertible trust preferred securities. On December 13, 2006, the bank was advised by the OTS that the OTS would not approve the bank's application to pay a cash dividend to the company, and the company exercised its right to defer the next scheduled quarterly distribution on the cumulative convertible trust preferred securities as well as future distributions.

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


                               Date: May 15, 2007