Form 10-Q
period 2007-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 2007-08-13
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

   At August 13, 2007, there were 3,024,220 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding


                                        GREATER ATLANTIC FINANCIAL CORP.
                                          QUARTERLY REPORT ON FORM 10-Q
                                       FOR THE QUARTER ENDED JUNE 30, 2007

                                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------

Item 1. Condensed Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at June 30, 2007 and September 30, 2006............................3

      Consolidated Statements of Operations
      for the three and nine months ended June 30, 2007 and June 30, 2006...............................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the three and nine months ended June 30, 2007 and June 30, 2006...............................................5

      Consolidated Statements of Changes in Stockholders' Equity
      for the nine months ended June 30, 2007 and June 30, 2006.........................................................5

      Consolidated Statements of Cash Flows
      for the nine months ended June 30, 2007 and June 30, 2006.........................................................6

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

SIGNATURES.............................................................................................................32

CERTIFICATIONS.........................................................................................................33


                                        GREATER ATLANTIC FINANCIAL CORP.
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                               June 30,        September 30,
                                                                            ----------------------------------
                                                                                 2007             2006 (a)
  ------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Assets
  Cash and cash equivalents:
    Non-interest bearing and vault                                             $   3,796         $   2,516
    Interest bearing                                                              49,352            17,288
  Investment securities
     Available-for-sale                                                           54,913            75,461
     Held-to-maturity                                                              3,467             4,696
  Loans receivable, net                                                          179,072           193,307
  Accrued interest and dividends receivable                                        1,710             2,073
  Deferred income taxes                                                            1,949             1,928
  Federal Home Loan Bank stock, at cost                                            1,641             2,388
  Premises and equipment, net                                                      2,457             2,764
  Goodwill                                                                           956               956
  Prepaid expenses and other assets                                                1,578             1,842
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                                 $ 300,891         $ 305,219
  ============================================================================================================
  Liabilities and Stockholders' equity
  Liabilities
  Deposits                                                                     $ 254,397         $ 230,174
  Advance payments from borrowers for taxes and insurance                            372               270
  Accrued expenses and other liabilities                                           1,465             1,963
  Advances from the FHLB and other borrowings                                     28,649            54,574
  Junior subordinated debt securities                                              9,372             9,388
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              294,255           296,369
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,024,220 shares outstanding                              30                30
     Additional paid-in capital                                                   25,273            25,228
     Accumulated deficit                                                         (17,584)          (15,359)
     Accumulated other comprehensive loss                                         (1,083)           (1,049)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       6,636             8,850
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                   $ 300,891         $ 305,219
  ============================================================================================================

  (a) Consolidated Statement of Financial Condition as of September 30, 2006 has been derived from audited consolidated financial statements. See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended             Nine Months Ended
                                                                          June 30,                      June 30,
----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                        2007           2006           2007           2006
----------------------------------------------------------------------------------------------------------------------------
Interest income
  Loans                                                          $    3,459     $    3,426     $   10,780     $   10,217
  Investments                                                         1,225          1,327          3,302          3,726
----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 4,684          4,753         14,082         13,943
----------------------------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                            2,459          2,030          6,885          5,684
  Borrowed money                                                        617            911          2,091          2,878
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                3,076          2,941          8,976          8,562
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   1,608          1,812          5,106          5,381
Provision (recapture) for loan losses                                    (4)            13            289             87
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   1,612          1,799          4,817          5,294
----------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                              158            148            465            445
  Gain (loss) on derivatives                                             23            154            (10)           445
  Gain on sale of foreclosed real estate                                  -              -              -             65
  Other operating income                                                  5              5             17             25
----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                186            307            472            980
----------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                  1,082          1,216          3,523          3,502
  Occupancy                                                             364            357          1,051          1,008
  Professional services                                                 210            281            932            799
  Advertising                                                            32            183            102            547
  Deposit insurance premium                                               7             24             36             77
  Furniture, fixtures and equipment                                     128            135            395            415
  Data processing                                                       197            235            649            703
  Other operating expenses                                              286            291            826            818
----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                             2,306          2,722          7,514          7,869
----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                    (508)          (616)        (2,225)        (1,595)
Provision for income taxes                                                -              -              -              -
----------------------------------------------------------------------------------------------------------------------------
    Loss from continuing operations                                    (508)          (616)        (2,225)        (1,595)
Discontinued operations:
  Loss from operations                                                    -            (19)             -         (2,499)
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                         $     (508)    $     (635)    $   (2,225)    $   (4,094)
============================================================================================================================
Loss per common share BASIC AND DILUTED:
  Continuing operations                                          $    (0.17)    $    (0.20)    $    (0.74)    $    (0.53)
  Discontinued operations                                                 -          (0.01)             -          (0.83)
----------------------------------------------------------------------------------------------------------------------------
    Net loss                                                     $    (0.17)    $    (0.21)    $    (0.74)    $    (1.36)
============================================================================================================================
Weighted average common shares outstanding
Basic and diluted                                                 3,024,220      3,020,934      3,023,133      3,020,934


See accompanying notes to consolidated financial statements

                                        GREATER ATLANTIC FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                         Three months ended             Nine months ended
                                                    -----------------------------------------------------------
                                                              June 30,                      June 30,
---------------------------------------------------------------------------------------------------------------
(In Thousands)                                          2007           2006            2007          2006
---------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                    $ (508)          $ (635)     $ (2,225)      $ (4,094)
---------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax
   Unrealized (loss) gain on securities                   (90)              81           (34)           (72)
---------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                         (90)              81           (34)           (72)
---------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                            $ (598)          $ (554)     $ (2,259)      $ (4,166)
===============================================================================================================

                                      GREATER ATLANTIC FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                              FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

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
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Balance at September 30, 2005 (as
restated)                                  $-         $ 30    $ 25,228       $  (9,788)        $ (1,095)          $ 14,375

Other comprehensive loss                    -            -           -               -              (72)               (72)

Net loss for the period                     -            -           -          (4,094)               -             (4,094)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                   $-         $ 30    $ 25,228       $ (13,882)        $ (1,167)          $ 10,209
============================================================================================================================
Balance at September 30, 2006              $-         $ 30    $ 25,228       $ (15,359)        $ (1,049)          $  8,850

Stock option expense                        -            -          22               -                -                 22

Conversion of trust preferred
securities                                                          23                                                  23

Other comprehensive loss                    -            -           -               -              (34)               (34)

Net loss for the period                     -            -           -          (2,225)               -             (2,225)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007                   $-         $ 30    $ 25,273       $ (17,584)        $ (1,083)          $  6,636
============================================================================================================================

See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Nine months ended June 30,
                                                                                  ------------------------------
                                                                                      2007           2006
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net loss                                                                            $ (2,225)       $ (4,094)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
  Provision for loan loss                                                                289              87
  Amortization of deferred loan acquisition cost, net                                     28             (45)
  Depreciation and amortization                                                          338             540
  Loss (gain) on derivatives                                                              10            (445)
  Amortization of investment security premiums                                           544             606
  Amortization of mortgage-backed securities premiums                                    310             491
  Amortization of deferred fees                                                         (247)           (419)
  Discount accretion net of premium amortization                                         218            (207)
  Amortization of convertible preferred stock costs                                        7               7
  Stock option expense                                                                    22               -
  Gain on sale of loans held for sale                                                      -          (1,511)
  Gain on sale of foreclosed real estate                                                   -             (65)
  Gain on sale of fixed assets                                                             -             (26)
(Increase) decrease in assets
  Disbursements for origination of loans held for sale                                     -         (91,477)
  Proceeds from sales of loans                                                             -         102,218
  Accrued interest and dividend receivable                                               363            (226)
  Prepaid expenses and other assets                                                      171             917
  Deferred loan fees collected, net of deferred costs incurred                           367             297
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                (415)           (300)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                     (220)          6,348
----------------------------------------------------------------------------------------------------------------

Continued


                                GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                                Nine months ended June 30,
                                                                                ----------------------------
                                                                                    2007          2006
------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net  decrease in loans                                                          $ 13,580       $ 7,096
  Disposal (purchase) of premises and equipment, net                                   (31)          800
  Purchases of investment securities                                                     -        (7,707)
  Proceeds from repayments of other investment securities                            9,130        12,447
  Proceeds from repayments of mortgage-backed securities                            11,739        18,884
  Proceeds from the sale of foreclosed assets                                            -           297
  Purchases of FHLB stock                                                             (653)       (2,115)
  Proceeds from sale of FHLB stock                                                   1,399         2,320
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                           35,164        32,022
------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net increase (decrease) in deposits                                               24,223       (17,567)
  Net decrease in advances from the FHLB and other borrowings                      (25,925)      (19,709)
  Increase in advance payments by borrowers
    for taxes and insurance                                                            102            51
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (1,600)      (37,225)
------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                               33,344         1,145
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                   19,804         4,709
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                       $ 53,148       $ 5,854
============================================================================================================

See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF JUNE 30, 2007 AND THREE AND THE NINE MONTHS
                    ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these consolidated financial statements be read in conjunction with the company's Annual Report on Form 10-K for the year ended September 30, 2006. The results of operations for the three months or the nine months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2007 or any future periods. In addition to reclassifications related to discontinued operations, other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

(2) BANK MERGER

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

(3) DISCONTINUED OPERATIONS

         On March 29, 2006, we began the process of discontinuing the operations of Greater Atlantic Mortgage Corporations ("GAMC"), the bank's mortgage company subsidiary. It was determined that this business no longer fit our strategy.

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

                                                      Three months        Nine months
                                                     ended June 30,     ended June 30,
                                                   ------------------- ------------------
                                                          2006               2006
-----------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)
Interest income                                               $     9            $   280
Interest expense                                                   25                257
-----------------------------------------------------------------------------------------
Net interest income                                               (16)                23
Noninterest income                                                 59              2,136
Noninterest expense                                                62              4,658
-----------------------------------------------------------------------------------------
Net income (loss)                                             $   (19)           $(2,499)
=========================================================================================
Earnings (loss) per share - basic                             $ (0.01)           $ (0.83)
Earnings (loss) per share - diluted                             (0.01)             (0.83)

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF JUNE 30, 2007 AND THREE AND THE NINE MONTHS
                    ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)


(4) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company prepares a quarterly review to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows (also see page 21 for discussion of non-performing loans):

                                                              At or for the nine months
                                                                    ended June 30,
                                                         ------------------------------------
                                                             2007             2006
---------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                                $ 1,330           $ 1,212
Provisions                                                        289                87
Total charge-offs                                                (329)              (60)
Total recoveries                                                  632                24
---------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                      303               (36)
---------------------------------------------------------------------------------------------
Balance at end of period                                      $ 1,922           $ 1,263
=============================================================================================
Ratio of net charge-offs (recoveries) during the period
   to average loans outstanding during the period               (0.16)%            0.02%
=============================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                      116.18%           110.60%
=============================================================================================
Allowance for loan losses to total loans                         1.04%             0.65%
=============================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF JUNE 30, 2007 AND THREE AND THE NINE MONTHS
                    ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

         Our total recorded investment in impaired collateral dependent loans at June 30, 2007 was $1.3 million and the related allowance associated with impaired loans was $500,000. There were no impaired loans in the comparable period one year ago. At June 30, 2007, all impaired loans had a related allowance and we have not recognized interest income on impaired loans after the date that the loans were deemed to be impaired.

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

         Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10% and an adequately capitalized financial institution is one with Tier 1 leverage capital of 4%, Tier 1 risk-based capital of 4% and total risk-based capital of 8%. At June 30, 2007, the bank was classified as an adequately capitalized financial institution.

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

         The following presents the bank's capital position at June 30, 2007:

--------------------------------------------------------------------------------------------------------
                                                      Required
                                                    Percent to be
                                        Required        Well         Actual       Actual      Surplus/
                                         Balance    Capitalized      Balance      Percent    (Shortfall)
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Leverage                                  $15,006        5.00%     $15,462         5.15%     $   456
Tier 1 Risk-based                         $10,946        6.00%     $15,373         8.43%     $ 4,427
Total Risk-based                          $18,243       10.00%     $17,295         9.48%     $  (948)
========================================================================================================

        The company announced on February 20, 2007, that it received a letter from The Nasdaq Stock Market advising that the Nasdaq Listing Qualifications Panel had determined to delist the shares of the company from the Nasdaq Global Market, and suspended trading of the company's shares effective Thursday, February 22, 2007.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF JUNE 30, 2007 AND THREE AND THE NINE MONTHS
                    ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)


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

(6) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of June 30, 2007, 94,685 warrants were issued.

         The following summary represents the activity under the Plan:
  ---------------------------------------------------------------------------------------------------------------
                                                                         Number of    Exercise     Expiration
                                                                           Shares       Price         Date
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2005                266,000       $ 6.91
  Options granted                                                           12,000       $ 6.00      3-31-2016
  Options expired                                                          (25,000)      $ 8.37
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2006                253,000       $ 6.72
  Options granted                                                                -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at June 30, 2007                     253,000       $ 6.72
  ===============================================================================================================

         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with pro forma disclosed. As allowable under SFAS 123R, the company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using those assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. There were no options granted during the nine months ended June 30, 2007 and 12,000 options, with an estimated fair value of $22,000, were granted during the nine months ended June 30, 2006.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF JUNE 30, 2007 AND THREE AND THE NINE MONTHS
                    ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)


(7) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the nine months ended June 30, 2007 and 2006 were the same as the effect of the conversion of preferred securities and the impact of stock options were antidilutive for the periods ended June 30, 2007 and 2006. The effect of the conversion of the preferred securities would result in an increase of 1,368,143 in common shares outstanding.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF JUNE 30, 2007 AND THREE AND THE NINE MONTHS
                    ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)


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

         On December 19, 2006, the Company issued a news release announcing that the first quarter distribution on the Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, will be deferred. The announcement by the Company follows advice received by the bank from the Office of Thrift Supervision that it would not approve the bank's application to pay a cash dividend to the Company.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF JUNE 30, 2007 AND THREE AND THE NINE MONTHS
                    ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)


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

(11) DERIVATIVE FINANCIAL INSTRUMENTS

         During fiscal years 2003 and 2002, the bank entered into various interest rate caps that total $20 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and are capped between 5.00% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the nine months ended June 30, 2007 and 2006 the instruments did not meet hedge accounting requirements. The statements of operations include net losses of $10,000 and gains of $445,000 for the nine months ended June 30, 2007 and 2006, respectively.

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

         The matters discussed in management's discussion and analysis of financial condition and results of operations reflects continuing operations, unless otherwise noted.

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

GENERAL

         We are a savings and loan holding company, which was organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, the bank, a federally chartered savings bank. The bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through the six branches of the bank located throughout the greater Washington, D.C./Baltimore metropolitan area.

         The profitability of the company depends primarily on its non-interest income and net interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consist mainly of interest paid on deposits and borrowings. Non-interest income consists primarily of gain on sales of loans, derivatives and available-for-sale investments and fees from service charges on deposits and loans.

         The level of its operating expenses also affects the company's profitability. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, equipment and technology-related expenses and other general operating expenses.

         At June 30, 2007 the company's total assets were $300.9 million, compared to the $305.2 million held at September 30, 2006, representing a decrease of 1.42%. The decrease resulted primarily from a decrease in investment securities and loans receivable and was offset in part by an increase in interest bearing deposits. The decline in the bank's overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage its assets and liabilities to maintain the bank in an adequately capitalized position.

         Net loans receivable at June 30, 2007 were $179.1 million, a decrease of $14.2 million or 7.36% from the $193.3 million held at September 30, 2006. The decrease in loans consisted primarily of a $6.0 million decline in the Bank's single family loan portfolio, coupled with a decrease of $8.4 million in the Bank's consumer loan portfolio. Because the Bank's single family and consumer loan portfolios consist primarily of adjustable-rate loans, with the current yield curve, where short-term rates are only slightly lower than rates for longer terms, customers are able to extend the terms of their mortgages. Customers are also refinancing away from adjustable-rate loans and into longer term, fixed-rate loans or curtailing outstanding balances. Multifamily loans outstanding increased by $3.2 million and commercial real estate loans increased by $4.4 million during the period. Those increases were offset in part by decreases of $4.3 million in construction and land loans and $2.2 million in commercial business loans. The decrease in construction and land loans was primarily in the single family residential sector of the market. The company anticipates that lending in that area will continue to decline as a result of the current slow sales pace occurring in the single family market.

         At June 30, 2007, investment securities were $58.4 million, a decrease of $21.8 million or 27.17% from the $80.2 million held at September 30, 2006. The cash proceeds from the sale or payoff of investment securities were used to reduce higher cost wholesale funding, including borrowings, brokered deposits and wholesale deposits.

         Deposits at June 30, 2007 were $254.4 million, an increase of $24.2 million from the $230.2 million held at September 30, 2006. Total deposits have increased notwithstanding our reduced reliance on brokered deposits and wholesale deposits, both of which have a higher cost. Those types of deposits have declined $26.8 million since June 30, 2006 while total retail deposits have increased $60.5 million. The increase in retail deposits is primarily in certificates of deposits and money fund accounts which have been obtained through the Bank's marketing efforts and are at a lower cost than brokered and wholesale deposits.

         On February 22, 2006, the company announced that it had engaged Sandler O'Neill & Partners, L.P. to advise on the financial aspects of the company's review of its strategic options and assist the company in evaluating the financial aspects of all strategic alternatives available.

        As previously reported in a Form 8-K filed on April 16, 2007, and noted previously, on April 12, 2007, the company announced that it and Summit entered into a definitive agreement for the company to merge with and into Summit and that the bank and Bay-Vanguard entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland.

        The merger is expected to be completed in the fourth calendar quarter of 2007, subject to regulatory and shareholder approvals. Immediately following the merger, the bank intends to merge with and into Summit Community Bank.

        Under the agreement to sell its leased branch office located at 8070 Ritchie Highway, Pasadena, Maryland, to Bay-Vanguard, Bay-Vanguard will pay the bank an 8.5% premium on the balance of deposits assumed at closing. At June 30, 2007, the deposits at the Pasadena branch office on which the deposit premium would apply totaled approximately $54.4 million. Bay-Vanguard will also purchase the branch office's fixed assets, but will not acquire any loans as part of the transaction. The purchase is expected to be completed during the third calendar quarter of 2007, and regulatory approval has been obtained.


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

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2007 AND JUNE 30, 2006

         NET INCOME. For the three months ended June 30, 2007, the company had a net loss of $508,000 or $0.17 per diluted share, compared to a net loss from continuing operations of $616,000 or $0.20 per diluted share for the three months ended June 30, 2006. The $108,000 decrease in the net loss over the comparable period one-year ago was primarily the result of a decrease in non-interest expense and a decrease in the provision for loan losses. Those decreases were offset by decreases in net interest income and non-interest income. The ongoing net losses from continuing operations remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained. Due to the losses arising from the operations of GAMC, the bank is currently managing its assets and liabilities to maintain an adequately capitalized status. Because of the impact on the risk-based capital requirements, the bank cannot aggressively expand its commercial loan portfolio. In addition, the resulting reduction in the bank's loans to one borrower limit makes it difficult to maintain a consistent level of outstanding loans to larger customers. Those factors have caused earning assets to decline, impacting earnings. Further, margin pressure from the yield curve, which had been inverted since the spring of 2006 and remains inverted from three months to three years and only recently moved to a positive pattern from three to ten years, presents a very challenging environment in which to seek to increase our net interest margin.

         Accordingly the Company entered into an agreement, to merge with and into Summit and the bank agreed to sell its Pasadena, Maryland, branch to Bay-Vanguard. Alternatively, in order for the Company to achieve profitability it would have had to have sold a sufficient number of branches to increase capital and reduce overall operating cost.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                 Difference
Net interest income from continuing operations                                        -------------------------------
Three Months Ended June 30,                             2007              2006           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 3,459           $ 3,426         $   33             0.96%
   Investments                                           1,225             1,327           (102)           (7.69)
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,684             4,753            (69)           (1.45)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              2,459             2,030            429            21.13
   Borrowings                                              617               911           (294)          (32.27)
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,076             2,941            135             4.59
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,608           $ 1,812         $ (204)          (11.26)%
=====================================================================================================================

        The decrease in net interest income during the three months ended June 30, 2007, from the comparable period one year ago, resulted primarily from a $20.9 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $8.9 million more than the decline in average interest-bearing liabilities. That decrease was coupled with an 11 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.42% for the three months ended June 30, 2006 to 2.31% for the three months ended June 30, 2007. The decrease in net interest margin also resulted from the average cost on interest-bearing liabilities increasing by 1 basis point more than the increase in the average yield on interest-earning assets.

        The interest rate environment has been a difficult one for most financial institutions. With short-term rates close to or at times even higher than long-term rates, the prospects of expanding interest rate spread and net interest margin has been difficult at best. We expect the interest rate environment to remain challenging and we believe it will continue to have an impact on our net interest margin and net interest rate spread. We also believe, however, that our strategy of changing the balance sheet from one that was wholesale oriented, as reflected in the Company's former reliance on brokered and internet deposits, to one which is more retail oriented, will benefit us over time. We believe that change will position us to realize a benefit when the interest rate environment improves. If market interest rates were to rise, given our asset sensitivity position, we would also expect our net interest margin to improve. However, in a declining rate environment our interest rate spread and our net interest income would decline. The Bank continues to monitor the markets and its interest rate position to alleviate any material changes in net interest margin.

         INTEREST INCOME. Interest income for the three months ended June 30, 2007 decreased $69,000 compared to the three months ended June 30, 2006, primarily as a result of a $20.9 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were partially offset by an increase of 38 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $135,000 increase in interest expense for the three months ended June 30, 2007 compared to the 2006 period was principally the result of a 39 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by an $11.9 million decrease in the average amount of deposits and borrowings. The increase in interest expense on deposits was primarily due to a 56 basis point increase in rates paid on deposits, primarily due to higher rates paid on interest-bearing demand deposits and certificates and elevated pricing on new and renewed time deposits. That increase was coupled with an increase of $12.1 million in the average amount of deposits from $211.7 million for the three months ended June 30, 2006 to $223.8 million for the three months ended June 30, 2007.

         The decrease in interest expense on borrowings for the three months ended June 30, 2007, when compared to the 2006 period, was principally the result of a $24.0 million decrease in average borrowed funds, partially offset by a 20 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $294,000 in interest expense on borrowings were a $323,000 decrease relating to average volume, partially offset by a $29,000 increase relating to average cost.

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

                                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------------------------
                                                      2007                                   2006
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                 $   89,172     $ 1,639         7.35%     $ 92,623      $  1,660        7.17%
   Consumer loans                        53,768       1,068         7.95        64,267         1,207        7.51
   Commercial business loans             37,172         752         8.09        32,269           559        6.93
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total loans                       180,112       3,459         7.68       189,159         3,426        7.24

Investment securities                    76,235         979         5.14        69,172           897        5.19
Mortgage-backed securities               21,706         246         4.53        40,572           430        4.24
                                     --------------------------------------------------------------------------------
      Total interest-earning assets     278,053       4,684         6.74       298,903         4,753        6.36
                                                 -----------   -----------               -------------  -------------
Non-earning assets                       11,993                                 11,438
                                     --------------                          -------------
  Total assets                       $  290,046                               $310,341
                                     ==============                          =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                  $    2,985           7         0.94      $  4,680            11        0.94
   Now and money market accounts         79,542         707         3.56        76,696           658        3.43
   Certificates of deposit              141,226       1,745         4.94       130,333         1,361        4.18
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total deposits                    223,753       2,459         4.40       211,709         2,030        3.84

   FHLB advances                         31,600         421         5.33        38,568           490        5.08
   Other borrowings                      13,462         196         5.82        30,461           421        5.53
                                     ----------- -----------   ----------- ------------  -------------  -------------
  Total interest-bearing
   liabilities                          268,815       3,076         4.58       280,738         2,941        4.19
                                                 -----------   -----------               -------------  -------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      12,019                                 15,107
Other liabilities                         2,140                                  1,165
                                     --------------                          -------------
  Total liabilities                     282,974                                297,010
Stockholders' equity                      7,072                                 13,331
                                     --------------                          -------------
  Total liabilities and
   stockholders' Equity              $  290,046                               $310,341
                                     ==============                          =============

Net interest income                                 $ 1,608                                 $  1,812
                                                   ============                           ==============
Interest rate spread                                                2.16%                                   2.17%
                                                              ===============                          ==============
Net interest margin                                                 2.31%                                   2.42%
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

                                                       THREE MONTHS ENDED
                                                    JUNE 30, 2007 COMPARED TO
                                                          JUNE 30, 2006
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                VOLUME           RATE          TOTAL
                                          -----------------------------------------------
                                                        (IN THOUSANDS)
Real estate loans                            $    (62)        $    41       $    (21)
Consumer loans                                   (197)             58           (139)
Commercial business loans                          85             108            193
                                          ----------------  -------------- --------------
      Total loans                                (174)            207             33
Investments                                        92             (10)            82
Mortgage-backed securities                       (200)             16           (184)
                                          ----------------  -------------- --------------
Total interest-earning assets                $   (282)        $   213       $    (69)
                                          ================  ============== ==============

Savings accounts                             $     (4)        $     -       $     (4)
Now and money market accounts                      24              25             49
Certificates of deposit                           114             270            384
                                          ----------------  -------------- --------------
  Total deposits                                  134             295            429
FHLB advances                                     (89)             20            (69)
Other borrowings                                 (235)             10           (225)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (190)            325            135
                                          ================  ============== ==============
Change in net interest income                $    (92)        $  (112)      $   (204)
                                          ================  ============== ==============

          PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups, based on loan type and assigns to them a reserve percentage that reflects the industry standard. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard, doubtful or loss based on the performance of the loans. Those classified loans are then individually evaluated for impairment and measured by either the present value of expected future cash flows, the loan's observable market price, or the fair value of the collateral. They are then segmented by type and assigned a reserve percentage that reflects the underlying quality of the loan. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. On an annual basis, or more often if deemed necessary, the bank has contracted with an independent outside third party to have its loan portfolio reviewed. The focus of their review is to identify the extent of potential and actual risk in the bank's commercial loan portfolio, in addition to the bank's underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussion with the operational staff, including the line lenders and senior management.

         Non-performing assets were $1.7 million or 0.55% of total assets at June 30, 2007, a $512,000 increase from the $1.1 million or 0.38% of total assets classified as non-performing at June 30, 2006. Of those, $1.4 million were classified as substandard, and $300,000 were classified as doubtful. Credit quality at the bank remains strong, with a ratio of non-performing assets to total assets of 0.55%, and with negligible nonperforming and past-due loans as reflected in the provision for loan losses which decreased a modest $17,000 from the year ago period.

         NON-INTEREST INCOME. Non-interest income decreased $121,000 during the three months ended June 30, 2007, over the comparable three months one year ago. That decrease was primarily the result of a decrease of $131,000 in gains on derivatives and was partially offset by an increase of $10,000 in deposit fees.

         The following table presents a comparison of the components of non-interest income.

Non-interest income from continuing operations                                             Difference
                                                                               ------------------------------------
Three Months Ended June 30,                           2007          2006            Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $  42         $  42            $    -                 -%
   Service fees on deposits                             116           106                10              9.43
   Gain (loss) on derivatives                            23           154              (131)           (85.06)
   Other operating income                                 5             5                 -                 -
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 186         $ 307            $ (121)           (39.41)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $416,000 from $2.7 million for the three months ended June 30, 2006 to $2.3 million for the three months ended June 30 in the current year. The decrease was distributed over various non-interest expense categories with the primary contributors being compensation, advertising, professional services, deposit insurance premiums, data processing, furniture, fixtures and equipment and other operating expense. The decreases in those categories of expense were partially offset by an increase of $7,000 in occupancy expense.

         The following table presents a comparison of the components of non-interest expense.

Non-interest expense from continuing operations                                                Difference
                                                                                    ---------------------------------
Three Months Ended June 30,                                2007            2006           Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 1,082        $ 1,216          $ (134)        (11.02)%
   Occupancy                                                  364            357               7           1.96
   Professional services                                      210            281             (71)        (25.27)
   Advertising                                                 32            183            (151)        (82.51)
   Deposit insurance premium                                    7             24             (17)        (70.83)
   Furniture, fixtures and equipment                          128            135              (7)         (5.19)
   Data processing                                            197            235             (38)        (16.17)
   Other operating expense                                    286            291              (5)         (1.72)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 2,306        $ 2,722          $ (416)        (15.28)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Due to our operating losses, we did not record a provision for income taxes for the three months ended June 30, 2007 or 2006. The company believes that it will generate future taxable income through earnings and branch sales, to assure utilization of a portion of the existing net operating losses.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at June 30, 2007 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than One   One - Three     Four - Five     After Five
                                           Total            Year          Years           Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In thousands)
   FHLB Advances (1)                      $ 25,000         $     -      $ 25,000         $     -        $      -
   Reverse repurchase agreements             3,649           3,649             -               -               -
   Subordinated debt securities (2)         25,982             655         1,310           1,310          22,707
   Operating leases                          4,093           1,121         1,944             624             404
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                 $ 58,724         $ 5,425      $ 28,254         $ 1,934        $ 23,111
   =================================================================================================================
   (1)   The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.
   (2)   Includes principal and interest due on our junior subordinated debt securities.

Other Commercial Commitments

   -----------------------------------------------------------------------------------------------------------------
                                                       Less Than One    One - Three    Four - Five     After Five
                                            Total           Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In Thousands)

   Certificate of deposit maturities (1)  $ 146,807       $ 130,791        $ 13,583       $ 2,340            $ 93
   Loan originations                          6,427           6,427               -             -               -
   Unfunded lines of credit (2)             113,094         113,094               -             -               -
   Standby letters of credit                    310             310               -             -               -
   -----------------------------------------------------------------------------------------------------------------
        Total                             $ 266,638       $ 250,622        $ 13,583       $ 2,340            $ 93
   =================================================================================================================

   (1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposit based on current market interest rates.
   (2) Revolving, open-end loans on one-four dwelling units and commercial lines that mostly remain unfunded.


          COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                         JUNE 30, 2007 AND JUNE 30, 2006

         NET INCOME. For the nine months ended June 30, 2007, the company had a net loss of $2.2 million or $0.74 per diluted share, compared to a net loss from continuing operations of $1.6 million or $0.53 per diluted share for the nine months ended June 30, 2006. The increase in the net loss of $629,000 over the comparable period one-year ago was primarily the result of decreases in net interest income and non-interest income and an increase in the provision for loan losses; those items were partially offset by a decrease in non-interest expense.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                                  Difference
                                                                                      -------------------------------
Nine Months Ended June 30,                              2007              2006            Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                              $ 10,780          $ 10,217         $  563            5.51%
   Investments                                           3,302             3,726           (424)         (11.38)
---------------------------------------------------------------------------------------------------------------------
Total                                                   14,082            13,943            139            1.00
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              6,885             5,684          1,201           21.13
   Borrowings                                            2,091             2,878           (787)         (27.35)
---------------------------------------------------------------------------------------------------------------------
Total                                                    8,976             8,562            414            4.84
---------------------------------------------------------------------------------------------------------------------
Net interest income                                   $  5,106          $  5,381         $ (275)          (5.11)%
=====================================================================================================================

         The decrease in net interest income during the nine months ended June 30, 2007, resulted primarily from a $34.7 million decrease in the bank's interest-earning assets coupled with a decline in average interest-earning assets of $8.1 million more than the decline in average interest-bearing liabilities. That decrease in the bank's interest earning assets was offset in part by a 16 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 2.31% for the nine months ended June 30, 2006 to 2.47% for the nine months ended June 30, 2007. The increase in net interest margin resulted from increasing the average yield on interest-earning assets by 22 basis points more than the increase in the average cost of interest-bearing liabilities.

         INTEREST INCOME. Interest income for the nine months ended June 30, 2007 increased $139,000 compared to the nine months ended June 30, 2006, primarily as a result of an 82 basis point increase in the average yield earned on interest earning assets. That increase was partially offset by a $34.7 million decrease in the average outstanding balances of loans and investment securities.

         INTEREST EXPENSE. The $414,000 increase in interest expense for the nine months ended June 30, 2007 compared to the 2006 period was principally the result of a 60 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by a $26.6 million decrease in the average amount of deposits and borrowings. The increase in interest expense on deposits was primarily due to a 75 basis point increase in rates paid on deposits, primarily due to higher rates paid on savings, interest-bearing demand deposits and certificates, and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $226,000 in the average amount of deposits, from $213.6 million for the nine months ended June 30, 2006 to $213.4 million for the nine months ended June 30, 2007.

         The decrease in interest expense on borrowings for the nine months ended June 30, 2007, when compared to the 2006 period, was principally the result of a $26.3 million decrease in average borrowed funds, partially offset by a 47 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $787,000 in interest expense on borrowings were a $968,000 decrease relating to average volume, partially offset by a $181,000 increase relating to average cost.

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

                                                           FOR THE NINE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------------------------
                                                      2007                                    2006
                                     --------------------------------------------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     --------------------------------------------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  91,789     $ 5,052         7.34%     $ 93,654       $ 4,995        7.11%
   Consumer loans                        56,501       3,322         7.84        66,569         3,476        6.96
   Commercial business loans             38,880       2,406         8.25        34,017         1,746        6.84
                                     ------------  -----------   ----------  ------------  -----------   ------------
      Total loans                       187,170      10,780         7.68       194,240        10,217        7.01

Investment securities                    62,661       2,440         5.19        69,271         2,486        4.79
Mortgage-backed securities               25,796         862         4.46        46,778         1,240        3.53
                                     ------------  -----------   ----------  ------------  -----------   ------------
      Total interest-earning assets     275,627      14,082         6.81       310,289        13,943        5.99
                                                   -----------   ----------                -----------   -------------
Non-earning assets                       11,595                                 11,616
                                     --------------                          -------------
  Total assets                        $ 287,222                               $321,905
                                     ==============                          =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   3,124          21         0.90      $  5,598            39        0.93
   Now and money market accounts         78,119       2,075         3.54        73,075         1,781        3.25
   Certificates of deposit              132,151       4,789         4.83       134,947         3,864        3.82
                                     ------------  -----------   ----------  ------------  -----------   ------------
      Total deposits                    213,394       6,885         4.30       213,620         5,684        3.55

   FHLB advances                         35,606       1,422         5.32        45,151         1,668        4.93
   Other borrowings                      16,227         669         5.50        33,018         1,210        4.89
                                     ------------  -----------   ----------  ------------  -----------   ------------
  Total interest-bearing
   liabilities                          265,227       8,976         4.51       291,789         8,562        3.91
                                                   -----------   ----------                -----------   -------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits      11,941                                 15,234
Other liabilities                         2,149                                  1,048
                                     --------------                          -------------
  Total liabilities                     279,317                                308,071
Stockholders' equity                      7,905                                 13,834
                                     --------------                          -------------
  Total liabilities and
   stockholders' Equity               $ 287,222                               $321,905
                                     ==============                          =============

Net interest income                                 $ 5,106                                  $ 5,381
                                                   ============                           ==============
Interest rate spread                                                2.30%                                   2.08%
                                                              ===============                          ==============
Net interest margin                                                 2.47%                                   2.31%
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

                                                        NINE MONTHS ENDED
                                                    JUNE 30, 2007 COMPARED TO
                                                          JUNE 30, 2006
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                VOLUME           RATE          TOTAL
                                          -----------------------------------------------
                                                         (IN THOUSANDS)
Real estate loans                             $   (99)       $    156         $   57
Consumer loans                                   (526)            372           (154)
Commercial business loans                         250             410            660
                                          ----------------  -------------- --------------
      Total loans                                (375)            938            563
Investments                                      (237)            191            (46)
Mortgage-backed securities                       (556)            178           (378)
                                          ----------------  -------------- --------------
Total interest-earning assets                 $(1,168)       $  1,307         $  139
                                          ================  ============== ==============

Savings accounts                              $   (17)       $     (1)        $  (18)
Now and money market accounts                     123             171            294
Certificates of deposit                           (80)          1,005            925
                                          ----------------  -------------- --------------
  Total deposits                                   26           1,175          1,201
FHLB advances                                    (353)            107           (246)
Other borrowings                                 (615)             74           (541)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (942)          1,356            414
                                          ================  ============== ==============
Change in net interest income                 $  (226)       $    (49)        $ (275)
                                          ================  ============== ==============

         Non-performing assets were $1.7 million or 0.55% of total assets at June 30, 2007, an increase of $512,000 from the $1.1 million or 0.38% of total assets classified as non-performing at June 30, 2006. Of those, $1.4 million were classified as substandard, and $300,000 were classified as doubtful. The
$202,000 increase in the provision for loan losses from the year ago period was made primarily as a result of increases in the outstanding balance of the bank's commercial real estate, and multi-family loans, which are more at risk than single-family loans, and to provide for the $300,000 of loans receivable that were classified as doubtful. Those increases were partially offset by decreases in the provision for the reduction in the outstanding balances of the bank's single family, construction and land, commercial business and home equity second trust loans.

         NON-INTEREST INCOME. Non-interest income decreased $508,000 during the nine months ended June 30, 2007, over the comparable nine month period one year ago. That decrease was primarily the result of a decrease of $455,000 in gains on derivatives, $65,000 in gain on sale of foreclosed real estate and $8,000 in loan fees. That decrease was partially offset by an increase of $28,000 in deposit fees.

         The following table presents a comparison of the components of non-interest income.

Non-interest income from continuing operations                                             Difference
                                                                               ------------------------------------
Nine Months Ended June 30,                            2007          2006             Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $ 128         $ 136            $   (8)             (5.88)%
   Service fees on deposits                             337           309                28               9.06
   Gain (loss) on derivatives                           (10)          445              (455)           (102.25)
   Gain on sale of foreclosed real estate                 -            65               (65)           (100.00)
   Other operating income                                17            25                (8)            (32.00)
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 472         $ 980            $ (508)            (51.84)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $356,000 from $7.9 million for the nine months ended June 30, 2006 to $7.5 million for the nine months ended June 30 in the current year. The decrease was distributed over various non-interest expense categories with the primary contributors being advertising, deposit insurance premiums, data processing, and furniture, fixtures and equipment and was partially offset by increases in professional services, occupancy and compensation and employee benefits.

         The following table presents a comparison of the components of non-interest expense.

Non-interest expense from continuing operations                                                Difference
                                                                                    ---------------------------------
Nine Months Ended June 30,                                 2007            2006           Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 3,523        $ 3,502          $   21           0.60%
   Occupancy                                                1,051          1,008              43           4.27
   Professional services                                      932            799             133          16.65
   Advertising                                                102            547            (445)        (81.35)
   Deposit insurance premium                                   36             77             (41)        (53.25)
   Furniture, fixtures and equipment                          395            415             (20)         (4.82)
   Data processing                                            649            703             (54)         (7.68)
   Other operating expense                                    826            818               8           0.98
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 7,514        $ 7,869          $ (355)         (4.51)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for income taxes for the nine months ended June 30, 2007 and 2006 due to our operating losses. The company believes that it will generate future taxable income through earnings and branch sales, to assure utilization of a certain portion of the existing net operating losses.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $108.1 million or 35.91% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the nine months ended June 30, 2007, the bank's loan originations totaled $58.7 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed or mortgage related securities or other investment securities during the nine months ended June 30, 2007. All of our investment securities are classified as either available for sale or held to maturity and for the period ended June 30, 2007 were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe our filing fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity at such time as principal is repaid. The fluctuation in value of our portfolio is primarily the result of changes in market rates rather than due to the credit quality of the issuer. The Company has the ability and liquidity to hold those securities until such time as the value recovers or the securities mature.

         The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2007, the bank had $25.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $9.7 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At June 30, 2007, the bank had commitments to fund loans of $3.5 million, unused outstanding lines of credit of $113.1 million, consisting primarily of equity lines of credit, unused standby letters of credit of $310,000 and undisbursed proceeds of construction mortgages of $2.9 million. Unfunded lines of credit have remained relatively constant and have actually decreased by $2.5 million during the three months ended June 30, 2007. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

         Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2007, totaled $130.8 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At June 30, 2007, we held an aggregate notional value of $20 million of interest rate caps. None of the interest rate caps had strike rates that were in effect at June 30, 2007, as current LIBOR rates were above the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through deposit and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                        Net Portfolio Value                   Net Portfolio Value as % of
                                       (Dollars in thousands)                  Portfolio Value of Assets
                           ----------------------------------------------- ----------------------------------

Basic Point ("bp")
Change in Rates               $Amount         $Change         % Change        NPV Ratio        Change (bp)
-------------------------- -------------- ----------------- -------------- ----------------  ----------------
    +300                       20,559            -2,256         -10%             7.23%             -63bp
    +200                       21,538            -1,277          -6%             7.52%             -34bp
    +100                       22,206              -609          -3%             7.70%             -16bp
    0                          22,815                             -              7.86%               -
    -100                       22,663              -152          -1%             7.77%              -9bp
    -200                       22,283              -532          -2%             7.61%             -25bp

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

         Management of the company is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the company's assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the company's internal control over financial reporting during the company's quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

         Not applicable.

ITEM 1A.   Risk Factors

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At June 30, 2007, our loan portfolio consisted of $32.8 million, or 17.73% of commercial real estate loans, $20.4 million, or 11.02% of construction and land development loans and $37.6 million, or 20.28% of commercial business loans. We intend to increase our emphasis on commercial real estate loans and commercial business loans. Those types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

STRONG COMPETITION WITHIN OUR MARKET AREA COULD HURT OUR ABILITY TO COMPETE AND COULD SLOW OUR GROWTH.

         We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to continue to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

AN INCREASE IN LOAN PREPAYMENTS AND ON PREPAYMENT OF LOANS UNDERLYING MORTGAGE-BACKED SECURITIES AND SMALL BUSINESS ADMINISTRATION CERTIFICATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

         Prepayment rates are affected by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Although changes in prepayment rates are, therefore, difficult for us to predict, prepayment rates tend to increase when market interest rates decline relative to the rates on the prepaid instruments. In the current interest rate environment with the existing yield curve adjustable rate loans prepay because customers can get a lower fixed rate loan.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

           (a) Greater Atlantic Financial Corp. annual Stockholder's Meeting was held on April 25, 2007.
           (b)    Omitted per instructions
           (c) A brief description of each matter voted upon at the Annual Stockholder's Meeting held on April 25, 2007 and number of votes cast for, against or withheld

                  1. Election of Director.
                                                     Votes For         Votes Against    Votes Withheld
                                                     ---------         -------------    --------------
                     Sidney M. Bresler               1,920,889               0             502,996

           In addition to Sidney M. Bresler the terms of office of Directors Jeffrey W. Ochsman,
           Charles W. Calomiris, Carroll E. Amos and James B. Vito continued after the meeting.

                  2.       Ratification of the Selection of BDO Seidman, LLP as Independent Auditor.

                                                  Votes For         Votes Against    Votes Withheld
                                                  ---------         -------------    --------------
                                                  2,254,746            160,439           8,700

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


                           Date: August 13, 2007