Form 10-K
period 2007-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2007-12-28
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2007
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                         Commission file number: 0-26467

                        GREATER ATLANTIC FINANCIAL CORP.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                          DELAWARE                       54-1873112
              -------------------------------            ----------
              (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)          Identification No.)

          10700 Parkridge Boulevard, Suite P50, Reston, Virginia        20191
          ------------------------------------------------------        -----
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [ ]. No [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter was $15.7 million.

 As of December 21, 2007, there were 3,024,220 shares of the registrant's Common
                 Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                                               INDEX
PART I                                                                                                                Page
                                                                                                                      ----
Item 1.            Business.......................................................................................    3
                   Description of Business........................................................................    3
                   Proposed Acquisition...........................................................................    3
                   Market Area and Competition....................................................................    3
                   Market Risk....................................................................................    3
                   Lending Activities.............................................................................    4
                   Mortgage Banking Activities....................................................................    7
                   Asset Quality..................................................................................    7
                   Allowance for Loan Losses......................................................................    9
                   Investment Activities..........................................................................    11
                   Sources of Funds...............................................................................    14
                   Subsidiary Activities..........................................................................    16
                   Personnel......................................................................................    16
                   Regulation and Supervision.....................................................................    17
                   Federal and State Taxation.....................................................................    23
Item 1A.           Risk Factors...................................................................................    24
Item 1B.           Unresolved Staff Comments......................................................................    26
Item 2.            Properties.....................................................................................    27
Item 3.            Legal Proceedings..............................................................................    27
Item 4.            Submission of Matters to a Vote of Security Holders............................................    27
PART II
Item 5.            Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                   Equity Securities..............................................................................    28
Item 6.            Selected Financial Data........................................................................    29
Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operation...........    31
Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.....................................    49
Item 8.            Consolidated Financial Statements and Supplementary Data.......................................    50
Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    50
Item 9A.           Controls and Procedures........................................................................    50
Item 9B.           Other Information..............................................................................    51
PART III
Item 10.           Directors and Executive Officers of the Registrant.............................................    51
Item 11.           Executive Compensation.........................................................................    53
Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.    56
Item 13.           Certain Relationships and Related Transactions.................................................    59
Item 14.           Principal Accountant Fees and Services.........................................................    59
PART IV
Item 15.           Exhibits and Financial Statement Schedules.....................................................    59

Signatures         ...............................................................................................    60


                                     PART I

ITEM 1.           BUSINESS

DESCRIPTION OF BUSINESS

         We are a savings and loan holding company which was organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank, a federally-chartered savings bank. We offer traditional banking services to customers through our bank branches located throughout the greater Washington, DC metropolitan area. We established the Greater Atlantic Capital Trust I ("Trust") in January 2002 to issue certain convertible preferred securities which we completed in March 2002.

PROPOSED ACQUISITION

         As previously reported in a Form 8-K filed on April 16, 2007, we announced that the company and Summit Financial Group, Inc., entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the pending merger of the company with and into Summit Financial Group, Inc.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement may be terminated if the merger is not consummated by that date, subject to regulatory and shareholder approvals. Immediately following the merger, the bank intends to merge with and into Summit Community Bank.

         Under the agreement to sell its leased branch office located at 8070 Ritchie Highway, Pasadena, Maryland, to Bay-Vanguard, Bay-Vanguard paid the bank an 8.5% premium on the balance of deposits assumed at closing. At August 24, 2007, the closing date of that transaction, the deposits at our Pasadena branch office on which the deposit premium would apply totaled approximately $51.5 million with the bank recognizing a gain of $4.3 million. Bay-Vanguard also purchased the branch office's fixed assets, but did not acquire any loans as part of the transaction.

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

LENDING ACTIVITIES

         GENERAL. Net loans receivable at September 30, 2007 were $176.1 million, a decrease of $17.2 million or 8.90% from the $193.3 million held at September 30, 2006. The decrease in loans consisted of real estate loans secured by consumer loans, construction and land loans, first mortgages on residential properties and commercial business loans, offset in part by an increase in commercial real estate loans and multi-family loans. Because the bank's single family and consumer loan portfolios consist primarily of adjustable-rate loans, and with the current yield curve, where short-term rates are only slightly lower than rates for longer terms, customers are able to refinance and extend the terms of their mortgages. Customers are also refinancing away from adjustable-rate loans and into longer term, fixed-rate loans or curtailing outstanding balances. The decrease in construction and land loans was primarily in the single-family residential sector of the market. The company anticipates that lending in that area will continue to decline as a result of the current slow sales pace occurring in the single-family market.

         The following table shows the bank's loan originations, purchases, sales and principal repayments during the periods indicated:

                                                                                   Year Ended September 30,
                                                                          -----------------------------------------
                                                                              2007          2006          2005
          ---------------------------------------------------------------------------------------------------------
          (In Thousands)
          Total loans at beginning of period (1)                              $201,971      $224,733     $262,598
          Originations of loans for investment:
             Single-family residential                                           5,169        12,559        6,624
             Multifamily                                                         3,215           625            -
             Commercial real estate                                              5,781         9,210        9,977
             Construction                                                        6,449        13,089       19,991
             Land loans                                                            240         8,494       10,530
             Second trust                                                            -             -            -
             Commercial business                                                28,967        21,170       21,083
             Consumer                                                           29,604        39,048       44,205
          ---------------------------------------------------------------------------------------------------------
                Total originations and purchases for investment                 79,425       104,195      112,410
          Loans originated for resale by Greater Atlantic Bank                       -             -            -
          Loans originated for resale by Greater Atlantic Mortgage                   -        91,477      276,038
          ---------------------------------------------------------------------------------------------------------
          Total originations                                                    79,425       195,672      388,448
          Repayments                                                           (98,921)     (117,440)    (154,263)
          Sale of loans originated for resale by Greater Atlantic Mortgage           -      (100,994)    (272,050)
          ---------------------------------------------------------------------------------------------------------
          Net activity in loans                                                (19,496)      (22,762)     (37,865)
          ---------------------------------------------------------------------------------------------------------
          Total loans at end of period (1)                                    $182,475      $201,971     $224,733
          =========================================================================================================

          (1) Includes loans held for sale of $9.5 million at September 30, 2005.



         LOAN PORTFOLIO.  The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                        At September 30,
                                     ----------------------------------------------------------------------------------------
                                           2007              2006             2005              2004              2003
                                     ----------------- ----------------  ---------------- ----------------- -----------------
                                      Amount  Percent   Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent
 ----------------------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
 Mortgage loans:
    Single-family (1)                $ 37,972   20.81% $ 43,473   21.52% $ 41,434   19.25% $ 74,620  29.02% $ 95,818  38.20%
    Multi-family                        3,983    2.18       813    0.40       751    0.35     1,074   0.42     1,445   0.58
    Construction                        9,939    5.45    14,245    7.05    24,273   11.28    16,696   6.49    11,996   4.78
    Commercial real estate             34,984   19.17    28,403   14.06    25,531   11.86    23,023   8.95    20,533   8.19
    Land                                8,097    4.44    13,829    6.86    18,421    8.55    20,668   8.04    17,258   6.88
                                     ----------------- ----------------- ----------------- ---------------- -----------------
       Total mortgage loans            94,975   52.05   100,763   49.89   110,410   51.29   136,081  52.92   147,050  58.63
                                     ----------------- ----------------- ----------------- ---------------- -----------------
 Commercial business and consumer loans:
    Commercial business                34,844   19.09    39,794   19.70    35,458   16.47    47,654  18.53    39,043  15.57
    Consumer:
       Home equity                     52,262   28.64    61,031   30.22    69,006   32.06    72,814  28.32    63,888  25.47
       Automobile                          48     .03        81     .04       100     .05       271   0.11       428   0.17
       Other                              346     .19       302     .15       274     .13       315   0.12       409   0.16
                                     ----------------- ----------------- ----------------- ---------------- -----------------
          Total commercial business
          and consumer loans           87,500   47.95   101,208   50.11   104,838   48.71   121,054  47.08   103,768  41.37
                                     ----------------- ----------------- ----------------- ---------------- -----------------
          Total loans                 182,475  100.00%  201,971  100.00%  215,248  100.00%  257,135 100.00%  250,818 100.00%
                                               ======            ======            ======           ======           ======
 Less:
    Allowance for loan losses          (2,305)           (1,330)           (1,212)           (1,600)          (1,550)
    Loans in process                   (4,947)           (8,517)          (20,386)          (10,453)          (8,394)
    Unearned premium                      885             1,183             1,270             1,305            1,379
                                     --------          --------          --------          --------         --------
         Loans receivable, net       $176,108          $193,307          $194,920          $246,387         $242,253
                                     ========          ========          ========          ========         ========

(1) Includes loans secured by second trusts on single-family residential property.

         LOAN MATURITY. The following table shows the remaining contractual maturity of the bank's total loans, net of loans-in-process (LIP) at September
30, 2007. Loans that have adjustable rates are shown as amortizing when the interest rates are next subject to change. The table does not include the effect of future principal prepayments.
                                                                        At September 30, 2007
                                                    ---------------------------------------------------------------
                                                                        Multi-        Commercial
                                                       One- to        Family and       Business
                                                        Four-         Commercial         and         Total Loans,
                                                        Family       Real Estate       Consumer      (net of LIP)
          ---------------------------------------------------------------------------------------------------------
          (In Thousands)
          Amounts due in:
             One year or less                             $ 20,377        $ 11,762        $ 73,608        $105,747
             After one year:
             More than one year to three years               8,185           9,881           3,047          21,113
             More than three years to five years             1,103          12,547           3,351          17,001
             More than five years to 15 years                5,692           5,526           4,192          15,410
             More than 15 years                             12,980           1,974           3,303          18,257
          ---------------------------------------------------------------------------------------------------------
                Total amount due                          $ 48,337        $ 41,690        $ 87,501        $177,528
          =========================================================================================================

         The following table sets forth, at September 30, 2007, the dollar amount of loans contractually due after September 30, 2008, identifying whether such loans have fixed interest rates or adjustable interest rates. The risk of default on ARMs the industry is experiencing should not affect our portfolio because it is a seasoned portfolio. At September 30, 2007, the bank had $13.7 million of construction, acquisition and development, land and commercial business loans that were contractually due after September 30, 2008.

                                                                                Due After September 30, 2008
                                                                       -----------------------------------------------
                                                                           Fixed         Adjustable        Total
          ------------------------------------------------------------------------------------------------------------
          (In Thousands)
          Real estate loans:
             One- to four-family                                            $18,155         $ 9,805         $27,960
             Multi-family and commercial                                     14,944          14,984          29,928
          ------------------------------------------------------------------------------------------------------------
                Total real estate loans                                      33,099          24,789          57,888
          Commercial business and consumer loans                              8,431           5,462          13,893
          ------------------------------------------------------------------------------------------------------------
                Total loans                                                 $41,530         $30,251         $71,781
          ============================================================================================================

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2007, the bank's one- to four-family mortgage loans totaled $38.0 million, or 20.81% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 47.96% were fixed-rate loans and 52.04% were ARM loans.

         CONSTRUCTION AND DEVELOPMENT LENDING. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing land for sale. At September 30, 2007, construction and development loans (including land loans) totaled $18.0 million, or 9.89%, of the bank's total loans, of which, land loans totaled $8.1 million or 4.44% of total loans. Such loans are secured by a lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate generally based on the prime rate as reported in THE WALL STREET JOURNAL. All the bank's land loans are secured by property in its primary market area.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located primarily in the bank's market area. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 2007 was $39.0 million, or 21.35% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 2007, consisted of a $3.9 million commercial real estate loan secured by real property in Alabama. The property is a skilled nursing facility on which the bank has participated $2.1 million of the $6.0 million note to another bank.

         COMMERCIAL BUSINESS LENDING. At September 30, 2007, the bank had $34.8 million in commercial business loans which amounted to 19.09% of total loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest with some being payable on demand, and all subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are generally indexed to the prime rate as published in THE WALL STREET JOURNAL.

         CONSUMER LENDING. Consumer loans at September 30, 2007 amounted to $52.7 million or 28.86% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and loans on new and used automobiles. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

         The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's home equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 2007, those loans totaled $52.3 million or 28.64% of the bank's total loans. Other types of consumer loans consisted primarily of secured and unsecured personal loans and loans on new and used automobiles, totaling $394,000, or 0.22% of the bank's total loans and 0.45% of commercial business and consumer loans at September 30, 2007.

MORTGAGE BANKING ACTIVITIES

         The bank's mortgage banking activities primarily consisted of originating mortgage loans secured by single-family properties and were conducted in Greater Atlantic Mortgage Corporation, a subsidiary of the bank. That activity was discontinued effective March 29, 2006, because it was unprofitable, and no longer fit our strategy. Mortgage banking involves the origination and sale of mortgage loans for the purpose of generating gains on sale of loans and fee income on the origination of loans, in addition to loan interest income. In recent years, the volume of the mortgage banking subsidiary's originations had been declining, resulting in losses from mortgage banking operations.

ASSET QUALITY

         DELINQUENT LOANS AND CLASSIFIED ASSETS. Reports listing all delinquent accounts are generated and reviewed monthly by management and the board of directors and all loans or lending relationships delinquent 30 days or more and all real estate owned are reviewed monthly by the board of directors. The procedures taken by the bank with respect to delinquencies vary depending on the nature of the loan, the length and cause of delinquency and whether the borrower has previously been delinquent.

         Federal regulations and the bank's asset classification policy require that the bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The bank has incorporated the internal asset classifications of the Office of Thrift Supervision as a part of its credit monitoring system. The bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

         The bank's management reviews and classifies the bank's assets on a regular basis and the board of directors reviews management's reports on a monthly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 2007, the bank had $4.7 million of loans designated as Substandard which consisted of one residential loan, three commercial business loans, two construction development and one land loan. At that same date, the bank had $675,000 of assets classified as Doubtful, consisting of one commercial business loan and one construction development loan. At September 30, 2007, the bank had no loans classified as Loss and one $887,000 construction loan classified as Special Mention.


         The following table sets forth delinquencies in the bank's loans as of the dates indicated.

                                                                    At September 30,
                         ----------------------------------------------------------------------------------------------------------
                                       2007                               2006                               2005
                         ---------------------------------- ---------------------------------- ------------------------------------
                           60 - 89 Days   90 Days or More      60 - 89 Days     90 Days or More    60 - 89 Days    90 Days or More
                         ---------------- ----------------  ----------------- ------------------ ---------------- ------------------
                         Number Principal Number Principal  Number  Principal Number  Principal  Number Principal Number  Principal
                          of     Balance   of    Balance     of     Balance    of     Balance     of    Balance    of     Balance
                         Loans  of Loans  Loans  of Loans   Loans   of Loans  Loans   of Loans   Loans  of Loans  Loans   of Loans
  ----------------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Mortgage loans:
     Single-family            -    $   -    2     $   19       -     $ -       2     $   835      2     $ 168       4     $   10
     Home equity              2      347    -          -       -       -       -           -      -         -       2        229
     Construction & Land      -        -    2      1,330       -       -       1          31      -         -       2        233
     Commercial real estate   -        -    -          -       -       -       1          25      -         -       1         25
     Commercial business      -        -    -          -       -       -       2         216      -         -       3      1,105
     Consumer                 -        -    -          -       -       -       1           3      -         -       1          2
  -------------------------------------------------------------------------------------------------------------------------------
  Total                       2    $ 347    4     $1,349       -     $ -       7     $ 1,110      2     $ 168       13    $1,604
  ===============================================================================================================================

         NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and real estate owned. The bank's policy is to cease accruing interest on mortgage loans 90 days or more past due, to cease accruing interest on consumer loans 60 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), and to charge off any accrued and unpaid interest.
                                                                                     At September 30,
                                                                       ---------------------------------------------
                                                                         2007    2006     2005     2004     2003
   -----------------------------------------------------------------------------------------------------------------
   (Dollars in Thousands)
   Loans accounted for on a non-accrual basis
   Mortgage loans:
      Single-family                                                     $   16   $    -   $   10   $ 563   $  637
      Home equity                                                            -        -      229      96        -
      Commercial real estate                                                 -       25       25      29       31
      Construction and Land                                              1,330       31      233      31       34
      Commercial business                                                    -      216    1,105     228      716
      Consumer                                                               -        3        2       6        -
   -----------------------------------------------------------------------------------------------------------------
   Total non-accrual loans                                               1,346      275    1,604     953    1,418
   Accruing loans which are contractually past due 90 days or more           3      835        -       -       28
   -----------------------------------------------------------------------------------------------------------------
   Total of non-accrual and 90 days past due loans                       1,349    1,110    1,604     953    1,446
   Foreclosed real estate, net                                               -        -      232       -        -
   -----------------------------------------------------------------------------------------------------------------
   Total non-performing assets                                          $1,349   $1,110   $1,836   $ 953   $1,446
   =================================================================================================================
   Non-accrual loans as a percentage of loans
     held for investment, net                                            0.76%    0.14%    0.82%    0.39%    0.59%
   =================================================================================================================
   Non-accrual and 90 days or more past due loans
     as a percentage of loans held for investment, net                   0.77%    0.57%    0.82%    0.39%    0.60%
   =================================================================================================================
   Non-accrual and 90 days or more past due loans
     as a percentage of total assets                                     0.55%    0.36%    0.47%    0.22%    0.29%
   =================================================================================================================
   Non-performing assets as a percentage of total assets                 0.55%    0.36%    0.54%    0.22%    0.29%
   =================================================================================================================

         During the year ended September 30, 2007, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $110,000.

         The company considers a loan to be impaired if it is probable that the company will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is deemed impaired, the company computes the present value of the loan's future cash flows, discounted at the effective interest rate. As an alternative, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the present value is less than the carrying value of the loan, a valuation allowance is recorded. For collateral dependent loans, the company uses the fair value of the collateral, less estimated costs to sell on a discounted basis, to measure impairment.

         Our total recorded investment in impaired collateral dependent loans at September 30, 2007 was $2.5 million and the related allowance associated with impaired loans was $627,000. There were no impaired loans in the comparable period one year ago. At September 30, 2007, all impaired loans had a related allowance.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgment about information available to them at the time of their examination. There can be no assurance that the bank will not sustain credit losses in future periods, which could be substantial in relation to the size of the allowance. As of September 30, 2007, the bank's allowance for loan losses amounted to $2.3 million or 1.26% of total loans. The allowance for loan losses to total non-performing loans at September 30, 2007 was 170.87%; as a percentage of total loans, the allowance was increased 60 basis points when compared to September 30, 2006. A $685,000 provision for loan losses was recorded during the year ended September 30, 2007, compared to a provision of $126,000 during the year ended September 30, 2006. The $559,000 increase in the provision for loan losses from the year ago period resulted from the increase in non-performing assets, an increase in the outstanding balance of the bank's commercial real estate loans and an increase of $3.9 million in loans classified as substandard each of which requires an additional allocation of the bank's overall provision. Those were coupled with an increase of $356,000 in loans classified as doubtful. That increase in provision for those loans was offset with an overall decline in the size of the bank's loan portfolio. On an annual basis, or more often if deemed necessary, the bank had contracted with an independent outside third party to have its loan portfolio reviewed. The focus of their review is to identify the extent of potential and actual risk in the bank's commercial loan portfolio, in addition to evaluating the underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussion with the operational staff, including the line lenders and senior management. However, because we entered into a definitive agreement for the company to merge with Summit, and based on the due diligence performed by Summit, it was deemed unnecessary to enter into such a contract for the fiscal year ended September 30, 2007.

         The following table sets forth activity in the bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

                                                                                    Year Ended September 30,
                                                                   ------------------------------------------------------------
                                                                      2007        2006        2005        2004        2003
  -----------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Balance at beginning of period                                    $ 1,330     $ 1,212     $ 1,600     $ 1,550     $ 1,699
  Provisions                                                            685         126         219         209         855
  Charge-offs:
  Mortgage loans:
     Single-family                                                      128           -          33          20         162
     Commercial real estate                                               -           -           -           -          22
  Commercial business                                                   210          78         584         177         828
  Consumer                                                               15           2           8           3           8
  -----------------------------------------------------------------------------------------------------------------------------
  Total charge-offs                                                     353          80         625         200       1,020
  Recoveries:
  Mortgage loans:
     Single-family                                                        8           2           2          29           6
     Commercial real estate                                               -           -           -           -           -
  Commercial business                                                   635          69          15          10           4
  Consumer                                                                -           1           1           2           6
  -----------------------------------------------------------------------------------------------------------------------------
  Total recoveries                                                      643          72          18          41          16
  Net charge-offs (recoveries)                                         (290)          8         607         159       1,004
  -----------------------------------------------------------------------------------------------------------------------------
  Balance at end of period                                          $ 2,305     $ 1,330     $ 1,212     $ 1,600     $ 1,550
  =============================================================================================================================
  Ratio of net charge-offs (recoveries) during the period            (0.16)%       0.00%       0.28%       0.06%       0.36%
     to average loans outstanding during the period
  =============================================================================================================================
  Allowance for loan losses to total non-performing
      loans at end of period                                         170.87%     119.82%      75.56%     167.89%     109.31%
  =============================================================================================================================
  Allowance for loan losses to total loans                             1.26%       0.66%       0.56%       0.62%       0.62%
  =============================================================================================================================

         The following table sets forth the bank's allowance for loan losses in each of the categories listed and the percentage of loans in each category to total loans. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other categories.

                                                                      At September 30,
                               -----------------------------------------------------------------------------------------------------
                                       2007                2006                 2005                 2004                2003
                               -------------------- -------------------- -------------------- ------------------- ------------------
                                        Percent of           Percent of           Percent of          Percent of         Percent of
                                         Loans in             Loans in             Loans in             Loans in           Loans in
                                           Each                 Each                 Each                 Each               Each
                                         Category             Category             Category             Category           Category
                                         to Total             to Total              to Total            to Total           to Total
                                Amount    Loans      Amount    Loans      Amount     Loans     Amount    Loans     Amount   Loans
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Mortgage loans:
   Single-family                 $   21    20.81%   $  177    21.52%     $   35    19.25%    $  110     29.02%    $  141    38.20%
   Multi-family                      30     2.18         6     0.40           6     0.35          8      0.42         11     0.58
   Construction                     177     5.45        67     7.05          72    11.28         78      6.49         80     4.78
   Commercial real estate           350    19.17       286    14.06         328    11.86        233      8.95        208     8.19
   Land                             562     4.44       109     6.86         155     8.55        175      8.04        132     6.88
------------------------------------------------------------------------------------------------------------------------------------
      Total mortgage loans        1,140    52.05       645    49.89         596    51.29        604     52.92        572    58.63
------------------------------------------------------------------------------------------------------------------------------------
Commercial and Consumer:
   Commercial                       959    19.09       525    19.70         407    16.47        515     18.53        770    15.57
   Consumer:
      Home equity                   131    28.64       152    30.22         195    32.06        213     28.32        159    25.47
      Automobile                      6     0.22         6     0.19           5     0.18          9      0.23         13     0.33
------------------------------------------------------------------------------------------------------------------------------------
       Total commercial and
       consumer loans             1,096    47.95       683    50.11         607    48.71        737     47.08        942    41.37
------------------------------------------------------------------------------------------------------------------------------------
Unallocated                          69     N/A          2     N/A            9     N/A         259      N/A          36     N/A
------------------------------------------------------------------------------------------------------------------------------------
Total                            $2,305   100.00%   $1,330   100.00%     $1,212   100.00%    $1,600    100.00%    $1,550   100.00%
====================================================================================================================================

INVESTMENT ACTIVITIES

         The investment policy of the bank, as approved by the board of directors, requires management to maintain adequate liquidity and generate a favorable return on investments to complement the bank's lending activities without incurring undue interest rate and credit risk. The bank primarily utilizes investments in securities for liquidity management, as a source of income and as a method of deploying excess funds not utilized for investment in loans. The bank does not hold any securities bought and held principally for sale in the near term, which would be, classified as held for trading.

         At September 30, 2007, the bank had invested $16.5 million in mortgage-backed securities, or 6.71% of total assets, of which $16.3 million were classified as available-for-sale and $207,000 were classified as held-to-maturity. This portfolio is seasoned with no purchases during fiscal year 2007. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment portfolio at the dates indicated.

                                                                 At September 30,
                                  -------------------------------------------------------------------------------
                                            2007                       2006                      2005
                                  -------------------------- ------------------------ ---------------------------
                                                Estimated                  Estimated                Estimated
                                    Amortized    Market        Amortized     Market     Amortized     Market
                                      Cost       Value           Cost        Value         Cost        Value
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Available-for-sale:
     Corporate debt securities       $ 7,300      $ 6,748        $ 7,280     $ 7,142      $  6,736    $  6,736
     CMOs                              7,191        7,087          9,735       9,755        14,446      14,454
     U.S. Government SBA's            19,395       18,754         27,629      27,199        30,239      29,781
     FHLMC MBS's                       2,961        2,920          5,549       5,463         9,044       8,969
     FNMA MBS's                        8,357        8,141         18,350      17,986        35,548      34,947
     GNMA MBS's                        5,382        5,260          8,133       7,916        13,097      12,942
  ---------------------------------------------------------------------------------------------------------------
        Total available-for-sale      50,586       48,910         76,676      75,461       109,110     107,829
  ---------------------------------------------------------------------------------------------------------------
  Held-to-maturity:
     Corporate debt securities             -                           -           -         1,000       1,020
     U.S. Government SBA's             2,846        2,742          4,461       4,230         6,531       6,213
     FHLMC MBS's                         104          102            128         125           236         235
     FNMA MBS's                          103          101            107         105           202         198
  ---------------------------------------------------------------------------------------------------------------
        Total held-to-maturity         3,053        2,945          4,696       4,460         7,969       7,666
  ---------------------------------------------------------------------------------------------------------------
        Total investment securities  $53,639      $51,855        $81,372     $79,921      $117,079    $115,495
  ===============================================================================================================
  Investment securities with:
     Fixed rates                     $     -      $     -        $     -     $     -      $  1,000    $  1,020
     Adjustable rates                 36,732       35,331         49,105      48,326        57,952      57,184
  Mortgage-backed securities with:
     Fixed rates                         174          168            243         236           393         376
     Adjustable rates                 16,733       16,356         32,024      31,359        57,734      56,915
  ---------------------------------------------------------------------------------------------------------------
        Total                        $53,639      $51,855        $81,372     $79,921      $117,079    $115,495
  ===============================================================================================================

         As of September 30, 2007, the bank held investments in available for sale with unrealized holding losses totaling $1.7 million. All losses are considered temporary and consisted of the following:

                                     Less than 12 months         12 months or more               Total
                                  -------------------------- -------------------------  -------------------------
                                     Fair     Unrealized        Fair      Unrealized      Fair      Unrealized
  Description of Securities         Value       Losses          Value       Losses        Value       Losses
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands)
     Corporate debt securities      $  2,048      $   149       $  4,700     $  403      $  6,748     $   552
     CMOs                              4,124          108          1,934         28         6,058         136
  U.S. Government securities
     SBA                               3,196           38         15,558        603        18,754         641
     GNMA                                  -            -          5,260        122         5,260         122
  U.S. Government agency securities:
     FHLMC MBS's                           -            -          2,920         41         2,920          41
     FNMA MBS's                            -            -          8,141        216          8,141         216
  ---------------------------------------------------------------------------------------------------------------
        Total                       $  9,368      $   295       $ 38,513     $1,413      $ 47,881     $ 1,708
  ===============================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities and mortgage-backed securities available-for-sale.

                                                              At September 30, 2007
                         -------------------------------------------------------------------------------------------------------
                                                More than One       More than Five
                          One Year or Less   Year to Five Years   Years to Ten Years    More than Ten Years          Total
                         ------------------ -------------------- --------------------  ---------------------  ------------------
                                   Weighted           Weighted             Weighted               Weighted              Weighted
                         Carrying  Average  Carrying  Average    Carrying   Average     Carrying  Average    Carrying   Average
                          Value     Yield    Value     Yield      Value     Yield        Value     Yield       Value     Yield
 -------------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
   Investment securities available-for-sale:
   Adjustable-rate securities:
     CMO's                 $ -       -%     $  -        -%      $    -         -%      $ 7,087      6.52%    $ 7,087     6.52%
     Corporate debt          -       -         -        -        2,760      5.08         3,988      6.83       6,748     6.12
     U.S. Government SBA's   -       -         -        -          485      7.54        18,269      4.86      18,754     4.92
  ------------------------------------------------------------------------------------------------------------------------------
         Total               -       -         -        -        3,245      5.45        29,344      5.53      32,589     5.52
  ------------------------------------------------------------------------------------------------------------------------------
  MBS's available for sale:
   Adjustable-rate securities:
     FHLMC                   -       -         -        -            -         -         2,920      6.95       2,920     6.95
     FNMA                    -       -         -        -            -         -         7,995      5.77       7,995     5.77
     GNMA                    -       -         -        -            -         -         5,260      5.57       5,260     5.57
  ------------------------------------------------------------------------------------------------------------------------------
         Total               -       -         -        -            -         -        16,175      6.01      16,175     6.01
  ------------------------------------------------------------------------------------------------------------------------------
   MBS'S fixed-rate:
     FNMA                    -       -       146     7.00            -         -             -         -         146     7.00
  ------------------------------------------------------------------------------------------------------------------------------
         Total               -       -       146     7.00            -         -             -         -         146     7.00
  ------------------------------------------------------------------------------------------------------------------------------
  Total mortgage-backed
  securities available-
  for-sale                   -       -       146     7.00            -         -        16,175      6.01      16,321     6.02
  ------------------------------------------------------------------------------------------------------------------------------
  Total investment
  portfolio                $ -       -%     $146     7.00%      $3,245      5.45%      $45,519      5.70%    $48,910     5.69%
  ==============================================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities and mortgage-backed securities held to maturity.

                                                                    At September 30, 2007
                            --------------------------------------------------------------------------------------------------------
                                                   More than One       More than Five
                             One Year or Less   Year to Five Years   Years to Ten Years    More than Ten Years          Total
                            ------------------ -------------------- --------------------  ---------------------  -------------------
                                      Weighted           Weighted             Weighted               Weighted              Weighted
                            Carrying  Average  Carrying  Average    Carrying   Average     Carrying  Average     Carrying  Average
                             Value     Yield    Value     Yield      Value     Yield        Value     Yield        Value    Yield
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Investment securities held-to-maturity:
 Adjustable-rate securities:
   U.S. Government SBA's      $ -        -%      $-         -%       $380      6.62%        $2,466     4.32%    $2,846     4.63%
 Fixed-rate:
   Corporate debt               -        -        -         -           -         -              -        -          -         -
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities     -        -        -         -         380      6.62          2,466     4.32      2,846      4.63
held-to-maturity
------------------------------------------------------------------------------------------------------------------------------------
MBS's held-to-maturity:
 Adjustable-rate securities:
   FHLMC                        -        -        -         -           -         -            104     7.23        104      7.23
   FNMA                         -        -        -         -           -         -             81     7.26         81      7.26
------------------------------------------------------------------------------------------------------------------------------------
       Total                    -        -        -         -           -         -            185     7.24        185      7.24
------------------------------------------------------------------------------------------------------------------------------------
 Fixed-rate:
   FNMA                         -        -        -         -           -         -             22     6.50         22      6.50
------------------------------------------------------------------------------------------------------------------------------------
       Total                    -        -        -         -           -         -             22     6.50         22      6.50
------------------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed securities
held-to-maturity                -        -        -         -           -         -            207     7.16        207      7.16
------------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity
investments                   $ -        -%      $0         -%       $380      6.62%        $2,673     4.54%    $3,053     4.80%
====================================================================================================================================

                                                               13

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

         At September 30, 2007, $107.7 million, or 85.70% of the bank's certificate of deposit accounts were to mature within one year.

         The following table sets forth the distribution and the rates paid on each category of the bank's deposits.

                                                                    At September 30,
                                      ------------------------------------------------------------------------------
                                                      2007                                    2006
                                      -------------------------------------- ---------------------------------------
                                                    Percent of                            Percent of
                                                      Total        Rate                     Total          Rate
                                        Balance      Deposits      Paid        Balance     Deposits        Paid
--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Savings accounts                        $  2,468        1.25%       0.97%     $  3,679        1.60%        0.98%
Now and money market accounts             60,625       30.62        3.61        73,334       31.86         3.51
Certificates of deposit                  125,717       63.49        5.00       127,939       55.58         4.55
Noninterest-bearing deposits:
    Demand deposits                        9,181        4.64           -        25,222       10.96            -
--------------------------------------------------------------------------------------------------------------------
        Total deposits                  $197,991      100.00%       4.29%     $230,174      100.00%        3.67%
====================================================================================================================

         The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.

                                                                               At September 30, 2007
                                                                            -----------------------------
                                                                               Amount           Rate
         ------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Balance maturing:
         Three months or less                                                   $ 52,127         5.04%
         Three months to one year                                                 55,609         5.04
         One year to three years                                                  15,098         4.70
         Over three years                                                          2,883         4.97
         ------------------------------------------------------------------------------------------------
                  Total                                                         $125,717         5.00%
         ================================================================================================

                                                    14

         At September 30, 2007, the bank had $43.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                              Weighed
                                                                                              Average
                               Maturity Period                                 Amount          Rate
         ------------------------------------------------------------------------------------------------
         Three months or less                                                      $20,526         5.13%
         Over 3 through 6 months                                                    10,372         5.13
         Over 6 through 12 months                                                    7,664         5.08
         Over 12 months                                                              4,542         4.71
         ------------------------------------------------------------------------------------------------
               Total                                                               $43,104         5.07%
         ================================================================================================

         The following table sets forth the deposit activity of the bank for the periods indicated.

                                                                At or For the Year Ended September 30,
                                                              -------------------------------------------
                                                                   2007          2006          2005
         ------------------------------------------------------------------------------------------------
         (In Thousands)
         Balance at beginning of period                           $230,174       $237,794     $288,956

         Net deposits (withdrawals) before interest credited       (41,514)       (15,329)     (57,499)
         Interest credited                                           9,331          7,709        6,337
         ------------------------------------------------------------------------------------------------
         Net increase (decrease) in deposits                       (32,183)        (7,620)     (51,162)
         ------------------------------------------------------------------------------------------------
            Ending balance                                        $197,991       $230,174     $237,794
         ================================================================================================

         BORROWINGS. At September 30, 2007, borrowings consisted of FHLB advances and reverse repurchase agreements totaling $27.2 million. FHLB advances amounted to $25.0 million at September 30, 2007, a decrease from the $36.0 million outstanding at September 30, 2006, and other borrowings (reverse repurchase agreements) amounted to $2.2 million, a decrease of $16.4 million compared to $18.6 million at September 30, 2006. During the fiscal year ended
September 30, 2007, all reverse repurchase agreements represented agreements to repurchase the same securities.

         The following table sets forth information regarding the bank's borrowed funds:
                                                                                 At or For the Year Ended September 30,
                                                                                ------------------------------------------
                                                                                     2007           2006         2005
         -----------------------------------------------------------------------------------------------------------------

         FHLB Advances:
         Average balance outstanding                                                 $ 33,064      $ 44,894    $ 44,422
         Maximum amount outstanding at any month-end during the period                 39,000        51,000      49,200
         Balance outstanding at end of period                                          25,000        36,000      38,000
         Weighted average interest rate during the period                                5.46%         5.05%       4.47%
         Weighted average interest rate at end of period                                 5.92%         5.28%       4.85%

         Reverse repurchase agreements:
         Average balance outstanding                                                   15,264        31,624      58,837
         Maximum amount outstanding at any month-end during the period                 10,857        35,641      62,846
         Balance outstanding at end of period                                           2,192        18,574      38,479
         Weighted average interest rate during the period                                5.61%         4.21%       4.37%
         Weighted average interest rate at end of period                                 2.52%         4.65%       3.69%


SUBSIDIARY ACTIVITIES

         We have two subsidiaries, the bank and Greater Atlantic Capital Trust
I. We established the Trust in January 2002 to issue certain convertible preferred securities which we completed in March 2002. See discussion of the Trust in Note 20 to the financial statements.

PERSONNEL

         As of September 30, 2007, we had 54 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION
GENERAL

         As a savings and loan holding company, the company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The bank, an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the company, the bank and their operations. Certain regulatory requirements applicable to the bank and to the company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below, and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the company and is qualified in its entirety by reference to the actual laws and regulations.

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

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers factors such as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

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

         Although savings and loan holding companies are not currently subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings associations. The bank must notify the Office of Thrift Supervision (30) days before declaring any dividend to the company and comply with the additional restrictions described below. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

         ACQUISITION OF THE COMPANY. On October 4, 2007, Summit filed an application with the Federal Reserve Bank of Richmond to acquire the company and thereby, indirectly, to acquire the bank pursuant to Section 4 of the Bank Holding Company Act and Federal Reserve Regulation Y. The Reserve Bank referred the application to the Board because action under delegated authority was not appropriate. Accordingly, the application is being processed by the Division of Banking Supervision and Regulation of the Board of Governors in Washington, D.C. Summit was notified that, based on the staff's review of the record, additional information was being requested. Subsequently, in order to respond to the request from the Board of Governors and comply with internal application processing guidelines, Summit requested that processing of the application be suspended until such time as the staff of the Board of Governors and Summit consent to the continuation of processing.

FEDERAL SAVINGS INSTITUTION REGULATION

         BUSINESS ACTIVITIES. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, E.G., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

         CAPITAL REQUIREMENTS. The Office of Thrift Supervision capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) capital and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At September 30, 2007, the bank met each of its capital requirements.

         The following table presents the bank's capital position at September 30, 2007.

                                                                                              Capital
                                                                         Excess      --------------------------
                                            Actual        Required     (Deficiency)       Actual       Required
                                            Capital        Capital       Amount           Percent      Percent
---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Tangible                                   $18,830        $ 3,684        $15,146          7.67%        1.50%
Core (Leverage)                             18,830          9,825          9,005          7.67         4.00
Risk-based                                  20,874         13,630          7,244         12.25         8.00

         PROMPT CORRECTIVE REGULATORY ACTION. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for associations with the highest examination rating) is considered to be "undercapitalized." A association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in the amount of up to the lesser of 5% of the savings association's total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

          INSURANCE OF DEPOSIT ACCOUNTS. The bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of its FDIC assessment.

         The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted. The bank's one-time credit approximated $65,529. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during fiscal 2007, Financing Corporation payments for savings associations approximated 1.18 basis points of assessable deposits.

         The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, has been established by the agency at 1.25% for 2008, which was unchanged from 2007.

         The bank's total assessment paid for this period (including the FICO assessment) was $204,021. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the bank. Management cannot predict what insurance assessment rates will be in the future.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30, 2007,the bank's limit on loans to one borrower was $3.2 million, and the bank's largest aggregate outstanding loan to one borrower was $4.0 million. Part of that loan and any other loan in excess of the loans to one borrower limit will be sold in the form of a participation.

         QTL TEST. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities but also defined to include education, credit card and small business loans) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2007, Greater Atlantic maintained 71% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

          LIMITATION ON CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. An application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the bank, it is a subsidiary of a holding company. In the event the bank's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Greater Atlantic's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice. On December 13, 2006, the bank was advised by the Office of Thrift Supervision that it would not approve the bank's application to pay a cash dividend to the company, and the company exercised its right to defer the next scheduled quarterly distribution on the cumulative convertible trust preferred securities for an indefinite period (which can be no longer than 20 consecutive quarterly periods). The amount accrued at September 30, 2007, totaled $644,000.

         ASSESSMENTS. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association's total assets, including consolidated subsidiaries, its financial condition and complexity of its portfolio. The assessments paid by the bank for the fiscal year ended September 30, 2007, totaled $139,095.

         TRANSACTIONS WITH RELATED PARTIES. The bank's authority to engage in transactions with "affiliates" (E.G., any company that controls or is under common control with an institution, including the company) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

         The Sarbanes-Oxley Act of 2002 generally prohibits loans by the company to its executive officers and directors. However, that law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the bank may make to insiders based, in part, on the bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. The Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits.. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

FEDERAL HOME LOAN BANK SYSTEM

         The bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank, the bank is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2007 of $1.7 million.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to $43.9 million; for a 10% ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) is exempted from the reserve requirements. The amounts are adjusted annually. The bank complies with the foregoing requirements.

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

         CORPORATE ALTERNATIVE MINIMUM TAX ("AMT"). The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI could be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). Since the company and the bank have net operating losses for the 2007 fiscal year, except for the AMT, they have not recorded a provision for income taxes.

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

ITEM 1A. RISK FACTORS

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At September 30, 2007, our loan portfolio consisted of $35.0 million, or 19.17% of commercial real estate loans, $18.0 million, or 9.89% of construction and land development loans and $34.8 million, or 19.10% of commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

A DOWNTURN IN THE WASHINGTON D.C. METROPOLITAN AREA ECONOMY, A DECLINE IN REAL ESTATE VALUES OR DISRUPTIONS IN THE SECONDARY MORTGAGE MARKETS COULD REDUCE OUR EARNINGS AND FINANCIAL CONDITION.


      Most of our loans are secured by real estate. As a result, a downturn in this market area could cause significant increases in nonperforming loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would also reduce our profits. In prior years, there had been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. However, a decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

      The secondary mortgage markets are experiencing disruptions resulting from reduced investor demand for mortgage loans and mortgaged-backed securities and increased investor yield requirements for those loans and securities. These conditions may continue or worsen in the future. As a result, a prolonged period of secondary market illiquidity could have an adverse impact on our future earnings and financial condition.

CONSEQUENCES IF MERGER WITH SUMMIT DOESN'T OCCUR.

         The company entered into an agreement, to merge with and into Summit. In approving the merger agreement, the board of directors consulted with Sandler O'Neill regarding the fairness of the transaction to the company's stockholders from a financial point of view and with the company's legal counsel regarding its legal duties and the terms of the merger agreement and ancillary documents. The understanding of the board of directors of the options available to the company and the assessment of those options with respect to the prospects and estimated results of the implementation by the company of its business plan as an independent entity under various scenarios, and the determination that none of those options or the realization of the business plan under the best case scenarios were likely to create greater present value for the company's stockholders than the value to be paid by Summit. On the other hand, if the merger is not consummated the company's ability to achieve consistent profitability by selling a number of branches to increase capital and reduce overall operating cost would be the next option and, if that option was not successful, the prospects for regulatory action would be the most likely.

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

FAILURE TO REMAIN A WELL CAPITALIZED INSTITUTION.

          As of September 30, 2007, the bank was considered a well capitalized institution. Should the bank be classified as an adequately capitalized institution, the bank could not issue brokered certificates of deposit without the permission of the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. At September 30, 2006, the bank was classified as an adequately capitalized institution and the Office of Thrift Supervision limited the payment of dividends from the bank to the company. Without the payment of a dividend from the bank, the company was unable to make a distribution on the cumulative convertible trust preferred securities. When, on December 13, 2006, the bank was advised by the Office of Thrift Supervision that it would not approve the bank's application to pay a cash dividend to the company, the company exercised its right to defer the scheduled quarterly distributions on the cumulative convertible trust preferred securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         The company has no unresolved staff comments for the period ended September 30, 2007.

ITEM 2.  PROPERTIES

         During fiscal year 2007, we conducted our business from five full-service banking offices and our administrative office. The following table sets forth certain information concerning the bank's offices as of September 30, 2007.

                                                                                                   Net Book Value
                                                                                                   of Property or
                                                                                                      Leasehold
                                                                      Original                      Improvements
                                                                         Year        Date of             at
                                                         Leased or    Leased or        Lease        September 30,
  Location                                                 Owned      Acquired      Expiration          2007
  ------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  ADMINISTRATIVE OFFICES:
  10700 Parkridge Boulevard
  Reston, Virginia 20191                                Leased          1998         01-31-11          $   65
  BRANCH OFFICES:
  11834 Rockville Pike
  Rockville, Maryland 20852                             Leased          1998         06-30-09               4
  10700 Parkridge Boulevard
  Reston, Virginia 20191                                Leased          2004         01-31-11             303
  43086 Peacock Market Plaza
  South Riding, Virginia 20152                          Leased          2000         06-30-15             201
  1 South Royal Avenue
  Front Royal, Virginia 22630                           Owned           1977                              687
  9484 Congress Street
  New Market, Virginia 22844                            Owned           1989                              405
  LOAN OFFICES:
  2200 Defense Highway
  Crofton, Maryland 21114                               Leased          2002         11-30-08               1
  12530 Parklawn Drive, Suite 170
  Rockville, Maryland 20852                             Leased          2005         06-30-10              36
  ------------------------------------------------------------------------------------------------------------------
                                                                                             Total     $1,702
  ==================================================================================================================

         The total net book value of the company's furniture, fixtures and equipment at September 30, 2007 was $2.3 million. The properties are considered by management to be in good condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 2007, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION. The Pink Sheets report trades of the company's stock under the symbol GAFC.PK. At September 30, 2007, there were approximately 278 stockholders of record. The following table sets forth the range of reported high and low bid quotations as reported in the Pink Sheets for the common stock for the periods indicated.

                                          First            Second            Third            Fourth
                                      Quarter Ended    Quarter Ended     Quarter Ended    Quarter Ended
                                       December 31        March 31          June 30        September 30
      ---------------------------------------------------------------------------------------------------
      Fiscal Year 2007
      High                                5.10              4.26             5.05              5.35
      Low                                 4.26              2.25             2.25              4.69

      Fiscal Year 2006
      High                                5.41              5.95             5.76              5.35
      Low                                 4.84              4.60             5.00              4.60
      ---------------------------------------------------------------------------------------------------

         These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         The company has not sold any unregistered securities and did not repurchase any of its equity securities in the fiscal year ended September 30, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

         The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report.

  --------------------------------------------------------------------------------------------------------------
  At or For the Years Ended September 30,                 2007       2006       2005       2004        2003
  --------------------------------------------------------------------------------------------------------------
  (In Thousands, Except Per Share Data)
  Consolidated Statements of Operations Data:
     Interest income                                    $18,421    $18,794    $16,958    $18,085    $ 19,361
     Interest expense                                    11,993     11,583     10,013     11,970      12,277
  --------------------------------------------------------------------------------------------------------------
     Net interest income                                  6,428      7,211      6,945      6,115       7,084
     Provision for loan losses                              685        126        219        209         791
  --------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan
      losses                                              5,743      7,085      6,726      5,906       6,293
     Noninterest income                                     615        917      1,695        547         766
     Gain on branch sales                                 4,255          -        945          -           -
     Noninterest expense                                  9,626     11,085      9,889     10,370      10,014
  --------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations before
      taxes                                                 987     (3,083)      (523)    (3,917)     (2,955)
     Provision for income taxes                              36          -          -          -           -
  --------------------------------------------------------------------------------------------------------------
       Income (loss) from continuing operations             951     (3,083)      (523)    (3,917)     (2,955)
     Discontinued operations:
       (Loss) income from operations                          -     (2,488)    (1,107)       428       4,898
  --------------------------------------------------------------------------------------------------------------
     Net income (loss)                                  $   951    $(5,571)   $(1,630)   $(3,489)   $  1,943
  ==============================================================================================================

  Per Share Data:
     Net income (loss):
     Basic                                              $  0.31    $ (1.84)   $ (0.54)   $ (1.16)   $   0.65
     Diluted                                            $  0.31    $ (1.84)   $ (0.54)   $ (1.16)   $   0.44
     Book value                                            3.17       2.93       4.76       5.29        6.79
     Tangible book value                                   3.29       2.96       4.80       5.22        6.38
     Weighted average shares outstanding:
     Basic                                            3,023,407  3,020,934  3,015,509  3,012,434   3,012,434
     Diluted                                          4,395,008  3,020,934  3,015,509  3,012,434   4,413,462
  Shares outstanding                                  3,024,220  3,020,934  3,020,934  3,012,434   3,012,434
  Consolidated Statements of Financial Condition Data:
     Total assets                                      $245,994   $305,219   $339,542   $433,174    $498,456
     Total loans receivable, net                        176,108    193,307    194,920    246,387     242,253
     Allowance for loan losses                            2,305      1,330      1,212      1,600       1,550
     Mortgage-loans held for sale                             -          -      9,517      5,528       6,554
     Investment securities (1)                           35,435     48,557     58,502     60,285     138,049
     Mortgage-backed securities                          16,528     31,600     57,296     92,722      86,735
     Total deposits                                     197,991    230,174    237,794    288,956     297,876
     FHLB advances                                       25,000     36,000     38,000     51,200      86,800
     Other borrowings                                     2,192     18,574     38,479     64,865      77,835
     Guaranteed convertible preferred securities of
      subsidiary trust                                    9,374      9,388      9,378      9,369       9,359
     Total stockholders' equity                           9,571      8,850     14,375     15,944      20,442
     Tangible capital                                     9,939      8,943     14,514     15,379      19,228



SELECTED FINANCIAL DATA - (CONTINUED)

  ---------------------------------------------------------------------------------------------------------------
  At or For the Years Ended September 30,                2007       2006        2005        2004        2003
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands, Except Per Share Data)
  Average Consolidated Statements of Financial
  Condition Data
     Total assets                                    $284,136   $315,133    $370,729    $504,039    $477,882
     Investment securities(1)                          64,011     66,789      70,633     123,198     161,161
     Mortgage-backed securities(1)                     23,848     43,979      77,424     111,016      51,046
     Total loans                                      184,570    193,688     210,152     253,772     251,386
     Allowance for loan losses                          1,559      1,264       1,609       1,498       1,696
     Total deposits                                   214,118    210,311     245,518     275,636     279,469
     Total stockholders' equity                         7,871     12,164      13,830      15,236      15,132

  Performance Ratios (2)
     Return on average assets                            0.33%     (1.77)%     (0.44)%     (0.69)%      0.41%
     Return on average equity                           12.08     (45.80)     (11.79)     (22.90)      12.83
     Equity to assets                                    3.89       2.90        4.23        3.68        4.10
     Net interest margin                                 2.36       2.37        1.94        1.68        1.53
     Efficiency ratio(3)                                85.20     136.38      103.17      155.66      127.58

  Asset Quality Data:
     Non-performing assets to total assets, at
      period end                                         0.55       0.36        0.54        0.22        0.28
     Non-performing loans to total loans, at period
      end                                                0.74       0.55        0.75        0.37        0.57
     Net charge-offs (recoveries) to average total
      loans                                             (0.16)      0.00        0.28        0.06        0.36
     Allowance for loan losses to:
       Total loans                                       1.26%      0.66%       0.56%       0.62%       0.62%
       Non-performing loans                            170.87     119.82       75.56      167.89      109.31
     Non-performing loans                            $  1,349   $  1,110    $  1,604    $    953    $  1,418
     Non-performing assets                              1,349      1,110       1,836         953       1,446
     Allowance for loan losses                          2,305      1,330       1,212       1,600       1,550

  Capital Ratios of the Bank:
     Leverage ratio                                      7.67%      5.51%       6.66%       5.59%       5.68%
     Tier 1 risk-based capital ratio                    11.00       8.59       10.25        9.81       12.08
     Total risk-based capital ratio                     12.25       9.11       10.75       10.42       12.70

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

PROPOSED ACQUISITION

         As previously reported in a Form 8-K filed on April 16, 2007, we announced that the company and Summit Financial Group, Inc., entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the pending merger of the company with and into Summit Financial Group, Inc.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement may be terminated if the merger is not consummated by that date, subject to regulatory and shareholder approvals. Immediately following the merger, the bank intends to merge with and into Summit Community Bank.

GENERAL

         The profitability of the company depends primarily on its net-interest income and non-interest income. Net interest income is the difference between the interest income it earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consist mainly of interest paid on deposits and borrowings. Non-interest income consists primarily of gain on sales of loans, derivatives and available-for-sale investments and fees from service charges on deposits and loans.

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

INCOME TAXES

         The provision (or benefit) for income taxes is based on taxable income, tax credits and available net operating losses. The company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of assets and liabilities. If enacted tax rates change, the company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. The company records a valuation allowance on deferred tax assets to reflect the future tax benefits expected to be realized. In determining the appropriate valuation allowance, the company considers the expected level of future taxable income and available tax planning strategies. At September 30, 2007, the company had deferred tax assets of $2.1 million, which is net of a valuation allowance of $3.5 million.

RECENT ACCOUNTING STANDARDS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. We do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations", to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

DISCONTINUED MORTGAGE BANKING OPERATIONS

         On March 29, 2006, we began the process of discontinuing the operations of the bank's subsidiary, Greater Atlantic Mortgage Corporation. It was determined that, because it was unprofitable, this business no longer fit our strategy.

         Due to the unprofitable operations of Greater Atlantic Mortgage Corporation, the company recognized an additional loss of $1.5 million during fiscal 2006. In addition to the loss from operations, a non-recurring pre-tax impairment charge on long-lived assets related to Greater Atlantic Mortgage Corporation of $996,000 was recorded and also included in discontinued operations in the consolidated statements of operations for fiscal 2006.

         As a result of the above action, we applied discontinued operations accounting in the third quarter of 2006, as we completed the closing of the Greater Atlantic Mortgage Corporation business. The table below summarizes Greater Atlantic Mortgage Corporation results which were treated as discontinued operations for the periods indicated.

                                                          Year Ended September 30,
                                                   ------------------------------------
                                                         2006               2005
---------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data
Interest income                                        $   280           $   478
Interest expense                                           256               347
---------------------------------------------------------------------------------------
Net interest income                                         24               131
Noninterest income                                       2,149             5,072
Noninterest expense                                      4,661             6,310
Provision for income taxes                                   -                 -
---------------------------------------------------------------------------------------
Net income (loss)                                      $(2,488)          $(1,107)
=======================================================================================
Earnings per share - basic                             $ (0.82)          $ (0.37)
Earnings per share - diluted                             (0.82)            (0.37)

FINANCIAL CONDITION
2007 COMPARED TO 2006

         At September 30, 2007 the company's total assets were $246.0 million, compared to the $305.2 million held at September 30, 2006, representing a decrease of 19.40%. The decrease resulted primarily from a decrease in investment securities, loans receivable and interest bearing deposits. The decline in the bank's overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage the bank's assets and liabilities to maintain the bank in a well capitalized position.

         Net loans receivable at September 30, 2007 were $176.1 million, a decrease of $17.2 million or 8.90% from the $193.3 million held at September 30, 2006. The decrease in loans consisted primarily of a $5.5 million decline in the bank's single-family loan portfolio, coupled with a decrease of $8.8 million in the Bank's consumer loan portfolio. Because the Bank's single family and consumer loan portfolios consist primarily of adjustable-rate loans, and with the yield curve that existed throughout our fiscal 2007 period, reflecting short-term rates only slightly lower than rates for longer terms, customers were able to extend the terms of their mortgages. Customers were also refinancing away from adjustable-rate loans and into longer term, fixed-rate loans or curtailing outstanding balances. Multifamily loans outstanding increased by $3.2 million and commercial real estate loans increased by $6.6 million during the period. Those increases were offset in part by decreases of $10.0 million in construction and land loans and $5.0 million in commercial business loans. The decrease in construction and land loans was primarily in the single family residential sector of the market. The company anticipates that lending in that area will continue to decline as a result of the current slow sales pace occurring in the single-family market.

         At September 30, 2007, investment securities were $52.0 million, a decrease of $28.2 million or 35.17% from the $80.2 million held at September 30, 2006. The cash proceeds from the sale or payoff of investment securities were used to reduce higher cost wholesale funding, including borrowings, brokered deposits and wholesale deposits, and to retain cash for the sale of our Pasadena branch office which occurred on August 24, 2007.

         Deposits at September 30, 2007 were $198.0 million, a decrease of $32.2 million from the $230.2 million held at September 30, 2006. Total deposits decreased primarily due the sale of our Pasadena branch office and our reduced reliance on brokered deposits and wholesale deposits, both of which have a higher cost. The combination of the branch sale and the elimination of brokered deposits and wholesale deposits contributed to a $75.6 million decrease in deposits since September 30, 2006 while total retail deposits increased $40.4 million. The increase in retail deposits is primarily in certificates of deposits and money fund accounts which have been obtained through the bank's marketing efforts and are at a lower cost than brokered and wholesale deposits.

         On February 22, 2006, the company announced that it had engaged Sandler O'Neill & Partners, L.P. to advise on the financial aspects of the company's review of its strategic options and assist the company in evaluating the financial aspects of all strategic alternatives available.

         As previously reported in a Form 8-K filed on April 16, 2007, we announced that the company and Summit Financial Group, Inc., entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the pending merger of the company with and into Summit Financial Group, Inc.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement may be terminated if the merger is not consummated by that date, subject to regulatory and shareholder approvals. Immediately following the merger, the bank intends to merge with and into Summit Community Bank.

         Under the agreement to sell its leased branch office located at 8070 Ritchie Highway, Pasadena, Maryland, to Bay-Vanguard, Bay-Vanguard paid the bank an 8.5% premium on the balance of deposits assumed at closing. At August 24, 2007, the closing date of that transaction, the deposits at our Pasadena branch office on which the deposit premium would apply totaled approximately $51.5 million with the bank recognizing a gain of $4.3 million. Bay-Vanguard also purchased the branch office's fixed assets, but did not acquire any loans as part of the transaction.

RESULTS OF OPERATIONS
2007 COMPARED TO 2006

         NET INCOME. For the fiscal year ended September 30, 2007, the company had a net income from continuing operations of $951,000 or $0.31 per diluted share compared to a loss from continuing operations of $3.1 million or $1.02 per diluted share for fiscal year 2006. The $4.0 million improvement in earnings over the comparable period one-year ago was primarily the result of an increase in non-interest income and a decrease in non-interest expense. That increase in non-interest income and decrease in non-interest expense were partially offset by a decrease in net interest income and increases in the provision for loan losses and the provision for income taxes. The ongoing net losses from continuing operations remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained. Due to the gain arising from the sale of the bank's Pasadena branch office in August of this year, the bank is currently managing its assets and liabilities to maintain a well capitalized status. Because of the bank's loans to one borrower limit it cannot aggressively expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused earning assets to decline, impacting earnings. Further, margin pressure from the yield curve, which had been inverted since the spring of 2006 and remains inverted from three months to three years and only recently moved to a positive pattern from three to ten years, presents a very challenging environment in which to seek to increase our net interest margin.

             Accordingly, during 2007, the company entered into an agreement to merge with and into Summit. In approving the merger agreement, the board of directors consulted with Sandler O'Neill regarding the fairness of the transaction to the company's stockholders from a financial point of view and with the company's legal counsel regarding its legal duties and the terms of the merger agreement and ancillary documents. The understanding of the board of directors of the options available to the company and the assessment of those options with respect to the prospects and estimated results of the implementation by the company of its business plan as an independent entity under various scenarios, and the determination that none of those options or the realization of the business plan under the best case scenarios were likely to create greater present value for the company's stockholders than the value to be paid by Summit. On the other hand, the board of directors considered the company's ability to achieve consistent profitability by selling a number of branches to increase capital and reduce overall operating cost and the prospects for regulatory action if it failed to do so.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                              Years ended September 30,                Difference
                                            -------------------------------  -------------------------------
                                                2007             2006            Amount            %
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest income:
   Loans                                      $ 14,173         $ 13,866          $  307            2.21%
   Investments                                   4,248            4,928            (680)         (13.80)
------------------------------------------------------------------------------------------------------------
Total                                           18,421           18,794            (373)          (1.98)
------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                      9,331            7,709           1,622           21.04
   Borrowings                                    2,662            3,874          (1,212)         (31.29)
------------------------------------------------------------------------------------------------------------
Total                                           11,993           11,583             410            3.54
------------------------------------------------------------------------------------------------------------
Net interest income                           $  6,428         $  7,211          $ (783)         (10.86)%
============================================================================================================

         The decrease in net interest income for fiscal year 2007, from the comparable period one year ago, resulted primarily from a $32.0 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $7.6 million more than the decline in average interest-bearing liabilities. That decrease was coupled with a 1 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.37% for fiscal year 2006 to 2.36% for fiscal year 2007. The decrease in net interest margin was offset by the average yield on interest-earning assets increasing by 6 basis point more than the increase in the average cost on interest-bearing liabilities.

        The interest rate environment has been a difficult one for most financial institutions. With short-term rates close to or at times even higher than long-term rates, the prospects of expanding interest rate spread and net interest margin has been difficult. We expect the interest rate environment to remain challenging and we believe it will continue to have an impact on our net interest margin and net interest rate spread. We also believe, however, that our strategy of changing the balance sheet from one that was wholesale oriented, as reflected in the bank's former reliance on brokered and internet deposits, to one which is more retail oriented, will benefit us over time. We believe that change will position us to realize a benefit when the interest rate environment improves. If market interest rates were to rise, given our asset sensitivity position, we would also expect our net interest margin to improve. However, in a declining rate environment our interest rate spread and our net interest income would decline. The bank continues to monitor the markets and its interest rate position to alleviate any material changes in net interest margin.

         INTEREST INCOME. Interest income for the fiscal year ended September 30, 2007 decreased $373,000 compared to fiscal year 2006, primarily as a result of a $32.0 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were partially offset by an increase of 59 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $410,000 increase in interest expense for fiscal year 2007 compared to the 2006 period was principally the result of an 53 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by a $24.4 million decrease in average deposits and borrowings. The increase in interest expense on deposits was primarily due to a 69 basis point increase in rates paid on deposits, primarily due to higher rates paid on interest-bearing demand deposits and certificates and elevated pricing on new and renewed time deposits. That increase was coupled with an increase of $3.8 million in average deposits from $210.3 million for fiscal 2006 to $214.1 million for fiscal 2007. The increase in rates was primarily due to market rates requiring higher rates on interest-bearing demand deposits, savings accounts and certificates and increased pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for fiscal 2007, when compared to the 2006 period, was principally the result of a $28.2 million decrease in average borrowed funds and was partially offset by a 45 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $1.2 million in interest expense on borrowings were a $1.4 million decrease relating to average volume, offset in part by a $217,000 increase relating to average cost.

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

                                                             Year Ended September 30,
                         --------------------------------------------------------------------------------------------------
                                      2007                             2006                             2005
                         ------------------------------   -------------------------------   -------------------------------
                                      Interest  Average               Interest   Average                Interest   Average
                          Average     Income/   Yield/    Average     Income/    Yield/     Average     Income/    Yield/
                          Balance     Expense   Rate      Balance     Expense    Rate       Balance     Expense    Rate
                         ---------    --------  -------   -------     --------   --------   --------    --------   -------
  (Dollars in Thousands)
  Interest-earning assets:
     Real estate loans   $ 91,132    $ 6,693     7.34%    $ 93,390    $ 6,699     7.17%     $ 98,217    $ 6,379     6.49%
     Consumer loans        55,420      4,353     7.85       65,338      4,701     7.19        71,817      3,748     5.22
     Commercial business
       loans               38,018      3,127     8.23       34,960      2,466     7.05        40,118      2,303     5.74
                         ---------    --------  -------   ---------   --------   --------   --------    --------   -------
        Total loans       184,570     14,173     7.68      193,688     13,866     7.16       210,152     12,430     5.91
  Investment securities    64,011      3,184     4.97       66,789      3,353     5.02        70,633      2,414     3.42
  Mortgage-backed
     securities            23,848      1,064     4.46       43,979      1,575     3.58        77,424      2,114     2.73
                         ---------    --------  -------   ---------   --------   --------   --------    --------   -------
        Total interest-
        earning assets    272,429     18,421     6.76      304,456     18,794     6.17       358,209     16,958     4.73
                                      --------  -------               --------   --------               --------   -------
  Non-earning assets       11,707                           10,677                            12,520
                         ---------                        ---------                         ---------
      Total assets       $284,136                         $315,133                          $370,729
                         =========                        =========                         =========
  Liabilities and
  Stockholders' Equity:
  Interest-bearing
  liabilities:
     Savings accounts    $  2,969         27     0.91     $  5,190         48     0.92      $ 10,202         94     0.92
     Now and money
        market accounts    77,997      2,791     3.58       73,485      2,430     3.31        64,723      1,197     1.85
     Certificates of
      deposit             133,152      6,513     4.89      131,636      5,231     3.97       170,593      5,046     2.96
                         ---------    --------  -------   ---------   --------   --------   --------    --------   -------
        Total deposits    214,118      9,331     4.36      210,311      7,709     3.67       245,518      6,337     2.58
     FHLB advances         33,064      1,806     5.46       44,894      2,266     5.05        44,422      1,985     4.47
     Other borrowings      15,264        856     5.61       31,624      1,608     5.08        51,388      1,691     3.29
                         ---------    --------  -------   ---------   --------   --------   --------    --------   -------
    Total interest-
     bearing liabilities  262,446     11,993     4.57      286,829     11,583     4.04       341,328     10,013     2.93
                                      --------  -------               --------   --------               --------   -------
  Noninterest-bearing
     liabilities:
  Noninterest-bearing
     demand deposits       11,595                           14,993                            14,138
  Other liabilities         2,224                            1,147                             1,433
                         ---------                        ---------                         ---------
    Total liabilities     276,265                          302,969                           356,899
  Stockholders' equity      7,871                           12,164                            13,830
                         ---------                        ---------                         ---------
    Total liabilities
      and stockholders'
      equity             $284,136                         $315,133                          $370,729
                         =========                        =========                         =========
  Net interest income                $6,428                           $ 7,211                           $ 6,945
                                     =======                          =======                           ========
  Interest rate spread                           2.19%                            2.13%                             1.80%
                                                =======                         =======                            ======
  Net interest margin                            2.36%                            2.37%                             1.94%
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

                                     Year Ended September 30, 2007       Year Ended September 30, 2006
                                            Compared to Year                    Compared to Year
                                        Ended September 30, 2006            Ended September 30, 2005
                                         Change Attributable to              Change Attributable to
                                    --------------------------------- --------------------------------------
                                       Volume       Rate       Total      Volume        Rate       Total
------------------------------------------------------------------------------------------------------------
(In Thousands)
Real estate loans                     $  (162)    $  156     $    (6)    $  (314)     $  634      $  320
Consumer loans                           (714)       366        (348)       (338)      1,291         953
Commercial business loans                 216        445         661        (296)        459         163
------------------------------------------------------------------------------------------------------------
      Total loans                        (660)       967         307        (948)      2,384       1,436
Investments                              (139)       (30)       (169)       (131)      1,070         939
Mortgage-backed securities               (721)       210        (511)       (913)        374        (539)
------------------------------------------------------------------------------------------------------------
Total interest-earning assets         $(1,520)    $1,147     $  (373)    $(1,992)     $3,828      $1,836
============================================================================================================

Savings accounts                      $   (21)      $  -     $   (21)    $   (46)     $    -      $  (46)
Now and money market accounts             149        212         361         162       1,071       1,233
Certificates of deposit                    60      1,222       1,282      (1,152)      1,337         185
------------------------------------------------------------------------------------------------------------
  Total deposits                          188      1,434       1,622      (1,036)      2,408       1,372
FHLB advances                            (597)       137        (460)         21         260         281
Other borrowings                         (832)        80        (752)       (650)        567         (83)
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    $(1,241)    $1,651     $   410     $(1,665)     $3,235      $1,570
============================================================================================================
Change in net interest income         $  (279)    $ (504)    $  (783)    $  (327)     $  593      $  266
============================================================================================================

PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups based on loan type. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard or doubtful, based on the performance of the loans. Those classified loans are then individually evaluated for impairment. Those loans that are not individually evaluated are then segmented by type and assigned a reserve percentage that reflects the industry loss experience. The loans individually evaluated for impairment are measured by either, the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. On an annual basis, or more often if deemed necessary, the bank had contracted with an independent outside third party to have its loan portfolio reviewed. The focus of their review is to identify the extent of potential and actual risk in the bank's commercial loan portfolio, in addition to the underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussion with the operational staff, including the line lenders and senior management. However, because we entered into a definitive agreement for the company to merge with Summit, and based on the due diligence performed by Summit, it was deemed unnecessary to enter into such a contract for the fiscal year ended September 30, 2007.

         Non-performing assets were $1.3 million or 0.55% of total assets at September 30, 2007, compared to non-performing assets of $1.1 million or 0.36% of total assets at September 30, 2006. At September 30, 2007, assets of $4.7 million were classified as substandard and $675,000 classified as doubtful. A $685,000 provision for loan losses was recorded during the year ended September 30, 2007, compared to a provision of $126,000 during the year ended September 30, 2006. The increase in the provision for loan losses of $559,000 from the year ago period resulted from the increase in non-performing assets, an increase in the outstanding balance of the bank's commercial real estate loan's which require a larger allocated allowance provision and an increase of $3.9 million in loans classified as substandard which also require an additional allocation of the bank's overall provision coupled with an increase of $356,000 in loans classified as doubtful. That increase in provision for those loans was offset with an overall decline in the size of the bank's loan portfolio.

         NON-INTEREST INCOME. Non-interest income increased $4.0 million during fiscal 2007, over fiscal 2006. That increase was primarily the result of increases in other operating income and service fees on deposits. Those increases were partially offset by losses on derivatives, real estate owned and service fees on loans. The increase in other operating income reflects the $4.3 gain recognized from the sale of the bank's Pasadena, Maryland branch. As previously reported in a Form 8-K filed on April 16, 2007, and noted previously, on April 12, 2007, the company announced that it and Summit entered into a definitive agreement for the company to merge with and into Summit and that the bank and Bay-Vanguard entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was a condition to the completion of the pending merger of GAFC with and into Summit Financial Group, Inc.

         The following table presents a comparison of the components of non-interest income.

                                                Years Ended September 30,                 Difference
                                             -------------------------------- ------------------------------------
                                                  2007             2006           Amount               %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest income:
   Service fees on loans                         $   169            $ 186         $   (17)           (9.14)%
   Service fees on deposits                          444              424              20             4.72
   Gain (loss) on derivatives                        (21)             212            (233)         (107.89)
   Gain on sale of real estate owned                   -               65             (65)         (100.00)
   Other operating income                             23               30              (7)          (23.33)
   Gain on branch sale                             4,255                -           4,255              n/a
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                   $ 4,870            $ 917         $ 3,953           431.08%
==================================================================================================================

         NON-INTEREST EXPENSE. Noninterest expense for fiscal 2007 amounted to $9.6 million, a decrease of $1.5 million or 13.16% from the $11.1 million incurred in fiscal 2006. The decrease was distributed over various non-interest expense categories with the contributors being compensation, professional services, advertising, deposit insurance premiums, furniture, fixtures and equipment, data processing and other operating expense. The decreases in those categories of expense were offset by an increase of $57,000 in occupancy expense. The decrease in other operating expense is the result of a settlement offer which required a $500,000 payment by the company during fiscal 2006.

         The following table presents a comparison of the components of noninterest expense.

                                                 Years Ended September 30,                Difference
                                               ------------------------------   -------------------------------
                                                   2007            2006            Amount             %
 --------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
 Noninterest expense:
    Compensation and employee benefits             $ 4,446        $  4,718        $  (272)         (5.77)%
    Occupancy                                        1,394           1,337             57           4.26
    Professional services                            1,128           1,227            (99)         (8.07)
    Advertising                                        130             628           (498)        (79.30)
    Deposit insurance premium                           69             101            (32)        (31.68)
    Furniture, fixtures and equipment                  516             554            (38)         (6.86)
    Data processing                                    877             919            (42)         (4.57)
    Other operating expense                          1,066           1,601           (535)        (33.42)
 --------------------------------------------------------------------------------------------------------------
 Total noninterest expense                         $ 9,626        $ 11,085        $(1,459)        (13.16)%
 ==============================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We recorded a provision for income taxes for fiscal 2007 of $36,000 which was due to the alternative minimum tax. We did not record a provision for income taxes for fiscal 2006 and 2005 due to our operating losses. The company believes that it will generate future taxable income through earnings and branch sales, to assure utilization of a certain portion of the existing net operating losses.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         The following summarizes the company's contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of September 30, 2007 and the effect such obligations may have on liquidity and cash flow in future periods.

                                                     Less Than    Two-Three    Four-Five     After Five
                                         Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
FHLB Advances (1)                      $ 25,000     $      -     $ 25,000     $      -        $      -
Reverse repurchase agreements             2,192        2,192            -            -               -
Subordinated debt securities (2)         25,982          655        1,310        1,310          22,707
Operating leases                          3,779        1,062        1,858          469             390
-----------------------------------------------------------------------------------------------------------
     Total obligations                 $ 56,953     $  3,909     $ 28,168     $  1,779        $ 23,097
===========================================================================================================
(1)  The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.
(2)  Includes principal and interest due on our junior subordinated debt securities.

OTHER COMMERCIAL COMMITMENTS
                                                     Less Than    Two-Three    Four-Five     After Five
                                         Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Certificates of deposit maturities (1) $ 125,717    $ 111,990     $ 10,922      $ 2,712         $ 93
Loan originations                          9,527        9,527            -            -            -
Unfunded lines of credit (2)             111,815      111,815            -            -            -
Standby letter of credit                     310          310            -            -            -
-----------------------------------------------------------------------------------------------------------
     Total                             $ 247,369    $ 233,642     $ 10,922      $ 2,712         $ 93
===========================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposit based on current market interest rates.
(2) Revolving lines of credit secured by one-to-four dwelling units and commercial lines that remain unfunded. The committed amount of these lines total $174.1 million.

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

         The table below illustrates the maturities or repricing of the company's assets and liabilities, including noninterest-bearing sources of funds, to specific periods, at September 30, 2007. Estimates and assumptions concerning allocating prepayment rates of major asset categories are based on information obtained from Farin and Associates on projected prepayment levels on mortgage-backed and related securities and decay rates on savings, NOW and money market accounts. The bank believes that such information is consistent with our current experience.

  -----------------------------------------------------------------------------------------------------------------------
                                                                                         Three
                                                      91 Days    181 Days    One Year   Years to     Five
                                          90 Days     to 180      to Dne     to Three     Five     Years or
  Maturing or Repricing Periods           or Less      Days       Year        Years       Years      More      Total
  -----------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Interest-earning assets
  Loans:
     Adjustable and balloon              $ 23,647    $  3,042   $  7,709    $ 12,385   $  7,697   $    151   $ 54,631
     Fixed-rate                               700         703      1,881       8,169      5,765     15,708     32,926
     Commercial business                   22,734         431      1,163       7,526      1,540      1,704     35,098
     Consumer                              52,362          93        164         427        188        154     53,388
  Investment securities                    36,444       4,755          -           -          -          -     41,199
  Mortgage-backed securities                3,833      12,546         37          48          8         10     16,482
  -----------------------------------------------------------------------------------------------------------------------
        Total                             139,720      21,570     10,954      28,555     15,198     17,727    233,724
  -----------------------------------------------------------------------------------------------------------------------
  Interest-bearing liabilities:
  Deposits:
     Savings accounts                         709         505        363         410        223        258      2,468
     NOW accounts                           2,336       1,802      1,772       1,974      1,040      1,286     10,210
     Money market accounts                 16,091      10,957      8,496       8,379      3,597      2,907     50,427
     Certificates of deposit               52,130      30,140     25,476      15,097      2,803         93    125,739
  Borrowings:
     FHLB advances                              -           -          -           -     25,000          -     25,000
     Other borrowings                       2,192           -          -           -          -      9,374     11,566
  -----------------------------------------------------------------------------------------------------------------------
        Total                              73,458      43,404     36,107      25,860     32,663     13,918   $225,410
  -----------------------------------------------------------------------------------------------------------------------
  GAP                                    $ 66,262    $(21,834)  $(25,153)   $  2,695   $(17,465)  $  3,809   $  8,314
  =======================================================================================================================
  Cumulative GAP                         $ 66,262    $ 44,428   $ 19,275    $ 21,970   $  4,505   $  8,314
  =======================================================================================================================
  Ratio of Cumulative GAP
  to total interest earning assets          28.35%      19.01%      8.25%       9.40%      1.93%      3.56%
  =======================================================================================================================

         As indicated in the interest rate sensitivity table, the 181 day to one-year cumulative gap, representing the total net assets and liabilities that are projected to re-price over the next year, was asset sensitive in the amount of $19.3 million at September 30, 2007.

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

         Management uses two other analyses to manage interest rate risk: (1) an earnings-at-risk analysis to develop an estimate of the direction and magnitude of the change in net interest income if rates move up or down 200 basis points; and (2) a value-at-risk analysis to estimate the direction and magnitude of the change in net portfolio value if rates move up 200 basis points or down 200 basis points. Currently the bank uses a sensitivity of net interest income analysis prepared by Farin and Associates to measure earnings-at-risk and the Office of Thrift Supervision Interest Rate Risk Exposure Report to measure value-at-risk.

         The following table sets forth the earnings at risk analysis that measures the sensitivity of net interest income to changes in interest rates at September 30, 2007:

                   Net Interest Income Sensitivity Analysis
     ---------------------------------------------------------------------
     Changes in Rate                      Basis Point     Percent Change
      by Basis Point    Net Interest         Change         From Base
                           Margin          From Base
     ----------------- ----------------  --------------- -----------------
           +200             3.15%            0.14%             4.65%
           +100             3.08%            0.07%             2.33%
            +0              3.01%              -                 -
           -100             2.90%           (0.11)%           (3.65)%
           -200             2.75%           (0.26)%           (8.64)%

         In a declining rate scenario the bank is not within the limits established by the board of directors. Management will monitor the situation over the next several quarters to determine if a change should be made in our position.

         The above table indicates that, based on an immediate and sustained 200 basis point increase in market interest rates, net interest margin, as measured as a percent of total assets, would increase by 14 basis points or 4.65% and, if interest rates decrease 200 basis points, net interest margin, as a percent of total assets, would decrease by 26 basis points or 8.64%.

         The net interest income sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. The estimates used are based upon assumptions as to the nature and timing of interest rate levels including the shape of the yield curve. Those estimates have been developed based upon current economic conditions; the company cannot make any assurances as to the predictive nature of those assumptions including how customer preferences or competitor influences might change.

         Presented below is an analysis of our interest rate risk, as of September 30, 2007, as measured by changes in net portfolio value for parallel shifts of up 200 and down 200 basis points in market interest rates:

                                                         Net Portfolio Value as a Percent of
                           Net Portfolio Value               the Present Value of Assets
                    ----------------------------------  --------------------------------------
Changes in Rates         Dollar          Percent            Net Portfolio         Change in
      (bp)               Change          Change              Value Ratio          NPV Ratio
----------------------------------------------------------------------------------------------
                 (Dollars in thousands)
      +200           $ (2,054)           (8.46)%             8.97%               (0.67)%
      +100               (976)           (4.02)              9.33                (0.31)
        +0                  -                -               9.64                    -
      -100                282             1.16               9.69                 0.06
      -200                308             1.27               9.66                 0.02

         The decline in net portfolio value of $2.0 million or 8.46% in the event of a 200 basis point increase in rates is a result of the current amount of adjustable rate loans and investments held by the bank as of September 30, 2007 and currently is within the limits established by the board of directors. The foregoing increase in net portfolio value, in the event of a decrease in interest rates of 200 basis points, currently exceeds the company's internal board guidelines.

         In addition to the strategies set forth above, in 2002, the bank began using derivative financial instruments, such as interest rate swaps, to help manage interest rate risk. The bank does not use derivative financial instruments for trading or speculative purposes. All derivative financial instruments are used in accordance with board-approved risk management policies.

         The bank enters into interest rate swap and cap agreements principally to manage its exposure to the impact of rising short-term interest rates on its earnings and cash flows. Since short-term interest rates have stabilized, the bank has unwound its interest rate swaps during fiscal 2006.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                              Years ended September 30,                Difference
                                            -------------------------------  -------------------------------
                                                2006             2005            Amount            %
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest income:
   Loans                                      $ 13,866         $ 12,430          $ 1,436          11.55%
   Investments                                   4,928            4,528              400           8.83
------------------------------------------------------------------------------------------------------------
Total                                           18,794           16,958            1,836          10.83
------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                      7,709            6,337            1,372          21.65
   Borrowings                                    3,874            3,676              198           5.39
------------------------------------------------------------------------------------------------------------
Total                                           11,583           10,013            1,570          15.68
------------------------------------------------------------------------------------------------------------
Net interest income                           $  7,211         $  6,945          $   266           3.83%
============================================================================================================

         Our increase in net interest income for fiscal year 2006, resulted primarily from a 43 basis point increase in net interest margin (net interest income divided by average interest-earning assets) from 1.94% for fiscal year 2005 to 2.37% for fiscal year 2006, offset in part by a $53.8 million decrease in the bank's interest-earning assets. The increase in net interest margin also resulted from the average yield on interest-earning assets increasing by 33 basis points more than the increase in the average cost on interest-bearing liabilities and was coupled with average interest earning assets decreasing by $746,000 less than the decline in average interest-bearing liabilities.

         INTEREST INCOME. Interest income for the fiscal year ended September 30, 2006 increased $1.8 million compared to fiscal year 2005, primarily as a result of a 144 basis point increase in the average yield earned on interest earning assets. That increase was partially offset by a decrease of $53.8 million in the average outstanding balances of loans and securities.

         INTEREST EXPENSE. The $1.6 million increase in interest expense for fiscal year 2006 compared to the 2005 period was principally the result of an 111 basis point increase in the cost of funds on average deposits and borrowings. That increase in the cost of funds was partially offset by a $54.5 million decrease in average deposits and borrowings. The increase in interest expense on deposits was primarily due to a 109 basis point increase in rates paid on deposits, primarily due to higher rates paid on interest-bearing demand deposits, savings accounts and certificates and elevated pricing on new and renewed time deposits. That increase was partially offset by a decrease of $35.2 million in average deposits from $245.5 million for fiscal 2005 to $210.3 million for fiscal 2006. The increase in rates was primarily due to market rates moving rates higher on interest-bearing demand deposits, savings accounts and certificates and the pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for fiscal 2006, when compared to the 2005 period, was principally the result of a $19.3 million decrease in average borrowed funds and was partially offset by a 122 basis point increase in the cost of borrowed funds. Components accountable for the increase of $198,000 in interest expense on borrowings were a $629,000 decrease relating to average volume, offset in part by a $827,000 increase relating to average cost.

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

                                                             Year Ended September 30,
                         --------------------------------------------------------------------------------------------------
                                      2006                             2005                             2004
                         --------------------------------------------------------------------------------------------------
                                     Interest  Average               Interest   Average                Interest  Average
                          Average    Income/   Yield/     Average    Income/    Yield/     Average     Income/   Yield/
                          Balance    Expense   Rate       Balance    Expense     Rate      Balance     Expense    Rate
                         ---------  --------- -------    ---------  --------    ------    ---------   ---------  -------
  (Dollars in Thousands)
  Interest-earning assets:
     Real estate loans    $ 93,390   $ 6,699     7.17%    $ 98,217    $ 6,379     6.49%    $138,655    $ 7,705     5.56%
     Consumer loans         65,338     4,701     7.19       71,817      3,748     5.22       68,268      2,566     3.76
     Commercial business
       loans                34,960     2,466     7.05       40,118      2,303     5.74       46,849      2,358     5.03
                         ----------  --------   ------    ---------   --------   ------    ---------   --------  -------
        Total loans        193,688    13,866     7.16      210,152     12,430     5.91      253,772     12,629     4.98
  Investment securities     66,789     3,353     5.02       70,633      2,414     3.42      123,198      3,077     2.50
  Mortgage-backed
     securities             43,979     1,575     3.58       77,424      2,114     2.73      111,016      2,379     2.14
                         ----------  --------   ------    ---------   --------   ------    ---------   --------  -------
        Total interest-
        earning assets     304,456    18,794     6.17      358,209     16,958     4.73      487,986     18,085     3.71
                                     --------   ------                --------   ------                --------  -------
  Non-earning assets        10,677                          12,520                           16,053
                         ----------                      ----------                        ---------
    Total assets          $315,133                        $370,729                         $504,039
                         ==========                      ==========                        =========

  Liabilities and
  Stockholders' Equity:
  Interest-bearing
  liabilities:
     Savings accounts     $  5,190        48     0.92     $ 10,202         94     0.92     $  11,978       113     0.94
     Now and money
      market accounts       73,485     2,430     3.31       64,723      1,197     1.85        77,981       852     1.09
     Certificates of
      deposit              131,636     5,231     3.97      170,593      5,046     2.96       185,677     4,786     2.58
                         ----------  --------   ------    ---------   --------   ------    ---------   --------  -------
        Total deposits     210,311     7,709     3.67      245,518      6,337     2.58       275,636     5,751     2.09
     FHLB advances          44,894     2,266     5.05       44,422      1,985     4.47       116,155     2,779     2.39
     Other borrowings       31,624     1,608     5.08       51,388      1,691     3.29        78,979     1,373     1.74
                         ----------  --------   ------    ---------   --------   ------    ---------   --------  -------
    Total interest-
    bearing liabilities    286,829    11,583     4.04      341,328     10,013     2.93       470,770     9,903     2.10
                                     --------   ------                --------   ------                --------  -------
  Noninterest-bearing
     liabilities:
  Noninterest-bearing
     demand deposits        14,993                          14,138                            15,243
  Other liabilities          1,147                           1,433                             2,790
                         ----------                      ----------                        ---------
    Total liabilities      302,969                         356,899                           488,803
  Stockholders' equity      12,164                          13,830                            15,236
                         ----------                      ----------                        ---------
    Total liabilities
  and stockholders'
    equity                $315,133                        $370,729                         $ 504,039
                         ==========                      ==========                        =========
  Net interest income                $ 7,211                          $ 6,945                           $ 8,182
                                     ========                         ========                          ========
  Interest rate spread                           2.13%                            1.80%                            1.61%
                                                                                 ======                           ======
  Net interest margin                            2.37%                            1.94%                            1.68%
                                               ========                          ======                           ======


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

                                     Year Ended September 30, 2006       Year Ended September 30, 2005
                                            Compared to Year                    Compared to Year
                                        Ended September 30, 2005            Ended September 30, 2004
                                         Change Attributable to              Change Attributable to
                                    --------------------------------- --------------------------------------
                                       Volume       Rate       Total      Volume        Rate       Total
------------------------------------------------------------------------------------------------------------
(In Thousands)
Real estate loans                     $  (314)    $  634      $  320     $(2,247)     $  921     $ (1,326)
Consumer loans                           (338)     1,291         953         133       1,049        1,182
Commercial business loans                (296)       459         163        (339)        284          (55)
------------------------------------------------------------------------------------------------------------
      Total loans                        (948)     2,384       1,436      (2,453)       2,254        (199)
Investments                              (131)     1,070         939      (1,313)         650        (663)
Mortgage-backed securities               (913)       374        (539)       (720)         455        (265)
------------------------------------------------------------------------------------------------------------
Total interest-earning assets         $(1,992)    $3,828      $1,836     $(4,486)     $ 3,359    $ (1,127)
============================================================================================================

Savings accounts                      $   (46)    $    -      $  (46)    $   (17)     $    (2)   $    (19)
Now and money market accounts             162      1,071       1,233        (145)         490         345
Certificates of deposit                (1,152)     1,337         185        (389)         649         260
------------------------------------------------------------------------------------------------------------
  Total deposits                       (1,036)     2,408       1,372        (551)       1,137         586
FHLB advances                               21       260         281      (1,716)         922        (794)
Other borrowings                         (650)       567         (83)       (480)         798         318
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    $(1,665)    $3,235      $1,570     $(2,747)     $ 2,857    $    110
============================================================================================================
Change in net interest income         $  (327)    $  593      $  266     $(1,739)     $   502    $ (1,237)
============================================================================================================

          PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups based on loan type. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard or doubtful, based on the performance of the loans. Those classified loans are then individually evaluated for impairment. Those loans that are not individually evaluated are then segmented by type and assigned a reserve percentage that reflects the industry loss experience. The loans individually evaluated for impairment are measured by either, the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. On an annual basis, or more often if deemed necessary, the bank has contracted with an independent outside third party to have its loan portfolio reviewed. The focus of their review is to identify the extent of potential and actual risk in the bank's commercial loan portfolio, in addition to the underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussion with the operational staff, including the line lenders and senior management.

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

                                                Years Ended September 30,                 Difference
                                             -------------------------------- ------------------------------------
                                                  2006             2005           Amount               %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest income:
   Gain on sale of loans                           $   -          $    53        $    (53)          (100.00)%
   Service fees on loans                             186              182               4              2.20
   Service fees on deposits                          424              552            (128)           (23.19)
   Gain (loss) on sale of investment
   securities                                          -              539            (539)          (100.00)
   Gain (loss) on derivatives                        212              303             (91)           (30.03)
   Gain on sale of real estate owned                  65                -              65               n/a
   Other operating income                             30            1,011            (981)           (97.03)
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                     $ 917          $ 2,640        $ (1,723)           (65.27)%
==================================================================================================================

         NON-INTEREST EXPENSE. Noninterest expense for fiscal 2006 amounted to $11.1 million, an increase of $1.2 million or 12.09% from the $9.9 million incurred in fiscal 2005. The increase in non-interest expense was distributed over various non-interest expense categories with the major contributors being compensation, professional services, advertising and other operating and was offset in part by decreases in, furniture fixtures and equipment and data processing. As previously reported in a Form 8-K filed on September 8, 2006, the company announced that a Demand for Arbitration before the American Arbitration
Association was filed against the company, the bank, Greater Atlantic Mortgage
Corporation, and Carroll E. Amos, President and Chief Executive Officer of the company and the bank. The increase in other operating expense is the result of a settlement offer which required a contribution of $500,000 by the company toward the settlement. That offer was accepted conditioned on the execution of a mutual release by the parties. That mutual release was executed and as a result, the company established a liability for the settlement and charged $500,000 as other operating expense in fiscal 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. The bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The bank has continued to maintain the levels of liquid assets as previously required by regulations of the Office of Thrift Supervision. The bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances and reverse repurchase agreements in periods when the bank's demands for liquidity exceed funding from deposit inflows.

         The bank's most liquid assets are cash and cash equivalents, interest bearing deposits and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $56.5 million, or 22.99% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial business and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the year ended September 30, 2007, the bank's loan originations and purchases totaled $79.4 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed and mortgage related securities or other investment securities during the year ended September 30, 2007. All of our investment securities are classified as either available for sale or held to maturity and for the period ended September 30, 2007 were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe our filing fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity at such time as principal is repaid. The fluctuation in value of our portfolio is primarily the result of changes in market rates rather than due to the credit quality of the issuer. The Company has the ability and liquidity to hold those securities until such time as the value recovers or the securities mature.

         The bank has other sources of liquidity if a need for additional funds arises. At September 30, 2007, the bank had $25.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $18.3 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At September 30, 2007, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $121.3 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 2007, totaled $107.7 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

         CAPITAL RESOURCES. At September 30, 2007, the bank exceeded minimum regulatory capital requirements with a tangible capital level of $18.8 million, or 7.67% of total adjusted assets, which exceeds the required level of $3.7 million, or 1.50%; core capital of $18.8 million, or 7.67% of total adjusted assets, which exceeds the required level of $9.8 million, or 4.00%; and risk-based capital of $20.9 million, or 12.25% of risk-weighted assets, which exceeds the required level of $13.6 million, or 8.00%.

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

         On December 19, 2006, the Company announced that the first quarter distribution on the Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, would be deferred. The announcement by the Company followed advice received by the bank from the Office of Thrift Supervision that it would not approve the bank's application to pay a cash dividend to the Company.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Please refer to the index on page 61 for the Consolidated Financial Statements of Greater Atlantic Financial Corp. and subsidiaries, together with the report thereon by BDO Seidman, LLP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Registrant's accountants on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

         An evaluation of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2007, was carried out under the supervision and with the participation of the company's Chief Executive Officer, Chief Financial Officer and several other members of the company's senior management. The company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the company in the reports it files or submits under the Act is: (i) accumulated and communicated to the company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         The company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

         Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation for the fiscal year ending September 30, 2010. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2008 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported.

ITEM 9B.  OTHER INFORMATION

         During the quarter ended September 30, 2007, the company filed a Current Report on Form 8-K for all information required to be disclosed in a report on Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

         The following table sets forth information regarding the board of directors of the company. Each of the directors of the company is also a director of the bank.

                                                                                                      Director      Term
             Name                    Age               Position(s) Held With the Company               Since       Expires
 ------------------------------    --------    --------------------------------------------------    ----------    ---------
 Carroll E. Amos                     60        Director, President and Chief Executive Officer         1997          2008
 Sidney M. Bresler                   53        Director                                                2003          2010
 Charles W. Calomiris                50        Director, Chairman of the Board of Directors            2001          2008
 Jeffrey W. Ochsman                  55        Director                                                1999          2009
 James B. Vito                       82        Director                                                1998          2008

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth information regarding the executive officers of the company and the bank who are not also directors.

             Name                  Age                               Position(s) Held With the Company
 -----------------------------    -------    ----------------------------------------------------------------------------------

 Edward C. Allen                    59       Senior Vice President and Chief Operating Officer of the Bank and Corporate
                                             Secretary of the Company and the Bank

 Justin R. Golden                   57       Senior Vice President, Consumer Lending, of the Bank

 Gary L. Hobert                     58       Senior Vice President, Commercial Business Lending, of the Bank

 Robert W. Neff                     60       Senior Vice President, Commercial Real Estate Lending, of the Bank

 David E. Ritter                    57       Senior Vice President and Chief Financial Officer of the Company and the Bank

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the company believes that all filing requirements applicable to its executive officers and directors were met during fiscal 2007.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the cash compensation paid by the company for services rendered in all capacities during the fiscal year ended September 30, 2007, to the Chief Executive Officer, and for each of the other executive officers of the company who received salary and bonus in excess of $100,000 (collectively, the "Named Executive Officers").

                                                                                        Change in
                                                                                         Pension
                                                                                        Value and
                                                                              Non-       Nonqual-
                                                                             Equity       ified
                                                                            Incentive    Deferred
                                                                              Plan        Compen-
                                                                     Stock   Compen-      sation       All Other
                                          Fiscal  Salary    Bonus    Awards  sation       Earnings    Compensation     Total
    Name and Principal Position            Year     ($)      ($)      ($)      ($)          ($)           ($)           ($)
    ------------------------------------ ------- --------- ------- --------- ---------- ---------- --------------- -------------
     Carroll E. Amos                       2007  $182,000    $ -      $ -        $ -        $ -          $ -          $182,000
      President and Chief                                                                                                -
      Executive Officer                                                                                                  -

    Edward C. Allen                        2007  $121,320    $ -      $ -        $ -        $ -          $ -          $121,320
      Senior Vice President, Chief                                                                                       -
      Operating Officer and Secretary                                                                                    -

    David E. Ritter                        2007  $114,000    $ -      $ -        $ -        $ -          $ -          $114,000
      Senior Vice President and                                                                                          -
      Chief Financial Officer

                                                               53

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth certain information concerning option awards held by the named executive officers that were outstanding as of September 30, 2007. There were no other equity awards held by the named executive officers at September 30, 2007. All of the option awards set forth in the table below were immediately exercisable by the recipient upon grant.

                                                       Number of     Number of
                                                      Securities     Securities
                                                      Underlying     Underlying
                                                      Unexercised    Unexercised
                                                       Options         Options         Option           Option
                                                         (#)             (#)          Exercise        Expiration
Name and Principal Position                        Exercisable     Unexercisable        Price            Date
-----------------------------------------------------------------------------------------------------------------
Carroll E. Amos                                           16,667         -                $7.50        10/01/07
  President and Chief                                     16,667         -                 8.37        10/29/08
  Executive Officer                                        3,000         -                 6.00        12/01/09
                                                           8,666         -                 4.00        12/14/10
                                                          20,000         -                 9.00        01/01/12
                                                          10,000         -                 8.50        10/20/13

Edward C. Allen                                            2,000         -                $6.00        12/01/09
  Senior Vice President, Chief Operating                   9,000         -                 4.00        12/14/10
   Officer and Secretary                                   4,000         -                 7.00        01/01/12
                                                           3,000         -                 8.50        10/20/13

David E. Ritter                                            3,000         -                $6.00        12/01/09
  Senior Vice President and                                8,000         -                 4.00        12/14/10
  Chief Financial Officer                                  4,000         -                 7.00        01/01/12
                                                           3,000         -                 8.50        10/20/13

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

         The employment agreement provides for a three-year term for Mr. Amos and provides that commencing on the first anniversary date and continuing each anniversary date thereafter the board of directors will conduct a performance appraisal of Mr. Amos and may extend the employment agreement for an additional year so that the remaining term shall be three years, unless the board of directors determines that there is no basis upon which to extend the employment agreement, it will be extended for an additional year. The employment agreement provides that Mr. Amos's base salary will be reviewed annually. The base salary provided for in the employment agreement for Mr. Amos was increased to $165,400 at the fourth anniversary date and to $182,000 on January 1, 2003. In addition to the base salary, the employment agreement provides for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing fringe benefits available to similarly situated executive personnel.

         The employment agreement provides for termination by the bank for cause (as defined in the employment agreement) at any time. In the event the bank chooses to terminate Mr. Amos's employment for reasons other than for cause or, in the event of Mr. Amos's resignation from the bank upon: (i) the failure to re-elect Mr. Amos to his current office; (ii) a material change in Mr. Amos's functions, duties or responsibilities; (iii) a relocation of Mr. Amos's principal place of employment by more than 30 miles, or a material reduction in the benefits and perquisites to Mr. Amos from those being provided as of the effective date of the employment agreement ; (iv) liquidation or dissolution of the bank or the company; or (v) a breach of the employment agreement by the bank, Mr. Amos or, in the event of death, Mr. Amos's beneficiary, would be entitled to receive an amount equal to the greater of (i) the remaining base salary and bonus payments that would have been paid to Mr. Amos during the remaining term of the employment agreement or (ii) thirty-six (36) times the highest monthly base salary received by Mr. Amos during the term of the employment agreement. The bank would also continue and pay for Mr. Amos's life, health and disability coverage for the remaining term of the employment agreement. Upon any termination of Mr. Amos's employment for any reason other than a change in control, Mr. Amos is subject to a covenant not to compete with the bank for one year.

         Under the employment agreement, if involuntary termination or voluntary termination follows a change in control of the bank or the company, Mr. Amos or, in the event of his death, his beneficiary, would receive a severance payment equal to the greater of: (i) the payments due for the remaining term of the employment agreement; or (ii) two times the average of the three preceding taxable years' annual compensation. The bank would also continue Mr. Amos's life, health, and disability coverage for thirty-six months. In the event of a change in control of the bank, the total amount of payment due under the employment agreement, based solely on the base salary paid to Mr. Amos, and excluding any benefits under any employee benefit plan which may otherwise become payable, would equal approximately $364,000.

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

         The following table sets forth information regarding persons known to be beneficial owners of more than five percent of the company's outstanding Common Stock as of December 21, 2007.

                                                                 Amount and Nature of
                                   Name and Address                   Beneficial               Percent
     Title of Class               of Beneficial Owner                  Ownership               of Class
----------------------------------------------------------------------------------------------------------
      Common Stock        Charles W. Calomiris
                          251 Fox Meadow Road                    176,807 shares(1)(2)           5.85%
                          Scarsdale, New York 10583

      Common Stock        Robert I. Schattner, DDS
                          121 Congressional Lane                 432,328 shares(1)(3)          14.30%
                          Rockville, MD 20852

      Common Stock        The Ochsman Children Trust
                          1650 Tysons Boulevard                  238,597 shares(1)(4)           7.89%
                          McLean, VA 22102

      Common Stock        George W. Calomiris
                          4848 Upton Street, N.W.                199,715 shares(5)              6.40%
                          Washington, DC  20016

      Common Stock        Jenifer Calomiris
                          4919 Upton Street, N.W.                190,438 shares(6)              6.12%
                          Washington, D.C. 20016

      Common Stock        Katherine Calomiris Tompros
                          5100 Van Ness Street, N.W.             190,638 shares(7)              6.12%
                          Washington, D.C. 20016

----------------------
(1) Does not include warrants exercisable at September 30, 2007 to purchase 9,166, 20,000 and 13,334 shares held, respectively, by Charles W. Calomiris, Dr. Schattner, and The Ochsman Children Trust under the Greater Atlantic Financial Corp. 1997 Stock Option Plan, or shares of preferred securities presently convertible into 114,841, 330,099 and 69,545 shares of common stock held, respectively, by Charles W. Calomiris Dr. Schattner and the Ochsman Children Trust.
(2)    The information furnished is derived from a Schedule 13D filed by Charles
       W. Calomiris on July 25, 2003, and a Form 4 filed on July 24, 2003.
(3) The information furnished is derived from a Schedule 13D and a Form 4 filed by Robert I Schattner filed on September 6, 2005.
(4) The information furnished is derived from a Schedule 13D filed by The Ochsman Children Trust on April 9, 2002.
(5) Includes warrants exercisable at September 30, 2007 to purchase 9,167 shares and shares of preferred securities presently convertible into 85,754 shares of common stock held by George W. Calomiris. The information furnished is derived from a Schedule 13D filed by George Calomiris on December 7, 2004.
(6) Includes warrants exercisable at September 30, 2007 to purchase 9,167 shares and shares of preferred securities presently convertible into 79,747 shares of common stock held by Jenifer Calomiris. The information furnished is derived from a Schedule 13D filed by Jenifer Calomiris on March 21, 2003.
(7) Includes warrants exercisable at September 30, 2007 to purchase 9,167 shares and shares of preferred securities presently convertible into 79,747 shares of common stock held by Katherine Calomiris Tompros. The information furnished is derived from a Schedule 13D filed by Katherine Calomiris Tompros on March 21, 2003.

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of December 21, 2007, the names of the directors, and executive officers of the company as well as their ages; a brief description of their recent business experience, including present occupations and employment; certain directorships held by each; the year in which each became a director of the company and the year in which his term as director of the company expires. This table also sets forth the amount of Common Stock and the percent thereof beneficially owned as of the December 21, 2007 by each director and all directors and executive officers as a group as of the December 21, 2007.

                                                                       Expiration        Shares of
Name and Principal                                                        of            Common Stock       Ownership as of
Occupation at Present                                     Director      Term as          Beneficial          Percent of
and for Past Five Years                           Age     Since (1)     Director          Owned(1)              Class
----------------------------------------------- ------- ------------  ------------    -----------------   --------------------
   Charles W. Calomiris, Chairman of the          50       2001          2008         176,807(2)(3)               5.85%
   Board of the Company, is the Henry Kaufman
   Professor of Finance and Economics at the
   Columbia University Graduate School of
   Business.

   Carroll E. Amos, President and Chief           60       1997          2008           44,060(4)                 1.46%
   Executive Officer of the company, is a
   private investor who until 1996 served as
   President and Chief Executive Officer of
   1st Washington Bancorp and Washington
   Federal Savings Bank.

   James B. Vito is Managing General              82       1998          2008           79,042(2)                 2.61%
   Partner, James Properties, engaged in the
   sale and management of property.

   Jeffrey W. Ochsman is an attorney and          55       1999          2009              500                     *
   partner of the law firm of Friedlander,
   Misler, Sloan, Kletzkin & Ochsman, PLLC.

   Sidney M. Bresler is a Director, Chief         53       2003          2010              500                     *
   Executive Officer and Chief Operating
   Officer of Bresler & Reiner, Inc. engaged
   in residential land development and
   construction and rental property ownership
   and management.




                                                                           Shares of
 Name and Principal                                                       Common Stock
 Occupation at Present                                                   Beneficially          Ownership as A
 and for Past Five Years                                     Age            Owned(1)           Percent of Class
 --------------------------------------------------------- -------   ----------------------  --------------------
 EXECUTIVE OFFICERS
 WHO ARE NOT DIRECTORS

    Edward C. Allen joined the bank as Chief Financial        59            550(4)                     *
    Officer and became Chief Operating Officer in 1997.

    David E. Ritter joined the bank and the company as a      57            300(4)                     *
    Senior Vice President and Chief Financial Officer in
    1998.

 All directors and executive officers as a group (seven                    301,759                   9.98%
 persons)(3)

------------------------
(1)  Each person effectively exercises sole voting or dispositive power as to shares reported.
(2)  Does not include warrants exercisable at September 30, 2007 to purchase
     9,166 and 2,000 shares, respectively, held by Messrs. Calomiris and Vito under the Greater Atlantic Financial Corp. 1997 Stock Option Plan, or
     shares of preferred securities presently convertible into 114,841, 34,970, and 6,431 shares of common stock held, respectively, by Messrs. Calomiris,
     Vito, and Amos.
(3)  Includes 128,727 shares held directly, 10,000 shares held by his spouse and
     38,080 shares held as custodian for minor children.
(4)  Does not include presently exercisable options to purchase 75,000 shares granted to Mr. Amos or 18,000 granted to Mr. Allen and Mr. Ritter under the
     Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan.
*    Does not exceed 1.0% of the company's Common Stock.

        The following table summarizes share and exercise price information about the company's equity compensation plans as of September 30, 2007.

                                                                                                      Number of securities
                                                                                                     remaining available for
                                    Number of securities to be                                    future issuance under equity
                                     issued upon exercise of        Weighted-average exercise          compensation plans
                                  outstanding options, warrants   price of outstanding options,       (excluding securities
         Plan category                      and rights                 warrants and rights          reflected in column (a))
--------------------------------- ------------------------------- ------------------------------- ------------------------------
Equity compensation plans
approved by security holders:

1997 Stock Option and
Warrant Plan                                 333,516                          $6.93                          91,000

Equity compensation plans
not approved by security
holders                                        N/A                             N/A                             N/A
--------------------------------- ------------------------------- ------------------------------- ------------------------------
Total                                        333,516                          $6.93                          91,000
================================= =============================== =============================== ==============================

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

         The bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The bank's policy provides that all loans made by the bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of September 30, 2007, one of the bank's directors had loans with the bank which had outstanding balances totaling $73,000. Such loans were made by the bank in the ordinary course of business, with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         BDO Seidman, LLP billed the company aggregate fees of $106,703 and $225,076 for professional services rendered for the audit of the company's annual consolidated financial statements and for the reviews of the condensed consolidated financial statements included in the company's Forms 10-Q for the fiscal year ended September 30, 2007 and 2006, respectively. Before the company or any subsidiary engages an accountant, the company's audit committee approves the engagement.

AUDIT-RELATED FEES

         BDO Seidman, LLP did not provide any such services to the company for the fiscal year ended September 30, 2007 or 2006.

TAX FEES

         BDO Seidman billed the company $30,358 and $35,600 for tax services for the fiscal year ended September 30, 2007 and 2006, respectively. Tax fees represented 22.15% of the fees paid to BDO Seidman, LLP in fiscal year 2007 and 13.66% in fiscal year 2006.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1. FINANCIAL STATEMENTS
          See Index to Consolidated Financial Statements on page 61

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

                                 Dated: December 28, 2007

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons of the registrant and in the capacities and on the dates indicated.

Name                                      Title                                     Date
----                                      -----                                     ----

/s/ Charles W. Calomiris
------------------------                  Chairman of the Board                     December 28, 2007
Charles W. Calomiris

/s/ Carroll E. Amos                       Chief Executive Officer,
-------------------                       and President and Director                December 28, 2007
Carroll E. Amos

/s/ Sidney M. Bresler
---------------------
Sidney M. Bresler                         Director                                  December 28, 2007

/s/ Jeffrey W. Ochsman
----------------------
Jeffrey W. Ochsman                        Director                                  December 28, 2007

/s/ James B. Vito
-----------------
James B. Vito                             Director                                  December 28, 2007

/s/ David E. Ritter                       Senior Vice President and
-------------------                       Chief Financial Officer                   December 28, 2007
David E. Ritter




                                      CONSOLIDATED FINANCIAL STATEMENTS OF
                                        GREATER ATLANTIC FINANCIAL CORP.


                                                       INDEX
                                                                                                                      Page
                                                                                                                      ----
Report of Independent Registered Public Accounting Firm                                                                62

Consolidated Statements of Financial Condition as of September 30, 2007 and 2006                                       63

Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005                            64
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
September 30, 2007, 2006 and 2005                                                                                      65

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2007, 2006 and 2005                  65

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006  and 2005                           66

Notes to Consolidated Financial Statements                                                                             68



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Greater Atlantic Financial Corp.
Reston, Virginia



We have audited the accompanying consolidated statements of financial condition of Greater Atlantic Financial Corp. and Subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Atlantic Financial Corp. and Subsidiaries at September 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO Seidman, LLP
--------------------
Richmond, Virginia
December 17, 2007


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                   September 30,
                                                                                          ---------------------------------
                                                                                               2007              2006
     ----------------------------------------------------------------------------------------------------------------------

     (Dollars in Thousands)
     Assets
     Cash and cash equivalents                                                                   $  3,146         $  2,516
     Interest bearing deposits                                                                      4,486           17,288
     Investment securities
        Available-for-sale                                                                         48,910           75,461
        Held-to-maturity                                                                            3,053            4,696
     Loans receivable, net                                                                        176,108          193,307
     Accrued interest and dividends receivable                                                      1,675            2,073
     Deferred income taxes                                                                          2,096            1,928
     Federal Home Loan Bank stock, at cost                                                          1,731            2,388
     Premises and equipment, net                                                                    2,285            2,764
     Goodwill                                                                                         956              956
     Prepaid expenses and other assets                                                              1,548            1,842
     ----------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                $245,994         $305,219
     ======================================================================================================================
     Liabilities and stockholders' equity
     Liabilities
     Deposits                                                                                    $197,991         $230,174
     Advance payments from borrowers for taxes and insurance                                          229              270
     Accrued expenses and other liabilities                                                         1,601            1,963
     Income taxes payable                                                                              36                -
     Advances from the FHLB and other borrowings                                                   27,192           54,574
     Junior subordinated debt securities                                                            9,374            9,388
     ----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                            236,423          296,369
     ----------------------------------------------------------------------------------------------------------------------

     Commitments and contingencies
     ----------------------------------------------------------------------------------------------------------------------
     Stockholders' Equity
        Preferred stock $.01 par value - 2,500,000 shares authorized, none outstanding                  -                -
        Common stock, $.01 par value - 10,000,000
            shares authorized; 3,024,220 and 3,020,934 shares outstanding                              30               30
        Additional paid-in capital                                                                 25,273           25,228
        Accumulated deficit                                                                      (14,408)         (15,359)
        Accumulated other comprehensive loss                                                      (1,324)          (1,049)
     ----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                     9,571            8,850
     ----------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                                  $245,994         $305,219
     ======================================================================================================================
     See accompanying notes to consolidated financial statements.



GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended September 30,
                                                                         -------------------------------------------------
                                                                               2007            2006            2005
--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)
Interest income
  Loans                                                                     $   14,173       $ 13,866        $   12,430
  Investments                                                                    4,248          4,928             4,528
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                                           18,421         18,794            16,958
--------------------------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                                       9,331          7,709             6,337
  Borrowed money                                                                 2,662          3,874             3,676
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                          11,993         11,583            10,013
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                              6,428          7,211             6,945
Provision for loan losses                                                          685            126               219
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                              5,743          7,085             6,726
--------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                                         613            610               734
  Gain (loss) on sale of loans                                                       -              -                53
  Gain (loss)on sale of investment securities                                        -              -               539
  Gain (loss) on derivatives                                                       (21)           212               303
  Gain on sale of real estate owned                                                  -             65                 -
  Gain on branch sales                                                           4,255              -               945
  Other operating income                                                            23             30                66
--------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                         4,870            917             2,640
--------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                             4,446           4,718            4,213
  Occupancy                                                                      1,394           1,337            1,337
  Professional services                                                          1,128           1,227              969
  Advertising                                                                      130             628              301
  Deposit insurance premium                                                         69             101              100
  Furniture, fixtures and equipment                                                516             554              641
  Data processing                                                                  877             919            1,054
  Other operating expenses                                                       1,066           1,601            1,274
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                        9,626          11,085            9,889
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                       987          (3,083)            (523)
Provision for income taxes                                                          36               -                -
--------------------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations                                        951          (3,083)            (523)
Discontinued operations:
   Income (loss) from operations                                                     -          (2,488)          (1,107)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $      951       $  (5,571)      $   (1,630)
==========================================================================================================================
Earnings (loss) per common share BASIC:
   Continuing operations basic                                              $     0.31       $   (1.02)      $    (0.17)
   Discontinued operations basic                                                     -           (0.82)           (0.37)
--------------------------------------------------------------------------------------------------------------------------
                                                                            $     0.31       $   (1.84)      $    (0.54)
--------------------------------------------------------------------------------------------------------------------------
   DILUTED:
--------------------------------------------------------------------------------------------------------------------------
   Continuing operations basic                                              $     0.31       $   (1.02)      $    (0.17)
--------------------------------------------------------------------------------------------------------------------------
   Discontinued operations basic                                                     -           (0.82)           (0.37)
--------------------------------------------------------------------------------------------------------------------------
                                                                            $     0.31       $   (1.84)      $    (0.54)
--------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
Basic                                                                        3,023,407        3,020,934       3,015,509
Diluted                                                                      4,395,008        3,020,934       3,015,509

See accompanying notes to consolidated financial statements.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                   Year Ended September 30,
                                                         ---------------------------------------------
                                                             2007           2006            2005
 -----------------------------------------------------------------------------------------------------
 (In Thousands)
 Net income (loss)                                              $951       $ (5,571)      $ (1,630)
 -----------------------------------------------------------------------------------------------------
 Other comprehensive (loss) income, net of tax:
    Unrealized (loss) income on securities                      (275)            46            (16)
 -----------------------------------------------------------------------------------------------------
 Other comprehensive (loss) income                              (275)            46            (16)
 -----------------------------------------------------------------------------------------------------
 Comprehensive (loss) income                                    $676       $ (5,525)      $ (1,646)
 =====================================================================================================
See accompanying notes to consolidated financial statements.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 -----------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                            Additional   Accumulated       Other           Total
                                     Preferred    Common     Paid-in      Earnings     Comprehensive    Stockholders'
                                       Stock      Stock      Capital      (Deficit)    Income (Loss)       Equity
 -----------------------------------------------------------------------------------------------------------------------
 (In Thousands)
 Balance at September 30, 2004          $  -        $ 30   $ 25,152        $ (8,158)      $ (1,079)         $ 15,945
 Options exercised                         -           -         76               -              -                76
 Other comprehensive loss                  -           -          -               -            (16)              (16)
 Net loss for the year                     -           -          -          (1,630)             -            (1,630)
 -----------------------------------------------------------------------------------------------------------------------

 Balance at September 30, 2005             -          30     25,228          (9,788)        (1,095)           14,375
 Other comprehensive income                -           -          -               -             46                46
 Net loss for the year                     -           -          -          (5,571)             -            (5,571)
 -----------------------------------------------------------------------------------------------------------------------
 Balance at September 30, 2006             -          30     25,228         (15,359)        (1,049)            8,850
 Conversion of trust preferred
 securities                                -           -         45               -              -                45
 Other comprehensive loss                  -           -          -               -           (275)             (275)
 Net income for the year                   -           -          -             951              -               951
 -----------------------------------------------------------------------------------------------------------------------

 Balance at September 30, 2007          $  -        $ 30   $ 25,273        $(14,408)      $ (1,324)         $  9,571
 =======================================================================================================================
See accompanying notes to consolidated financial statements


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended September 30,
                                                                               ----------------------------------------------------
                                                                                      2007              2006            2005
  ---------------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Cash flow from operating activities
  Net income (loss)                                                                  $   951          $ (5,571)       $ (1,630)
  Adjustments to reconcile net income (loss) to net cash
     Provided (used) by operating activities
    Provision for loan losses                                                            685               126             219
    Amortization of deferred loan acquisition costs, net                                  38               (50)            (27)
    Depreciation and amortization                                                        445               658             930
    Gain on branch sale                                                               (4,255)                -            (945)
    (Gain) loss on disposal of fixed assets                                                -               (26)             91
    Option compensation                                                                    -                 -              42
    Realized gain on sale of mortgaged-backed securities                                   -                 -            (539)
    Loss (gain) on derivatives                                                            21              (212)           (303)
    Amortization of other investment securities premiums                                 862               753             853
    Amortization of mortgage-backed security premiums                                    397               662             937
    Amortization of deferred fees                                                       (325)             (496)           (635)
    Discount accretion net of premium amortization                                       287              (277)           (361)
    Amortization of convertible preferred stock costs                                      9                 9               9
    Conversion of Trust Preferred Securities                                             (23)                -               -
    (Gain) loss on sale of foreclosed real estate                                          -               (65)              -
    Gain on sale of loans held for sale                                                    -            (1,522)         (4,720)
  (Increase) decrease in assets
    Disbursements for origination of loans                                                 -           (91,477)       (276,038)
    Proceeds from sales of loans                                                           -           102,518         276,770
    Accrued interest and dividend receivable                                             399              (327)            193
    Prepaid expenses and other assets                                                    177             1,156             360
    Deferred loan fees collected, net of deferred costs incurred                         435               431             172
  Increase (decrease) in liabilities
    Accrued expenses and other liabilities                                              (265)              649            (451)
    Income taxes payable                                                                  36                 -               -
  ---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                                $  (126)         $  6,939        $ (5,073)
  =================================================================================================================================

(Continued)


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                               Year Ended September 30,
                                                                                         --------------------------------------
                                                                                             2007        2006         2005
  -----------------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  Cash flow from investing activities
    Net decrease (increase) in loans                                                      $  16,079    $  1,879     $ 51,867
    Disposal (purchases) of premises and equipment                                               34         792        2,055
    Proceeds from sales of foreclosed real estate                                                 -         297            -
    Purchases of investment securities                                                            -      (7,707)     (21,684)
    Proceeds from repayments of investment securities                                        11,528      17,105       21,841
    Purchases of mortgage-backed securities                                                       -           -      (24,224)
    Proceeds from sale of mortgage-backed securities                                              -           -       21,921
    Proceeds from repayments of mortgage-backed securities                                   14,963      25,198       37,548
    Purchases of FHLB stock                                                                    (742)     (3,015)      (5,169)
    Proceeds from sale of FHLB stock                                                          1,399       3,130        6,751
  -----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                                                  43,261      37,679       90,906
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flow from financing activities
    Net (decrease) increase in deposits                                                     (27,928)     (7,620)     (50,217)
    Net (repayments) advances from FHLB                                                     (11,000)     (2,000)     (13,200)
    Net borrowings (repayments) on reverse repurchase agreements and other borrowings       (16,383)    (19,905)     (26,386)
    Increase (decrease) in advance payments by borrowers for taxes and insurance                (41)          2          (37)
    Conversion of trust preferred securities                                                     45           -            -
    Exercise of stock options                                                                     -           -           34
  -----------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) financing activities                                                   (55,307)    (29,523)     (89,806)
  -----------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                                          (12,172)     15,095       (3,973)
  -----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, at beginning of year                                            19,804       4,709        8,682
  -----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, at end of year                                               $   7,632    $ 19,804     $  4,709
  =============================================================================================================================

See accompanying notes to consolidated financial statements.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         Greater Atlantic Financial Corp. ("GAFC" or the "Company") is a bank holding company whose principal activity is the ownership and management of Greater Atlantic Bank ("GAB" or the "Bank"). The Bank originates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Virginia, Washington, D.C. and Maryland. The Bank operates under a federal bank charter and provides full banking services.

PROPOSED ACQUISITION

         As previously reported in a Form 8-K filed on April 16, 2007, we announced that the company and Summit Financial Group, Inc., entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the pending merger of the company with and into Summit Financial Group, Inc.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement may be terminated if the merger is not consummated by that date, subject to regulatory and shareholder approvals. Immediately following the merger, the bank intends to merge with and into Summit Community Bank.

         Under the agreement to sell its leased branch office located at 8070 Ritchie Highway, Pasadena, Maryland, to Bay-Vanguard, Bay-Vanguard paid the bank an 8.5% premium on the balance of deposits assumed at closing. At August 24, 2007, the closing date of that transaction, the deposits at our Pasadena branch office on which the deposit premium would apply totaled approximately $51.5 million with the bank recognizing a gain of $4.3 million. Bay-Vanguard also purchased the branch office's fixed assets, but did not acquire any loans as part of the transaction.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of GAFC and its wholly owned subsidiaries, the bank and Greater Atlantic Capital Trust I. All significant intercompany accounts and transactions have been eliminated in consolidation.

RISK AND UNCERTAINTIES

         In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 2007 and September 30, 2006, the allowance for loan losses and valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial additional loan loss reserves. See discussion of regulatory matters in Note 12.

CONCENTRATION OF CREDIT RISK

         The Company's primary business activity is with customers located in Maryland, Virginia and the District of Columbia. The Company primarily originates residential loans to customers throughout these areas, most of whom are residents local to the Company's business locations. The Company has a diversified loan portfolio consisting of residential, commercial and consumer loans. Commercial and consumer loans generally provide for higher interest rates and shorter terms; however, such loans have a higher degree of credit risk. Management monitors all loans, including, when possible, making inspections of the properties, maintaining current operating statements, and performing net realizable value calculations with allowances for losses established as necessary to properly reflect the value of the properties. Management believes the current loss allowances are sufficient to cover the credit risk estimated to exist at September 30, 2007.

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

         The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio at September 30, 2007.

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

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to mitigate market risk from changes in interest rates. Our derivative financial instruments are contracted in the over-the-counter market and currently includes interest rate caps. Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period either in current results of operations or other comprehensive income (loss). For a derivative designated as part of a hedge transaction, where it is recorded is dependent on whether it is a fair value hedge or a cash flow hedge. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income
(loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations. The Company's derivatives do not meet hedge accounting requirements under SFAS 133, and, therefore, the Company carries the derivatives at their fair value on the balance sheet, recognizing changes in their fair value in current-period earnings.

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

MORTGAGE LOAN SALES AND SERVICING

         The Company sells loans and participation interests in loans on which it retains servicing.

         When servicing is retained on a loan that is sold, the Company recognizes a gain or loss based on the present value of the difference between the average constant rate of interest it receives, adjusted for a normal servicing fee, and the yield it must pay to the purchaser of the loan over the estimated remaining life of the loan. Any resulting net premium is deferred and amortized over the estimated life of the loan using a method approximating the level yield (interest) method. There were no loans sold with servicing rights retained during the years ended September 30, 2007 and September 30, 2006. The Company also sells participation interests in loans that it services.

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

STOCK-BASED COMPENSATION

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the Company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with pro forma disclosed. There were no stock options granted in 2007; however, as allowable under SFAS 123R, the Company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using these assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. In 2005 the Company used the following assumptions: risk-free interest rate of 4.23%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 47%. Using these assumptions, the fair value of stock options granted during fiscal 2005 was $3.70. There were 12,000 options granted during fiscal 2006 with an estimated fair value of $22,000. If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income (loss) and earnings (loss) per share for 2005 would have been changed to the pro forma amounts indicated in the following table:

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Year Ended
                                                                  September 30,
                                                                ----------------
                                                                      2005
--------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

Net (loss) income as reported                                       $ (1,630)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                  (239)
--------------------------------------------------------------------------------
Pro Forma net income (loss)                                         $ (1,869)
================================================================================
Basic income (loss) per common share:
As reported                                                         $  (0.54)
Pro Forma                                                              (0.62)
--------------------------------------------------------------------------------
Diluted income (loss) per common share:
As reported                                                         $  (0.54)
Pro Forma                                                              (0.62)
--------------------------------------------------------------------------------

RECLASSIFICATIONS
         Certain immaterial reclassifications related to interest expense and derivative gains have been made to prior periods to place them on a basis comparable with the current period presentation. These reclassifications have no effect on the results of operations previously reported.

2.  DISCONTINUED OPERATIONS

         On March 29, 2006, we began the process of discontinuing the operations of the Bank's subsidiary, Greater Atlantic Mortgage Corporation. It was determined that, because it was unprofitable, this business no longer fit our strategy.

         As a result of the above action, we applied discontinued operations accounting in the financial statements, as we completed the closing of the Greater Atlantic Mortgage Corporation business. The table below summarizes Greater Atlantic Mortgage Corporation results which were treated as discontinued operations for the periods indicated.

                                                          Year Ended September 30,
                                                   ------------------------------------
                                                         2006               2005
---------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data
Interest income                                            $     280         $     478
Interest expense                                                 256               347
---------------------------------------------------------------------------------------
Net interest income                                               24               131
Noninterest income                                             2,149             5,072
Noninterest expense                                            4,661             6,310
Provision for income taxes                                         -                 -
---------------------------------------------------------------------------------------
Net income (loss)                                          $  (2,488)        $  (1,107)
=======================================================================================
Earnings per share - basic                                 $   (0.82)        $   (0.37)
Earnings per share - diluted                                   (0.82)            (0.37)


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS
Available-for-Sale, September 30, 2007
-------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized       Unrealized     Unrealized       Market
                                                           Cost           Gains          Losses          Value
-------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                 $ 19,395           $  -        $   641        $ 18,754
CMOs                                                         7,191             32            136           7,087
Corporate debt securities                                    7,300              -            552           6,748
-------------------------------------------------------------------------------------------------------------------
                                                            33,886             32          1,329          32,589
-------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                   8,357              -            216           8,141
GNMA notes                                                   5,382              -            122           5,260
FHLMC notes                                                  2,961              -             41           2,920
-------------------------------------------------------------------------------------------------------------------
                                                            16,700              -            379          16,321
-------------------------------------------------------------------------------------------------------------------
                                                          $ 50,586           $ 32        $ 1,708        $ 48,910
===================================================================================================================

Held-to-Maturity, September 30, 2007
--------------------------------------------------------------------------------------------------------------------
                                                                           Gross           Gross
                                                          Amortized      Unrealized     Unrealized        Market
                                                            Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                 $   2,846          $ -         $   104        $ 2,742
Corporate debt securities                                         -            -               -              -
--------------------------------------------------------------------------------------------------------------------
                                                              2,846            -             104          2,742
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                      104            -               2            102
FHLMC notes                                                     103            -               2            101
--------------------------------------------------------------------------------------------------------------------
                                                                207            -               4            203
--------------------------------------------------------------------------------------------------------------------
                                                          $   3,053          $ -         $   108        $ 2,945
====================================================================================================================


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale, September 30, 2006
--------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized      Unrealized      Unrealized        Market
                                                          Cost            Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                $ 27,629           $ 106        $   536         $ 27,199
CMOs                                                        9,735              48             28            9,755
Corporate debt securities                                   7,280              36            174            7,142
--------------------------------------------------------------------------------------------------------------------
                                                           44,644             190            738           44,096
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                 18,350               -            364           17,986
GNMA notes                                                  8,133               -            217            7,916
FHLMC notes                                                 5,549               -             86            5,463
--------------------------------------------------------------------------------------------------------------------
                                                           32,032               -            667           31,365
--------------------------------------------------------------------------------------------------------------------
                                                         $ 76,676           $ 190        $ 1,405         $ 75,461
====================================================================================================================

Held-to-maturity, September 30, 2006
--------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized      Unrealized      Unrealized        Market
                                                          Cost            Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                $  4,461           $   -        $   231         $  4,230
Corporate notes                                                 -               -              -                -
--------------------------------------------------------------------------------------------------------------------
                                                            4,461               -            231            4,230
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                    107               -              2              105
FHLMC notes                                                   128               -              3              125
--------------------------------------------------------------------------------------------------------------------
                                                              235               -              5              230
--------------------------------------------------------------------------------------------------------------------
                                                         $  4,696           $   -        $   236         $  4,460
====================================================================================================================

         The weighted average interest rate on investments was 5.47% and 5.03% for the years ended September 30, 2007 and 2006, respectively.

         TRADING ACTIVITIES

         There were no net gains (losses) on trading activities included in earnings for the years ended September 30, 2007, 2006 and 2005.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Proceeds from the sale of available for sale securities were zero, zero and $21.9 million for the years ended September 30, 2007, 2006 and 2005, respectively. Gross realized gains were zero, zero and $539,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

         As of September 30, 2007, the Bank held investments in available for sale securities with unrealized holding losses totaling $1.7 million, consisting of the following:

                                   Less than 12 months         12 months or more               Total
                                -------------------------- -------------------------- -------------------------
                                    Fair      Unrealized       Fair      Unrealized       Fair     Unrealized
Description of Securities           Value       Losses         Value       Losses        Value       Losses
---------------------------------------------------------------------------------------------------------------
(In Thousands)
   Corporate debt securities       $  2,048     $   149         $ 4,700     $  403      $  6,748     $   552
   CMOs                               4,124         108           1,934         28         6,058         136
U.S. Government securities
   SBA                                3,196          38          15,558        603        18,754         641
   GNMA                                   -           -           5,260        122         5,260         122
U.S. Government agency securities:
   FHLMC MBS's                            -           -           2,920         41         2,920          41
   FNMA MBS's                             -           -           8,141        216         8,141         216
---------------------------------------------------------------------------------------------------------------
      Total                        $  9,368     $   295         $38,513     $1,413      $ 47,881     $ 1,708
===============================================================================================================

         As of September 30, 2007, the Bank held investments in held-to-maturity with unrealized holding losses totaling $108,000, consisting of the following:

                                   Less than 12 months         12 months or more               Total
                                -------------------------- -------------------------- -------------------------
Description of Securities           Fair      Unrealized       Fair      Unrealized       Fair     Unrealized
                                    Value       Losses         Value       Losses        Value       Losses
---------------------------------------------------------------------------------------------------------------
(In Thousands)
U.S. Government securities
   SBA                              $   -       $   -         $2,742         $ 104       $ 2,742       $ 104
U.S. Government agency securities:
   FHLMC MBS's                          -           -            101             2           101           2
   FNMA MBS's                           -           -            102             2           102           2
---------------------------------------------------------------------------------------------------------------
      Total                         $   -       $   -         $2,945         $ 108       $ 2,945       $ 108
===============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Such unrealized holding losses are the result of an increase in market interest rates during fiscal 2007 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of September 30, 2007

         The amortized cost and estimated fair value of securities at September 30, 2007 and 2006, by contractual maturity, are as follows:

                                                              September 30, 2007          September 30, 2006
                                                          ---------------------------------------------------------
                                                            Amortized       Fair        Amortized        Fair
                                                              Cost         Value          Cost          Value
        -----------------------------------------------------------------------------------------------------------
        (In Thousands)
        Available-for-sale:
        One year or less                                      $     -       $     -        $    49       $    33
        After one year through five years                           -             -              -             -
        After five years through ten years                      3,499         3,245          3,891         3,753
        After ten years                                        30,387        29,344         40,704        40,310
        Mortgage-backed securities                             16,700        16,321         32,032        31,365
        -----------------------------------------------------------------------------------------------------------
                                                               50,586        48,910         76,676        75,461
        -----------------------------------------------------------------------------------------------------------
        Held-to-maturity:
        One year or less                                            -             -              -             -
        After one year through five years                           -             -            110            94
        After five years through ten years                        380           366            553           534
        After ten years                                         2,466         2,376          3,798         3,602
        Mortgage-backed securities                                207           203            235           230
        -----------------------------------------------------------------------------------------------------------
                                                                3,053         2,945          4,696         4,460
        -----------------------------------------------------------------------------------------------------------
        Total investment securities                           $53,639       $51,855        $81,372       $79,921
        ===========================================================================================================

         Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. All investment securities currently considered liquid.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LOANS RECEIVABLE
         Loans receivable consists of the following:

                                                                                    September 30,
                                                                          -----------------------------------
                                                                                2007             2006
         ----------------------------------------------------------------------------------------------------
         (In Thousands)
         Mortgage loans:
            Single-family                                                     $  37,972         $  43,473
            Multi-family                                                          3,983               813
            Construction                                                          9,939            14,245
            Commercial real estate                                               34,984            28,403
            Land loans                                                            8,097            13,829
         ----------------------------------------------------------------------------------------------------
         Total mortgage loans                                                    94,975           100,763
            Commercial loans                                                     34,844            39,794
            Consumer loans                                                       52,656            61,414
         ----------------------------------------------------------------------------------------------------
         Total loans                                                            182,475           201,971
         Less:
            Due borrowers on loans-in process                                    (4,947)           (8,517)
            Deferred loan fees origination costs                                    832               944
            Allowance for loan losses                                            (2,305)           (1,330)
            Unearned (discounts) premium                                             53               239
         ----------------------------------------------------------------------------------------------------
                                                                              $ 176,108         $ 193,307
         ====================================================================================================

         The activity in allowance for loan losses is summarized as follows:

                                                                             Year Ended September 30,
                                                                ----------------------------------------------------
                                                                      2007              2006             2005
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance, beginning                                                     $ 1,330           $ 1,212         $ 1,600
Provision for loan losses                                                  685               126             219
Charge-offs                                                               (353)              (80)           (625)
Recoveries                                                                 643                72              18
--------------------------------------------------------------------------------------------------------------------
Balance, ending                                                        $ 2,305           $ 1,330         $ 1,212
====================================================================================================================

         The amount of loans serviced for others totaled $32.0 million and $34.4 million as of September 30, 2007 and September 30, 2006, respectively.

         The allowance for uncollected interest, established for mortgage loans which are delinquent for a period of 90 days or more, amounted to $110,000, $204,000 and $134,000 as of September 30, 2007, 2006 and 2005, respectively.
This is the entire amount of interest income that would have been recorded in these periods under the contractual terms of such loans. Principal balances of non-performing loans related to reserves for uncollected interest totaled $1.3 million, $274,000 and $1.6 million as of September 30, 2007, 2006, and September 30, 2005, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE
         Accrued interest and dividends receivable consist of the following:

                                                                               September 30,
                                                                          -------------------------
                                                                             2007         2006
 --------------------------------------------------------------------------------------------------
 (In Thousands)
 Investments                                                                $   491      $   751
 Loans receivable                                                             1,159        1,282
 Accrued dividends on FHLB stock                                                 25           40
 --------------------------------------------------------------------------------------------------
                                                                            $ 1,675      $ 2,073
 ==================================================================================================

6.  PREMISES AND EQUIPMENT
         Premises and equipment consists of the following:

                                                                                           September 30,
                                                                                       -------------------------
                                                                                         2007         2006
               -------------------------------------------------------------------------------------------------
               (In Thousands)
               Furniture, fixtures and equipment                                          $2,283       $2,621
               Leasehold improvements                                                      2,804        2,835
               Land                                                                          377          377
               -------------------------------------------------------------------------------------------------
                                                                                           5,464        5,833
               Less: Allowances for depreciation and amortization                          3,179        3,069
               -------------------------------------------------------------------------------------------------
                                                                                          $2,285       $2,764
               =================================================================================================

7.  FORECLOSED REAL ESTATE
         There was no activity in the allowance for losses on foreclosed real estate in fiscal 2007, 2006 or 2005.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DEPOSITS
         Deposits are summarized as follows:

         September 30, 2007
         --------------------------------------------------------------------------------------------------------
                                                                                  Ranges of
                                                                                 Contractual           %
                                                                Amount          Interest Rates      of Total
         --------------------------------------------------------------------------------------------------------
         (In Thousands)
         Savings accounts                                    $   2,468            0.00 - 1.09%           1.3%
         NOW/money market accounts                              60,625            0.00 - 4.40%          30.6
         Certificates of deposit                               125,717            0.94 - 9.00%          63.5
         Non-interest bearing demand deposits                    9,181               0.00%               4.6
         --------------------------------------------------------------------------------------------------------
                                                             $ 197,991                                 100.0%
         ========================================================================================================

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
         ========================================================================================================


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Certificates of deposit as of September 30, 2007 mature as follows:

         Year ending September 30,                                                           Amount
         ---------------------------------------------------------------------------------------------
         (In Thousands)
         Thousands
         2008                                                                             $ 107,736
         2009                                                                                12,079
         2010                                                                                 3,019
         2011                                                                                   985
         2012 and after                                                                       1,898
         ---------------------------------------------------------------------------------------------
                                                                                          $ 125,717
         =============================================================================================

         Interest expense on deposit accounts consists of the following:

                                                                                  Year Ended September 30,
                                                                         --------------------------------------------
                                                                               2007          2006           2005
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
         NOW/money market accounts                                           $ 2,791       $ 2,430         $ 1,197
         Savings accounts                                                         27            48              94
         Certificates of deposit                                               6,513         5,231           5,046
         ------------------------------------------------------------------------------------------------------------
                                                                             $ 9,331       $ 7,709         $ 6,337
         ============================================================================================================

         Deposits, including certificates of deposit, with balances in excess of $100,000 totaled $68.0 million and $85.2 million at September 30, 2007, and September 30, 2006, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

         The Bank has $43.3 million credit availability as of September 30, 2007 from the Federal Home Loan Bank of Atlanta (FHLB). Any advances in excess of $10 million are required to be collateralized with eligible securities. The credit availability is at the discretion of the FHLB.

         The following table sets forth information regarding the Bank's borrowed funds:
                                                                                     At or For the Year Ended September 30,
                                                                             --------------------------------------------------
                                                                                  2007            2006            2005
         ----------------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands) FHLB advances:
         Average balance outstanding                                             $ 33,064        $ 44,894        $ 44,422
         Maximum amount outstanding at any month-end during the period             39,000          51,000          49,200
         Balance outstanding at end of period                                      25,000          36,000          38,000
         Weighted average interest rate during the period                            5.46%           5.05%           4.47%
         Weighted average interest rate at end of period                             5.92%           5.28%           4.85%

         Reverse repurchase agreements:
         Average balance outstanding                                               15,264          31,624          51,388
         Maximum amount outstanding at any month-end during the period             10,857          35,641          62,846
         Balance outstanding at end of period                                       2,192          18,574          38,479
         Weighted average interest rate during the period                            5.61%           4.21%           4.33%
         Weighted average interest rate at end of period                             2.52%           4.65%           3.69%

         The Bank has pledged certain investments with carrying values of $24.9 million at September 30, 2007, to collateralize advances from the FHLB.

         First mortgage loans in the amount of $18.4 million are also available to be pledged as collateral for the advances at September 30, 2007.

10.  INCOME TAXES
         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income (loss) as a result of the following differences:

                                                                                Year Ended September 30,
                                                                       --------------------------------------------
                                                                           2007          2006           2005
         ----------------------------------------------------------------------------------------------------------
         (In Thousands)
         Federal tax provision (benefit)                                    $ 335       $(1,894)         $ (554)
         State tax provision (benefit)                                         39          (223)            (65)
         Changes in provision resulting from:
         Valuation changes                                                   (313)        1,867             613
         Other                                                                (25)          250               6
         ----------------------------------------------------------------------------------------------------------
         Income tax provision                                               $  36       $     -          $    -
         ==========================================================================================================


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                               September 30,
                                                                      --------------------------------
                                                                           2007            2006
         ---------------------------------------------------------------------------------------------
         (In Thousands)
         Deferred tax assets
            Net operating loss carryforwards                              $ 4,398         $ 5,039
            Unrealized (gains) losses on derivatives                          141             178
            Allowance for loan losses                                         876             505
            Available for sale securities                                     648             433
            Core deposit intangible                                             -              65
            Deferred loan fees                                                108             125
            Other                                                              79              86
         ---------------------------------------------------------------------------------------------
         Total deferred tax assets                                          6,250           6,431
         ---------------------------------------------------------------------------------------------
         Deferred tax liabilities
            Tax over book depreciation                                        410             478
            Other                                                             172             140
         ---------------------------------------------------------------------------------------------
         Total deferred tax liabilities                                       582             618
         ---------------------------------------------------------------------------------------------
         Net deferred tax assets                                            5,668           5,813
         Less:  Valuation allowance                                         3,572           3,885
         ---------------------------------------------------------------------------------------------
         Total                                                            $ 2,096         $ 1,928
         =============================================================================================

         Management has provided a valuation allowance for net deferred tax assets, due to the timing of the generation of future taxable income. The Company believes that it will generate future taxable income through earnings and branch sales to assure utilization of a certain portion of the existing net operating losses.

         At September 30, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $11.5 million, which expire in the years 2008 to 2026. As a result of the change in ownership of the bank, approximately $1.5 million of the total net operating loss carryforwards are subject to an annual usage limitation of $114,000. In addition certain additional limitations will exist should the merger with Summit occur.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Those financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

         In the event of nonperformance by the other party to financial instrument for commitments to extend credit, for standby letters of credit or for written financial guarantees the Company's exposure to credit loss is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         At September 30, 2007, the Company had outstanding commitments to originate loans and undisbursed construction mortgages aggregating approximately $9.5 million. Fixed rate commitments are at market rates as of the commitment dates and generally expire within 60 days. In addition, the Company was contingently liable under unused lines of credit for approximately $111.8 million and standby letters of credit for approximately $310,000.

RENTAL COMMITMENTS

         The Company has entered into lease agreements for the rental of certain properties expiring on various dates through October 31, 2015. The future minimum rental commitments as of September 30, 2007, for all non-cancelable lease agreements, are as follows:

                Years ending                              Rental
                September 30,                           Commitments
                ----------------------------------------------------
                (In Thousands)
                2008                                        $ 1,062
                2009                                          1,003
                2010                                            855
                2011                                            344
                2012                                            125
                Thereafter                                      390
                ----------------------------------------------------
                Total                                       $ 3,779
                ====================================================

         Net rent expense for the years ended September 30, 2007, 2006 and 2005 was $1.1 million, $1.1 million and $1.0 million, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  REGULATORY MATTERS

         Generally, annual dividends by the Bank to the Company as its sole shareholder are limited to the amount of current year net income, plus the total net income for the preceding two years, adjusted for any prior year distributions. Under certain circumstances, regulatory approval would be required before making a capital distribution. The Bank did not pay any cash dividends during the years ended September 30, 2007, 2006 or 2005.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At September 30, 2007 the Bank was classified as a well capitalized financial institution and was classified as an adequately capitalized financial institution at September 30, 2006.

         As part of FDICIA, the minimum capital requirements that the Bank is subject to are as follows: 1) tangible capital equal to at least 1.5% of adjusted total assets, 2) core capital equal to at least 4% of adjusted total assets and 3) total risk-based capital equal to at least 8% of risk-based assets.

         The following presents the Bank's capital position at September 30, 2007 and September 30, 2006:

-------------------------------------------------------------------------------------------------------------
                                     Required    Required        Actual         Actual
       At September 30, 2007         Balance      Percent       Balance         Percent         Surplus
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Tangible                             $  3,684        1.50%     $ 18,830           7.67%         $ 15,146
Core                                 $  9,825        4.00%     $ 18,830           7.67%         $  9,005
Risk-based                           $ 13,630        8.00%     $ 20,874          12.25%         $  7,244
=============================================================================================================

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
=============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of the Bank's net worth as reported to the OTS on GAAP capital as presented in the accompanying financial statements (unaudited).

                                                                                      September 30,
                                                                             ------------------------------
                                                                                 2007           2006
         --------------------------------------------------------------------------------------------------
         (In Thousands)
         GAAP capital                                                           $ 11,661       $ 10,161
         Guaranteed convertible preferred securities                               8,000          8,000
         Unrealized losses on available for sale securities                        1,324          1,049
         Excluded deferred tax asset                                              (1,199)        (1,516)
         Goodwill                                                                   (956)          (956)
         --------------------------------------------------------------------------------------------------
         Tangible capital                                                         18,830         16,738
            Adjustments                                                                -              -
         --------------------------------------------------------------------------------------------------
         Core capital                                                             18,830         16,738
            Allowance for general loss reserves                                    2,132          1,011
            Adjustments to arrive at Risk-Weighted Assets                            (88)          (113)
         --------------------------------------------------------------------------------------------------
         Risk-based capital                                                     $ 20,874       $ 17,636
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

13.  STOCKHOLDERS' EQUITY

         Effective November 14, 1998, the Company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of September 30, 2007, 88,016 warrants were outstanding.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following summary represents the activity under the Plan:

        ------------------------------------------------------------------------------------------------------------
                                                                             Number     Exercise      Expiration
                                                                           of Shares      Price          Date
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2004            226,000
        Options granted                                                      104,000       $ 6.75         10-6-14
        Options exercised                                                     (8,500)      $ 4.00
        Options expired                                                      (55,500)      $ 6.52
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2005            266,000       $ 6.91
        Options granted                                                       12,000       $ 6.00       3-31-2016
        Options expired                                                      (25,000)      $ 8.37
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2006            253,000       $ 6.72
        Options expired                                                       (7,500)      $ 6.75
        ------------------------------------------------------------------------------------------------------------
        Balance outstanding and exercisable at September 30, 2007            245,500       $ 6.72
        ============================================================================================================

         Fair value of options issued in 2006 was $22,000 net of related tax effects.

         A summary of the stock options outstanding and exercisable as of September 30, 2007 is as follows:

        ------------------------------------------------------------    -----------------------------
                            Options Outstanding                                Options Exercisable
        ------------------------------------------------------------    -----------------------------
                                                     Weighted            Weighted
                                                     Average             Average
            Exercise             Number           Remaining Life         Exercise          Number
             Prices           Outstanding            (years)              Price          Exercisable
        -----------------------------------------------------------    ------------------------------
              $7.50               16,667                0.2                $7.50            16,667
              $8.38               16,667                1.2                $8.38            16,667
              $6.00               13,000                2.2                $6.00            13,000
              $4.00               41,666                3.2                $4.00            41,666
              $5.31               10,000                3.2                $5.31            10,000
              $7.00               17,000                4.3                $7.00            17,000
              $9.00               20,000                4.3                $9.00            20,000
              $8.50               30,000                6.1                $8.50            30,000
              $6.75               68,500                7.1                $6.75            68,500
              $6.00               12,000                8.5                $6.00            12,000
        ------------------------------------------------------------   ------------------------------


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The following table presents a reconciliation between the basic and diluted earnings (loss) per share for the year ended September 30, 2007, 2006 and 2005:

                                                               For the Year Ended September 30,
                                -----------------------------------------------------------------------------------------------
                                            2007                             2006                             2005
                                -----------------------------    -----------------------------    -----------------------------
                                Income    Shares    Per          Income    Shares    Per          Income    Shares    Per
                                                    Share        (loss)              Share        (loss)              Share
                                                    Amount                           Amount                           Amount
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except
Per Share Data)
Basic earnings per share        $  951   3,023,407    $0.31     $(5,571)  3,020,934  $(1.84)     $(1,630)  3,015,509  $(0.54)

Effect of conversion of
preferred securities               405   1,368,143        -           -           -       -            -           -       -

Effect of dilutive stock
options                              -       3,458        -           -           -       -            -           -       -
-------------------------------------------------------------------------------------------------------------------------------
Diluted                         $1,356   4,395,008    $0.31     $(5,571)  3,020,934  $(1.84)     $(1,630)  3,015,509  $(0.54)
===============================================================================================================================

       The effect of the conversion of preferred securities and stock options of 1,381,079 and 1,386,030 were excluded in 2006 and 2005, respectively, as they would have been anti-dilutive.

15.  RELATED PARTY TRANSACTIONS

         The Bank offers loans to its officers, directors, employees and related parties of such persons. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectibility, or present other unfavorable features. Such loans are made on the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. The aggregate balance of loans to directors, officers and other related parties is $181,000 and $263,000 as of September 30, 2007 and September 30, 2006, respectively.

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

         The carrying value and estimated fair value of financial instruments is summarized as follows:

                                                                 For the Year Ended September 30,
                                                   -----------------------------------------------------------
                                                              2007                          2006
                                                   -----------------------------  ----------------------------
                                                      Carrying      Estimated      Carrying      Estimated
                                                        value       fair value       value      fair value
    ----------------------------------------------------------------------------------------------------------
    (In Thousands)
    Assets:
      Cash and interest bearing deposits            $    7,632     $    7,632       $ 19,804       $ 19,804
      Investment securities                             51,963         51,855         80,157         79,921
      Loans receivable                                 176,108        176,833        193,307        193,049
    ----------------------------------------------------------------------------------------------------------
    Liabilities:
      Deposits                                         197,991        198,368        230,174        229,818
      Borrowings                                        27,192         27,980         54,574         55,333
    ----------------------------------------------------------------------------------------------------------
    Off-balance sheet instruments:
      Commitments to extend credit                           -             31              -             10
    ----------------------------------------------------------------------------------------------------------

17.  EMPLOYEE BENEFIT PLANS

         The Company operates a 401(k) Retirement Plan covering all full-time employees meeting the minimum age and service requirements. Contributions to the Retirement Plan are at the discretion of the Company. The Company made no contributions for the years ended September 30, 2007, 2006 and 2005.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                                                  Year Ended September 30,
                                                                            ----------------------------------------
                                                                              2007         2006          2005
         -----------------------------------------------------------------------------------------------------------
         (In Thousands)
         Cash paid during period for interest on deposits and borrowings      $ 3,318      $ 5,331       $ 5,861
         ===========================================================================================================

19.  SEGMENT REPORTING AND DISCONTINUED OPERATIONS
         The Company had two reportable segments, banking and mortgage banking. However, the mortgage-banking activities conducted in GAMC, to which the mortgage-banking segment applied, were discontinued effective March 29, 2006. The Bank operates retail deposit branches in the greater Washington, D.C./Baltimore metropolitan area. The banking segment provides retail consumers and small businesses with deposit products such as demand, transaction, and savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. Further, the banking segment invests in residential real estate loans purchased from GAMC and others, and also invests in mortgage-backed and other securities. The mortgage banking activities, which were conducted principally through GAMC, included the origination of residential real estate loans either for sale into the secondary market, with servicing released or for the Bank's portfolio.

         On March 29, 2006, we began the process of discontinuing the operations of the Bank's subsidiary, GAMC. It was determined that, because it was unprofitable, this business no longer fit our strategy. In the third quarter of 2006, we applied discontinued operations accounting for GAMC.

         Due to the unprofitable operations of GAMC, the Company recognized an additional loss of $1.5 million for the year ended September 30, 2006. In addition to the loss from operations, a non-recurring pre-tax impairment charge for long-lived assets related to GAMC of $996,000 was recorded and also included in discontinued operations in the consolidated statements of operations for fiscal 2006.

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

         On December 19, 2006, the Company announced that the first quarter distribution on the Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, would be deferred. The announcement by the Company followed advice received by the bank from the Office of Thrift Supervision that it would not approve the bank's application to pay a cash dividend to the Company.

         Accordingly, the Company exercised its right to defer the payment of interest on its 6.50% Convertible Junior Subordinated Debentures Due 2031 related to the Trust Preferred Securities, for an indefinite period (which can be no longer than 20 consecutive quarterly periods). At September 30, 2007, the quarterly distribution amount that is unpaid and accrued totals $644,000.

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

         The Bank entered into various interest-rate swaps during fiscal year 2003 and 2002 that were sold during the fourth quarter of fiscal 2006 and totaled at that time $21 million in notional principal. The swaps paid a fixed rate with the Bank receiving payments based upon one-to three-month floating rate LIBOR. The capped range was between 1.67% - 3.01%, and expired between 1 and 5 years. The Bank also entered into various interest rate caps during fiscal year 2003 and 2002 that total $20 million in notional principal with terms between eight and ten years that limit the float between a floor of 2.00%, and capped between 6.50% - 8.00%. The Bank accounts for these derivatives, under the guidelines of SFAS 133.

         The Company's derivatives do not meet hedge accounting requirements under SFAS 133, and therefore, the Company carries the derivatives at their fair value on the balance sheet, recognizing changes in their fair value in current-period earnings. The Company recognized a loss of $21,000 in fiscal 2007, a gain of $212,000 in fiscal 2006 and a gain of $303,000 in fiscal 2005 related to its derivatives.

22.  RECENT ACCOUNTING STANDARDS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. We do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations", to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

23. PARENT COMPANY - ONLY FINANCIAL STATEMENTS
         Parent Company - Only Condensed Statements of Financial Condition
                                                                        September 30,
                                                                -----------------------------------
                                                                    2007              2006
         ------------------------------------------------------------------------------------------
         (In Thousands)
         Assets
         Cash and cash equivalents                                  $     13          $     60
         Loans receivable                                                  -                 -
         Investment in subsidiary                                     21,167            19,423
         Prepaid expenses and other assets                               316               309
         ------------------------------------------------------------------------------------------
         Total assets                                               $ 21,496          $ 19,792
         ==========================================================================================
         Liabilities and stockholders' equity
         Accrued interest payable on subordinated debt              $    644          $      -
         Other liabilities                                               117                 8
         ------------------------------------------------------------------------------------------
         Total liabilities                                               761                 8
         ------------------------------------------------------------------------------------------
         Subordinated debt                                             9,905             9,928
         ------------------------------------------------------------------------------------------
         Stockholders' equity
              Common stock                                                30                30
              Additional paid-in capital                              25,208            25,185
              Accumulated deficit                                    (14,408)          (15,359)
         ------------------------------------------------------------------------------------------
         Total stockholders' equity                                   10,830             9,856
         ------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                 $ 21,496          $ 19,792
         ==========================================================================================

Greater Atlantic Financial Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Parent Company - Only Condensed Statements of Operations
                                                                                Year Ended September 30,
                                                                         --------------------------------------------
                                                                            2007          2006          2005
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
            Interest income                                                 $     1      $      1       $      -
            Other income                                                          -             -              -
         ------------------------------------------------------------------------------------------------------------
         Total interest income                                                    1             1              -
         ------------------------------------------------------------------------------------------------------------
            Interest expense                                                    644           645            645
         ------------------------------------------------------------------------------------------------------------
            Total interest expense                                              644           645            645
         ------------------------------------------------------------------------------------------------------------
            Net interest income (expense)                                      (643)         (644)          (645)
         ------------------------------------------------------------------------------------------------------------
         Noninterest income
            Gain (loss) on sale of investment securities                          -             -              -
            Other operating income                                               19            19             19
         ------------------------------------------------------------------------------------------------------------
         Total noninterest income                                                19            19             19
         ------------------------------------------------------------------------------------------------------------
         Noninterest expense
            Other operating expense                                             169           149            142
         ------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                              169           149            142
         ------------------------------------------------------------------------------------------------------------
         Loss before income from subsidiaries                                  (793)         (774)          (768)
         ------------------------------------------------------------------------------------------------------------
         Equity in income (loss) from subsidiaries                            1,744        (4,797)          (862)
         ------------------------------------------------------------------------------------------------------------
         Net income (loss)                                                  $   951      $ (5,571)      $ (1,630)
         ============================================================================================================


         Parent Company - Only Condensed Statements of Cash Flows

                                                                                 Year Ended September 30,
                                                                          -------------------------------------------
                                                                            2007           2006          2005
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)
         Cash flows from operating activities:
         Net income (loss)                                                  $   951      $  (5,571)     $ (1,630)
         Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities
            (Income) loss from subsidiaries                                  (1,744)         4,797           862
            (Increase) decrease in assets                                        (7)            (5)           (1)
            Increase (decrease) in other liabilities                            753             18           (12)
         ------------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                            (47)          (761)         (781)
         ------------------------------------------------------------------------------------------------------------
         Cash flows from investing activities:
            Loan originations in excess of repayments                             -              -             -
            Investment in subsidiary                                              -              -             -
         ------------------------------------------------------------------------------------------------------------
               Net cash provided by investing activities                          -              -             -
         ------------------------------------------------------------------------------------------------------------
         Cash flows from financing activities:
            Cash dividend from subsidiary                                         -            755           800
            Stock options exercised                                               -              -            33
         ------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                          -            755           833
         ------------------------------------------------------------------------------------------------------------
         Net (decrease) increase in cash and cash equivalents                   (47)            (6)           52
         Cash and cash equivalents at beginning of year                          60             66            14
         ------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year                           $    13      $      60      $     66
         ============================================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE INFORMATION) (UNAUDITED)

         The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in Forms 10-Q, for the fiscal years ended September 30, 2007 and 2006.

                                              For Fiscal
                                               Year 2007
                                            ------------------------------------------------------------------------
                                             For the Year
                                                 Ended
                                             September 30,       Fourth            Third        Second        First
                                                 2007            Quarter          Quarter      Quarter       Quarter
        ------------------------------------------------------------------------------------------------------------
        Interest income                          $18,421         $4,338            $4,684        $4,594       $4,805
        Interest expense                          11,993          3,017             3,076         2,899        3,001
        ------------------------------------------------------------------------------------------------------------
        Net interest income                        6,428          1,321             1,608         1,695        1,804
        Provision (recapture) for loan               685            396               (4)           145          148
        losses
        ------------------------------------------------------------------------------------------------------------
        Net interest income, after                 5,743            925             1,612         1,550        1,656
        provision for loan losses
        Noninterest income                         4,870          4,398  (1)          186           148          138
        Noninterest expense                        9,626          2,112             2,306         2,522        2,686
        ------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes            987          3,211              (508)         (824)        (892)
        Provision for income taxes                    36             36                 -                          -
        ------------------------------------------------------------------------------------------------------------
        Net income (loss)                        $   951         $3,175            $ (508)       $ (824)      $ (892)
        ============================================================================================================
        BASIC AND DILUTED EARNINGS (LOSS)
        PER COMMON SHARE:
        Basic                                    $   0.31        $ 1.05            $(0.17)       $(0.27)      $(0.30)
        Diluted                                  $   0.31        $ 0.74            $(0.17)       $(0.27)      $(0.30)
        ------------------------------------------------------------------------------------------------------------

        (1)  Includes effect of gain on sale of Pasadena branch of $4.3 million

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              For Fiscal Year 2006
                                                  ------------------------------------------------------------------------------
                                                    For the Year
                                                  Ended September        Fourth          Third         Second         First
                                                      30, 2006           Quarter        Quarter        Quarter        Quarter
        ------------------------------------------------------------------------------------------------------------------------
        Interest income                               $  18,794         $  4,851       $  4,753       $  4,600      $  4,590
        Interest expense                                 11,583            3,021          2,941          2,839         2,782
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income                               7,211            1,830          1,812          1,761         1,808
        Provision for loan losses                           126               39             13              3            71
        ------------------------------------------------------------------------------------------------------------------------
        Net interest income, after provision              7,085            1,791          1,799          1,758         1,737
        for loan losses
        Noninterest income                                  917              (63)           307            330           343
        Noninterest expense                              11,085            3,217          2,722          2,626         2,520
        ------------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes                (3,083)          (1,489)          (616)          (538)         (440)
        Provision for income taxes                            -                -              -              -             -
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss) from continuing                (3,083)          (1,489)          (616)          (538)         (440)
        operations
        Income (loss) from discontinued
        operations                                       (2,488)              11            (19)          (698)       (1,782)
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                             $  (5,571)        $ (1,478)      $   (635)      $ (1,236)     $ (2,222)
        ========================================================================================================================
        BASIC AND DILUTED EARNINGS (LOSS) PER
        COMMON SHARE:
        Continuing operations                         $   (1.02)        $  (0.49)      $  (0.20)      $  (0.18)     $  (0.15)
        Discontinued operations                           (0.82)            0.01          (0.01)         (0.23)        (0.59)
        ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                             $   (1.84)        $  (0.48)      $  (0.21)      $  (0.41)     $  (0.74)
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

                                                        Dated: December 28, 2007