Form 10-Q
period 2007-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2008-02-13
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

Large accelerated filer [__]  Accelerated filer [__] Non-accelerated filer [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                Yes [__] No [ X ]

      At February 11, 2008 there were 3,024,220 shares of the registrant's
               Common Stock, par value $0.01 per share outstanding


                                        GREATER ATLANTIC FINANCIAL CORP.
                                          QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE QUARTER ENDED DECEMBER 31, 2007

                                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------

Item 1. Condensed Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at December 31, 2007 and September 30, 2007........................3

      Consolidated Statements of Operations
      for the three months ended December 31, 2007 and December 31, 2006................................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the three months ended December 31, 2007 and December 31, 2006................................................5

      Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended December 31, 2007 and December 31, 2006................................................5

      Consolidated Statements of Cash Flows
      for the three months ended December 31, 2007 and December 31, 2006................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................22
Item 4.  Controls and Procedures.......................................................................................24

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings...........................................................................................24
Item 1A.   Risk Factors................................................................................................24
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.................................................27
Item 3.    Defaults Upon Senior Securities.............................................................................27
Item 4.    Submission of Matters to a Vote of Security Holders.........................................................27
Item 5.    Other Information...........................................................................................27
Item 6.    Exhibits....................................................................................................27

SIGNATURES.............................................................................................................28

CERTIFICATIONS.........................................................................................................29



                                        GREATER ATLANTIC FINANCIAL CORP.
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                             December 31,      September 30,
                                                                            ----------------------------------
                                                                                 2007               2007
  ------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)                                                                (Unaudited)
  Assets
  Cash and cash equivalents:
    Non-interest bearing and vault                                              $  3,012          $  3,146
    Interest bearing                                                               5,496             4,486
  Investment securities
     Available-for-sale                                                           46,149            48,910
     Held-to-maturity                                                              2,845             3,053
  Loans receivable, net                                                          168,006           176,108
  Accrued interest and dividends receivable                                        1,623             1,675
  Deferred income taxes                                                            2,151             2,096
  Federal Home Loan Bank stock, at cost                                            1,731             1,731
  Premises and equipment, net                                                      2,188             2,285
  Goodwill                                                                           956               956
  Prepaid expenses and other assets                                                1,441             1,548
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $235,598          $245,994
  ============================================================================================================
  Liabilities and Stockholders' equity
  Liabilities
  Deposits                                                                      $188,937          $197,991
  Advance payments from borrowers for taxes and insurance                            175               229
  Accrued expenses and other liabilities                                           1,769             1,601
  Income taxes payable                                                                16                36
  Advances from the FHLB and other borrowings                                     26,687            27,192
  Junior subordinated debt securities                                              9,376             9,374
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              226,960           236,423
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,024,220 shares outstanding                              30                30
     Additional paid-in capital                                                   25,273            25,273
     Accumulated deficit                                                         (15,252)          (14,408)
     Accumulated other comprehensive loss                                         (1,413)           (1,324)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       8,638             9,571
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                    $235,598          $245,994
  ============================================================================================================
See accompanying notes to consolidated financial statements






                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended
                                                                        December 31,
----------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                        2007           2006
----------------------------------------------------------------------------------------------

Interest income
  Loans                                                          $    3,110     $    3,670
  Investments                                                           768          1,135
----------------------------------------------------------------------------------------------
Total interest income                                                 3,878          4,805
----------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                            2,029          2,239
  Borrowed money                                                        571            762
----------------------------------------------------------------------------------------------
Total interest expense                                                2,600          3,001
----------------------------------------------------------------------------------------------
Net interest income                                                   1,278          1,804
Provision for loan losses                                               102            148
----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   1,176          1,656
----------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                              139            152
  Loss on derivatives                                                   (14)           (20)
  Other operating income                                                 12              6
----------------------------------------------------------------------------------------------
Total noninterest income                                                137            138
----------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                    943          1,266
  Occupancy                                                             324            343
  Professional services                                                 182            400
  Advertising                                                            19             24
  Deposit insurance premium                                             146             23
  Furniture, fixtures and equipment                                     105            130
  Data processing                                                       224            220
  Other operating expenses                                              214            280
----------------------------------------------------------------------------------------------
Total noninterest expense                                             2,157          2,686
----------------------------------------------------------------------------------------------
Net loss before income tax provision                                   (844)          (892)
Provision for income taxes                                                -              -
----------------------------------------------------------------------------------------------
Net loss                                                         $     (844)    $     (892)
==============================================================================================
Loss per common share
  BASIC AND DILUTED:
  Basic                                                          $    (0.28)    $    (0.30)
  Diluted                                                             (0.28)         (0.30)
Weighted average common shares outstanding
Basic and diluted                                                 3,024,220      3,021,297

See accompanying notes to consolidated financial statements




                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                          Three months ended
                                                    ------------------------------
                                                             December 31,
----------------------------------------------------------------------------------
(In Thousands)                                           2007             2006

Net (loss) earnings                                    $ (844)          $ (892)
----------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax
   Unrealized (loss) gain on securities                   (89)             116
----------------------------------------------------------------------------------
Other comprehensive (loss) income                         (89)             116
----------------------------------------------------------------------------------
Comprehensive loss                                     $ (933)          $ (776)
==================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

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
                                       Stock        Stock      Capital     (Deficit)      Income (Loss)        Equity
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Balance at September 30, 2006              $-       $ 30     $ 25,228       $ (15,359)        $ (1,049)         $ 8,850

Other comprehensive income                  -          -            -               -              116              116

Net loss for the period                     -          -            -            (892)               -             (892)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006               $-       $ 30     $ 25,228       $ (16,251)        $   (933)         $ 8,074
============================================================================================================================
Balance at September 30, 2007              $-       $ 30     $ 25,273       $ (14,408)        $ (1,324)         $ 9,571

Other comprehensive loss                    -          -            -               -              (89)             (89)

Net loss for the period                     -          -            -            (844)               -             (844)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007               $-       $ 30     $ 25,273       $ (15,252)        $ (1,413)         $ 8,638
============================================================================================================================

See accompanying notes to consolidated financial statements





                                GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Three months ended
                                                                                           December 31,
                                                                                  ------------------------------
                                                                                       2007           2006
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net loss                                                                              $ (844)          $(892)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
  Provision for loan loss                                                                102             148
  Amortization of deferred loan acquisition cost, net                                      1              (7)
  Depreciation and amortization                                                           97             115
  Loss from derivatives                                                                   14              20
  Amortization of investment security premiums                                           118             155
  Amortization of mortgage-backed securities premiums                                     35             106
  Amortization of deferred fees                                                          (66)            (99)
  Discount accretion net of premium amortization                                          71             (72)
  Amortization of convertible preferred stock costs                                        2               2
  Gain on sale of fixed assets                                                             -             (26)
(Increase) decrease in assets
  Accrued interest and dividend receivable                                                52              51
  Prepaid expenses and other assets                                                       83             203
  Deferred loan fees collected, net of deferred costs incurred                            88             163
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                 178              82
  Income taxes payable                                                                   (20)              -
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      (89)            (51)
----------------------------------------------------------------------------------------------------------------

Continued






                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                                     Three months ended
                                                                                        December 31,
                                                                                ----------------------------
                                                                                    2007          2006
------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net decrease (increase) in loans                                                  $7,906       $(1,997)
  Disposal (purchase) of premises and equipment, net                                     -            15
  Proceeds from repayments of other investment securities                            1,405         2,895
  Proceeds from repayments of mortgage-backed securities                             1,267         4,090
  Purchases of FHLB stock                                                                -          (225)
  Proceeds from sale of FHLB stock                                                       -           180
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                           10,578         4,958
------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net decrease in deposits                                                          (9,054)      (12,294)
  Net decrease in advances from the FHLB and other borrowings                         (505)       (5,602)
  Increase in advance payments by borrowers
    for taxes and insurance                                                            (54)           (4)
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (9,613)      (17,900)
------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                       876       (12,993)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                    7,632        19,804
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                         $8,508       $ 6,811
============================================================================================================

See accompanying notes to consolidated financial statements


                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2007 AND THREE MONTHS ENDED
                     DECEMBER 31, 2007 AND 2006 (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to interim financial reporting. It is recommended that these consolidated financial statements be read in conjunction with the company's Annual Report on Form 10-K for the year ended September 30, 2007. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2008 or any future periods. In addition, other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

(2) PROPOSED ACQUISITION

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2007 AND THREE MONTHS ENDED
                     DECEMBER 31, 2007 AND 2006 (UNAUDITED)


(3) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company conducts a quarterly analysis to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows (also see page 20 for discussion of non-performing loans):

                                                               At or for the three months
                                                                  ended December 31,
                                                         ------------------------------------
                                                                 2007             2006
---------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                                $ 2,305           $ 1,330
Provisions                                                        102               148
Total charge-offs                                                  (5)             (325)
Total recoveries                                                    8                 5
---------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                        3              (320)
---------------------------------------------------------------------------------------------
Balance at end of period                                      $ 2,410           $ 1,158
=============================================================================================
Ratio of net charge-offs (recoveries) during the period
   to average loans outstanding during the period              (0.002)%             0.17%
=============================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                       86.88%           247.44%
=============================================================================================
Allowance for loan losses to total loans                         1.38%             0.58%
=============================================================================================

         The company considers a loan to be impaired if it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is deemed impaired, the company computes the present value of the loan's future cash flows, discounted at the effective interest rate. As an alternative, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the present value is less than the carrying value of the loan, a valuation allowance is recorded. For collateral dependent loans, the company uses the fair value of the collateral, less estimated costs to sell on a discounted basis, to measure impairment.

         Our total recorded investment in impaired loans at December 31, 2007 was $4.8 million and the related allowance associated with impaired loans was $1.6 million. There were no impaired loans in the comparable period one year ago. At December 31, 2007, all impaired loans had a related allowance. We recognize interest collected on these loans on a cost-recovery or cash-basis method. The amount of interest income recognized during the time that those loans were impaired amounted to $69,000.

(4) REGULATORY MATTERS

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2007 AND THREE MONTHS ENDED
                     DECEMBER 31, 2007 AND 2006 (UNAUDITED)


         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10% and an adequately capitalized financial institution is one with Tier 1 leverage capital of 4%, Tier 1 risk-based capital of 4% and total risk-based capital of 8%. At December 31, 2007, the bank was classified as a well capitalized financial institution.

        There are currently no orders, agreements, recommendations or understandings with our regulatory agency, which, if implemented, would affect our liquidity, capital resources, or results of operations.

         The following presents the bank's capital position at December 31, 2007:

-------------------------------------------------------------------------------------------------------
                                                      Required
                                                    Percent to be
                                        Required        Well         Actual       Actual      Surplus/
                                         Balance    Capitalized      Balance      Percent    (Shortfall)
-------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Leverage                                  $11,770        5.00%       $18,191         7.73%     $6,421
Tier 1 Risk-based                         $ 9,741        6.00%       $18,104        11.15%     $8,363
Total Risk-based                          $16,236       10.00%       $20,138        12.40%     $3,903
========================================================================================================

        The company's common stock is currently quoted on the Pink Sheets under the symbol GAFC.PK.

(5) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock
Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares for employees and warrants for 94,685 shares for stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of December 31, 2007, 221,333 options were outstanding. During the quarter ended December 31, 2007 all 88,016 warrants expired.

         The following summary represents the activity under the Plan:
  ---------------------------------------------------------------------------------------------------------------
                                                                                                    Weighted
                                                                                                     Average
                                                                                      Weighted      Remaining
                                                                                       Average     Contractual
                                                                         Number of    Exercise        Term
                                                                          Options       Price      (in Years)
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2006                253,000       $ 6.72        5.70
  Options expired                                                           (7,500)      $ 6.75
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2007                245,500       $ 6.72        4.63
  Options expired                                                          (24,167)      $ 7.27
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at December 31, 2007                 221,333       $ 6.66        4.64
  ===============================================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2007 AND THREE MONTHS ENDED
                     DECEMBER 31, 2007 AND 2006 (UNAUDITED)

         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with the pro forma impact disclosed. As allowable under SFAS 123R, the company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using those assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. There were no options granted during the three months ended December 31, 2007 and 2006.

(6) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the three months ended December 31, 2007 and 2006 were the same, as the effect of the conversion of preferred securities and the impact of the exercised stock options of 1,375,137 and 1,380,300 in the periods ended December 31, 2007 and 2006, respectively, were excluded as they would have been anti-dilutive for those periods.

(7) RECENT ACCOUNTING STANDARDS

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

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2007 AND THREE MONTHS ENDED
                     DECEMBER 31, 2007 AND 2006 (UNAUDITED)

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires that amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, that changes in ownership interest be accounted for similarly, as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

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

         The company retained approximately $1.3 million of the proceeds for general corporate purposes, investing the retained funds in short-term investments. The remaining $8.0 million of the proceeds was invested in the bank to increase its capital position (also see Note 4 Regulatory Matters).

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2007 AND THREE MONTHS ENDED
                     DECEMBER 31, 2007 AND 2006 (UNAUDITED)


(9) DERIVATIVE FINANCIAL INSTRUMENTS

         During fiscal years 2003 and 2002, the bank entered into various interest rate caps that total $20 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and are capped between 6.50% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the three months ended December 31, 2007 and 2006 the instruments did not meet hedge accounting requirements. The statements of operations include net losses of $14,000 and $20,000 for the three months ended December 31, 2007 and 2006, respectively.

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

GENERAL

         We are a savings and loan holding company, which was organized in June 1997. We conduct substantially all of our business through our wholly owned subsidiary, the bank, a federally chartered savings bank. The bank is a member of the Federal Home Loan Bank ("FHLB") system and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. We offer traditional banking services to customers through the five branches of the bank located throughout the greater Washington, D.C. metropolitan area and the Shenandoah Valley.

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

         On February 22, 2006, the company announced that it had engaged Sandler O'Neill & Partners, L.P. to advise on the financial aspects of the company's review of its strategic options and assist the company in evaluating the financial aspects of all strategic alternatives available. Subsequently, in a Form 8-K filed on April 16, 2007, we announced that the company and Summit Financial Group, Inc., entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the pending merger of the company with and into Summit Financial Group, Inc.

         The sale of the Pasadena branch office, to Bay-Vanguard was completed on August 24, 2007, with the bank recognizing a gain of $4.3 million.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, the company and Summit amended their agreement to extend to March 31, 2008, the date on which the agreement may be terminated if the merger is not consummated by that date.

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

FINANCIAL CONDITION

         At December 31, 2007 the company's total assets were $235.6 million, compared to the $246.0 million held at September 30, 2007, representing a decrease of 4.23%. The decrease resulted primarily from a decrease in investment securities and loans receivable and was offset in part by an increase in interest bearing deposits. The decline in the bank's overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage its assets and liabilities to maintain the bank in a well capitalized position.

         Net loans receivable at December 31, 2007 were $168.0 million, a decrease of $8.1 million or 4.60% from the $176.1 million held at September 30, 2007. The decrease in loans consisted primarily of a $378,000 decline in the bank's single family loan portfolio, coupled with a decrease of $2.3 million in the bank's consumer loan portfolio. Because the bank's single family and consumer loan portfolios consist primarily of adjustable-rate loans, with the current yield curve, customers are refinancing away from adjustable-rate loans and into longer term, fixed-rate loans or curtailing outstanding balances. Commercial real estate loans outstanding decreased by $3.4 million and commercial business loans decreased by $2.3 million during the period. Those decreases were offset in part by an increase of $507,000 in construction and land loans. The increase in construction and land loans was primarily in the single family residential sector of the market. The company anticipates that lending in that area may slow as a result of the current slow sales pace occurring in the single family market.

         At December 31, 2007, investment securities were $49.0 million, a decrease of $3.0 million or 5.71% from the $52.0 million held at September 30, 2007. The cash proceeds from the sale or payoff of investment securities were used to reduce higher cost wholesale funding, including borrowings and wholesale deposits.

         Deposits at December 31, 2007 were $188.9 million, a decrease of $9.1 million from the $198.0 million held at September 30, 2007. Total deposits decreased primarily due to a $7.7 million decline in our money fund accounts and our reduced reliance on brokered deposits and wholesale deposits, which have a higher cost. Those types of deposits have declined $16.0 million since December 31, 2006 while total retail deposits have increased $33.7 million. The increase in retail deposits since December 31, 2006 is primarily in certificates of deposits and money fund accounts which have been obtained through the bank's marketing efforts and are at a lower cost than brokered and wholesale deposits.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2007 AND DECEMBER 31, 2006

         NET INCOME. For the three months ended December 31, 2007, the company had a net loss of $844,000 or $0.28 per diluted share, compared to a net loss of $892,000 or $0.30 per diluted share for the three months ended December 31, 2006. The $48,000 decrease in the net loss over the comparable period one-year ago was primarily the result of a decrease in non-interest expense and a decrease in the provision for loan losses. Those decreases were offset by decreases in net interest income and non-interest income. The ongoing net losses reported in the company's Annual Report on Form 10-K for the year ended September 30, 2007, remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained, and the bank is currently managing its assets and liabilities to maintain a well capitalized status. Because of the bank's loans to one borrower limit, it cannot aggressively expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused earning assets to decline, impacting earnings. Further, margin pressure from the yield curve also presents a very challenging environment in which to seek to increase our net interest margin.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
Net interest income from continuing operations                                        -------------------------------
Three Months Ended December 31,                         2007              2006           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 3,110           $ 3,670         $ (560)         (15.26)%
   Investments                                             768             1,135           (367)         (32.33)
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,878             4,805           (927)         (19.29)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              2,029             2,239           (210)          (9.38)
   Borrowings                                              571               762           (191)         (25.07)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,600             3,001           (401)         (13.36)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,278           $ 1,804         $ (526)         (29.16)%
=====================================================================================================================

        The decrease in net interest income during the three months ended December 31, 2007, from the comparable period one year ago, resulted primarily from a $49.2 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $2.8 million more than the decline in average interest-bearing liabilities. That decrease was coupled with an 37 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.59% for the three months ended December 31, 2006 to 2.22% for the three months ended December 31, 2007. The decrease in net interest margin also resulted from the average cost on interest-bearing liabilities increasing by 21 basis point while the average yield on interest-earning assets declined 14 basis points resulting in a change of 35 basis points.

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

         INTEREST INCOME. Interest income for the three months ended December 31, 2007 decreased $927,000 compared to the three months ended December 31, 2006, primarily as a result of a $49.2 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were coupled with a decrease of 14 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $401,000 decrease in interest expense for the three months ended December 31, 2007 compared to the 2006 period was principally the result of a $46.3 million decrease in the average amount of deposits and borrowings. That decrease in the average interest-bearing liabilities was partially offset by a 21 basis point increase in the cost of funds on average deposits and borrowings. The decrease in interest expense on deposits was primarily due to a decrease of $27.6 million in average deposits, primarily due to the sale of the Pasadena branch. That decrease was offset by a 19 basis point increase in rates paid on deposits, primarily due to higher rates paid on interest-bearing demand deposits and certificates and elevated pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the three months ended December 31, 2007, when compared to the 2006 period, was principally the result of a $18.7 million decrease in average borrowed funds, partially offset by a 63 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $191,000 in interest expense on borrowings were a $251,000 decrease relating to average volume, partially offset by a $60,000 increase relating to average cost.

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

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                                      2007                                    2006
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  88,508     $ 1,540         6.96%    $  93,132       $ 1,717        7.37%
   Consumer loans                        51,242         914         7.13        59,504         1,180        7.93
   Commercial business loans             33,904         656         7.74        39,550           773        7.82
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total loans                       173,654       3,110         7.16       192,186         3,670        7.64

Investment securities                    40,223         541         5.38        57,168           800        5.60
Mortgage-backed securities               16,016         227         5.67        29,704           335        4.51
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total interest-earning assets     229,893       3,878         6.75       279,058         4,805        6.89
                                                 -----------   -----------               -------------  -------------
Non-earning assets                       11,663                                 11,672
                                     -----------                           ------------
  Total assets                        $ 241,556                              $ 290,730
                                     ===========                           ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   2,073           5         0.96     $   3,154             7        0.89
   Now and money market accounts         56,309         465         3.30        79,378           711        3.58
   Certificates of deposit              124,568       1,559         5.01       127,998         1,521        4.75
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total deposits                    182,950       2,029         4.44       210,530         2,239        4.25

   FHLB advances                         26,346         394         5.98        36,839           496        5.39
   Other borrowings                      11,775         177         6.01        20,019           266        5.31
                                     ----------- -----------   ----------- ------------  -------------  -------------
  Total interest-bearing
    liabilities                         221,071       2,600         4.70       267,388         3,001        4.49
                                                 -----------   -----------               -------------  -------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       9,079                                 12,330
Other liabilities                         1,921                                  2,266
                                     -----------                           ------------
  Total liabilities                     232,071                                281,984
Stockholders' equity                      9,485                                  8,746
                                     -----------                           ------------
  Total liabilities and
   stockholders' Equity               $ 241,556                              $ 290,730
                                     ===========                           ============

Net interest income                                 $ 1,278                                  $ 1,804
                                                 ===========                             =============
Interest rate spread                                                 2.04%                                  2.40%
                                                               ===========                              =============
Net interest margin                                                  2.22%                                  2.59%
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

                                                       THREE MONTHS ENDED
                                                  DECEMBER 31, 2007 COMPARED TO
                                                        DECEMBER 31, 2006
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                               VOLUME            RATE          TOTAL
                                          -----------------------------------------------
                                                         (IN THOUSANDS)

Real estate loans                             $   (85)        $   (92)       $  (177)
Consumer loans                                   (164)           (102)          (266)
Commercial business loans                        (110)             (7)          (117)
                                          ----------------  -------------- --------------
      Total loans                                (359)           (201)          (560)
Investments                                      (237)            (22)          (259)
Mortgage-backed securities                       (154)             46           (108)
                                          ----------------  -------------- --------------
Total interest-earning assets                 $  (750)        $  (177)       $  (927)
                                          ================  ============== ==============

Savings accounts                              $    (2)        $     -        $    (2)
Now and money market accounts                    (207)            (39)          (246)
Certificates of deposit                           (41)             79             38
                                          ----------------  -------------- --------------
  Total deposits                                 (250)             40           (210)
FHLB advances                                    (141)             39           (102)
Other borrowings                                 (110)             21            (89)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (501)            100           (401)
                                          ================  ============== ==============
Change in net interest income                 $  (249)        $  (277)       $  (526)
                                          ================  ============== ==============

PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups based on loan type. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard or doubtful, based on the performance of the loans. Those classified loans are then individually evaluated for impairment. Those loans that are not individually evaluated are then segmented by type and assigned a reserve percentage that reflects the industry loss experience. The loans individually evaluated for impairment are measured by either, the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provisions for loan losses in the future. An increase in provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. On an annual basis, or more often if deemed necessary, the bank had contracted with an independent outside third party to have its loan portfolio reviewed. The focus of their review was to identify the extent of potential and actual risk in the bank's commercial loan portfolio and in our underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussions with the operational staff, including the line lenders and senior management. However, when we entered into the definitive agreement for the company to merge with Summit, and based on the due diligence performed by Summit, it was deemed unnecessary to continue such a contract through the fiscal year ended September 30, 2007 and beyond.

         Non-performing assets amounted to $2.8 million or 1.18% of total assets at December 31, 2007, a $2.3 million increase from the $468,000 or 0.16% of total assets classified as non-performing at December 31, 2006. At December 31, 2007, assets that were classified totaled $5.6 million, of which $430,000 were classified as special mention, $4.1 million were classified as substandard and $1.1 million were classified as doubtful. A $102,000 provision for loan losses was recorded during the three months ended December 31, 2007, compared to a provision of $148,000 during the three months ended December 31, 2006. Credit quality at the bank remains a concern, with a ratio of non-performing assets to total assets of 1.18%, and with significant classified and past-due loans. Those factors combined with expected credit exposure growth and deteriorating economic conditions, may result in an increase in the allowance for loan losses resulting in an increase in the provision for loan losses in future periods.

         NON-INTEREST INCOME. Non-interest income decreased $1,000 during the three months ended December 31, 2007, over the comparable three months one year ago. That decrease was primarily the result of a decrease of $13,000 in loan and deposit fees offset by an increase in gains on derivatives and other operating income.

         The following table presents a comparison of the components of non-interest income.

                                                                                           Difference
                                                                               ------------------------------------
Three Months Ended December 31,                       2007          2006           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $  37         $  42              $ (5)           (11.90)%
   Service fees on deposits                             102           110                (8)            (7.27)
   Loss on derivatives                                  (14)          (20)                6             30.00
   Other operating income                                12             6                 6            100.00
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 137         $ 138              $ (1)            (0.72)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $529,000 from $2.7 million for the three months ended December 31, 2006 to $2.2 million for the three months ended December 31 in the current year. The decrease was distributed over various non-interest expense categories with the primary contributors being compensation and employee benefits, and professional services. The decreases in non-interest expense were partially offset by an increase of $123,000 in the bank's deposit insurance premium.

         The following table presents a comparison of the components of non-interest expense.

                                                                                               Difference
                                                                                    ---------------------------------
Three Months Ended December 31,                            2007            2006         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $   943        $ 1,266          $ (323)        (25.51)%
   Occupancy                                                  324            343             (19)         (5.54)
   Professional services                                      182            400            (218)        (54.50)
   Advertising                                                 19             24              (5)        (20.83)
   Deposit insurance premium                                  146             23             123         534.78
   Furniture, fixtures and equipment                          105            130             (25)        (19.23)
   Data processing                                            224            220               4           1.82
   Other operating expense                                    214            280             (66)        (23.57)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 2,157        $ 2,686          $ (529)        (19.69)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Due to our operating losses, we did not record a provision for income taxes for the three months ended December 31, 2007 or 2006. The company believes that, in the unlikely event that the proposed merger is not consummated, it will generate future taxable income through earnings and branch sales, to assure utilization of a portion of the existing net operating losses.



Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at December 31, 2007 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

-----------------------------------------------------------------------------------------------------------------
                                                    Less Than        Two - Three    Four - Five     After Five
                                        Total        One Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In thousands)

FHLB Advances (1)                      $ 25,000         $     -        $ 25,000       $     -        $      -
Reverse repurchase agreements             1,687           1,687               -             -               -
Subordinated debt securities (2)         25,982           1,310           1,310         1,310          22,052
Operating leases                          3,773           1,124           1,975           316             358
-----------------------------------------------------------------------------------------------------------------
     Total obligations                 $ 56,442         $ 4,121        $ 28,285       $ 1,626        $ 22,410
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
                                         Total         One Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In Thousands)

Certificate of deposit maturities (1) $ 125,090       $ 111,979        $ 10,430       $ 2,588            $ 93
Loan originations                         5,566           5,566               -             -               -
Unfunded lines of credit (2)            111,396         111,396               -             -               -
Standby letters of credit                   310             310               -             -               -
-----------------------------------------------------------------------------------------------------------------
     Total                            $ 242,362       $ 229,251        $ 10,430       $ 2,588            $ 93
=================================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposit based on current market interest rates.
(2) Revolving, open-end loans on one-four dwelling units and commercial lines that mostly remain unfunded. The committed amount of these lines total $169.0 million.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $54.7 million or 23.20% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the three months ended December 31, 2007, the bank's loan originations totaled $13.6 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed or mortgage related securities or other investment securities during the three months ended December 31, 2007. All of our investment securities are classified as either available for sale or held to maturity and for the period ended December 31, 2007 were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe our filing fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity at such time as principal is repaid. The fluctuation in value of our portfolio is primarily the result of changes in market rates rather than due to the credit quality of the issuer. The unrealized loss in the bank's investment portfolio totaled $1.8 million at December 31, 2007. The company has the ability and liquidity to hold those securities until such time as the value recovers or the securities mature.

         The bank has other sources of liquidity if a need for additional funds arises. At December 31, 2007, the bank had $25.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $9.7 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At December 31, 2007, the bank had commitments to fund loans of $3.4 million, unused outstanding lines of credit of $111.4 million, consisting primarily of equity lines of credit, unused standby letters of credit of $310,000 and undisbursed proceeds of construction mortgages of $2.2 million. Unfunded lines of credit have remained relatively constant and have actually decreased by $419,000 during the three months ended December 31, 2007. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

         Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December 31, 2007, totaled $112.0 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The company's primary source of market risk exposure arises from changes in United States interest rates and the effects thereof on mortgage prepayment and closing behavior, as well as depositors' choices ("interest rate risk"). Changes in those interest rates will result in changes in the company's earnings and the market value of its assets and liabilities. We expect to continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. That spread is affected by the difference between the maturities and re-pricing characteristics of interest-earnings assets and interest-bearing liabilities. Loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with fewer loan originations. Management expects that a substantial portion of our assets will continue to be indexed to changes in market interest rates and we will continue to attempt to attract a greater proportion of short-term liabilities to help us address our interest rate risk. The lag in implementation of re-pricing terms on our adjustable-rate assets may result in a decline in net interest income in a rising interest rate environment. There can be no assurance that our interest rate risk will be minimized or eliminated. Further, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates, (primarily increases in market interest rates), could materially adversely affect our interest rate spread, asset quality, loan origination volume and overall financial condition and results of operations.

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

         To mitigate further the risk of timing differences in the re-pricing of assets and liabilities, our interest-earning assets are matched with interest-bearing liabilities that have similar re-pricing characteristics. For example, the interest rate risk of holding fixed-rate loans is managed with long-term deposits and borrowings, and the risk of holding ARMs is managed with short-term deposits and borrowings. Periodically, mismatches are identified and managed by adjusting the re-pricing characteristics of our interest-bearing liabilities with derivatives, such as interest rate caps and interest rate swaps.

         Through the use of these derivative instruments, management attempts to reduce or offset increases in interest expense related to deposits and borrowings. We use interest rate caps and pay-fixed interest rate swaps to protect against rising interest rates.

         The interest rate caps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At December 31, 2007, we held an aggregate notional value of $20 million of interest rate caps. None of the interest rate caps had strike rates that were in effect at December 31, 2007, as current LIBOR rates were below the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through deposit and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                        Net Portfolio Value                   Net Portfolio Value as % of
                                       (Dollars in thousands)                  Portfolio Value of Assets
                           ----------------------------------------------- ----------------------------------
Basic Point ("bp")
Change in Rates               $Amount         $Change         % Change        NPV Ratio        Change (bp)
-------------------------- -------------- ----------------- -------------- ----------------  ----------------
    +300                       21,078            -3,195         -13%             8.58%            -106bp
    +200                       22,219            -2,054          -8%             8.97%             -67bp
    +100                       23,297              -976          -4%             9.33%             -31bp
    0                          24,273                             -              9.64%               -
    -100                       24,555               282           1%             9.69%               5bp
    -200                       24,581               308           1%             9.66%               2bp

         The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. Those assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect our rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe those assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

         Management of the company is also responsible for establishing and maintaining adequate internal control over financial reporting and control of the company's assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in the company's internal control over financial reporting during the company's quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

         Not applicable.

ITEM 1A.       Risk Factors

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At December 31, 2007, our loan portfolio consisted of $31.6 million, or 18.09% of commercial real estate loans, $18.5 million, or 10.62% of construction and land development loans and $32.6 million, or 18.65% of commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

         Prepayment rates are affected by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Although changes in prepayment rates are, difficult to predict, prepayment rates tend to increase when market interest rates decline relative to the rates on the prepaid instruments.

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

      The secondary mortgage markets are experiencing disruptions resulting from reduced investor demand for mortgage loans and mortgaged-backed securities and increased investor yield requirements for those loans and securities. Those conditions may continue or worsen in the future. As a result, a prolonged period of secondary market illiquidity could have an adverse impact on our future earnings and financial condition.

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

FAILURE TO REMAIN A WELL CAPITALIZED INSTITUTION.

          As of December 31 and September 30, 2007, the bank was considered a well capitalized institution. Should the bank be classified as an adequately capitalized institution, the bank could not issue brokered certificates of deposit without the permission of the Office of Thrift Supervision or the Federal Deposit Insurance Corporation.

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



                           Date: February 13, 2008