Form 10-Q
period 2008-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2008-05-15
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

Large accelerated filer [__]   Accelerated filer [__] Non-accelerated filer [__]
Smaller Reporting Company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                Yes [__] No [ X ]

     At May 12, 2008 there were 3,024,220 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding


                                        GREATER ATLANTIC FINANCIAL CORP.
                                          QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE QUARTER ENDED MARCH 31, 2008

                                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------
Item 1. Condensed Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at March 31, 2008 and September 30, 2007...........................3

      Consolidated Statements of Operations
      for the three and six months ended March 31, 2008 and March 31, 2007..............................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the three and six months ended March 31, 2008 and March 31, 2007..............................................5

      Consolidated Statements of Changes in Stockholders' Equity
      for the six months ended March 31, 2008 and March 31, 2007........................................................5

      Consolidated Statements of Cash Flows
      for the six months ended March 31, 2008 and March 31, 2007........................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......................14
Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................................................28
Item 4T.   Controls and Procedures.....................................................................................30

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings...........................................................................................30
Item 1A.   Risk Factors................................................................................................30
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.................................................33
Item 3.    Defaults Upon Senior Securities.............................................................................33
Item 4.    Submission of Matters to a Vote of Security Holders.........................................................33
Item 5.    Other Information...........................................................................................33
Item 6.    Exhibits....................................................................................................33

SIGNATURES.............................................................................................................34

CERTIFICATIONS.........................................................................................................35



                                GREATER ATLANTIC FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                               March 31,       September 30,
                                                                            ----------------------------------
                                                                                 2008               2007
  ------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)                                                             (Unaudited)
  Assets
  Cash and cash equivalents:
    Non-interest bearing and vault                                              $  2,408          $  3,146
    Interest bearing                                                              14,874             4,486
  Investment securities
     Available-for-sale                                                           42,201            48,910
     Held-to-maturity                                                              2,720             3,053
  Loans receivable, net                                                          159,724           176,108
  Accrued interest and dividends receivable                                        1,319             1,675
  Deferred income taxes                                                            1,480             2,096
  Federal Home Loan Bank stock, at cost                                            1,640             1,731
  Premises and equipment, net                                                      2,093             2,285
  Goodwill                                                                           956               956
  Prepaid expenses and other assets                                                1,005             1,548
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $230,420          $245,994
  ============================================================================================================
  Liabilities and Stockholders' equity
  Liabilities
  Deposits                                                                      $188,805          $197,991
  Advance payments from borrowers for taxes and insurance                            269               229
  Accrued expenses and other liabilities                                           1,938             1,601
  Income taxes payable                                                                16                36
  Advances from the FHLB and other borrowings                                     26,732            27,192
  Junior subordinated debt securities                                              9,379             9,374
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              227,139           236,423
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,024,220 shares outstanding                              30                30
     Additional paid-in capital                                                   25,273            25,273
     Accumulated deficit                                                         (20,260)          (14,408)
     Accumulated other comprehensive loss                                         (1,762)           (1,324)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       3,281             9,571
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                    $230,420          $245,994
  ============================================================================================================
See accompanying notes to consolidated financial statements



                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended              Six Months Ended
                                                                         March 31,                      March 31,
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                       2008            2007            2008           2007
-----------------------------------------------------------------------------------------------------------------------------
Interest income
  Loans                                                          $    2,697      $    3,651     $    5,807     $    7,322
  Investments                                                           727             943          1,496          2,077
-----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 3,424           4,594          7,303          9,399
-----------------------------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                            1,862           2,187          3,892          4,426
  Borrowed money                                                        541             712          1,112          1,474
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                2,403           2,899          5,004          5,900
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   1,021           1,695          2,299          3,499
Provision for loan losses                                             2,688             145          2,790            293
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                  (1,667)          1,550           (491)         3,206
-----------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                              134             155            274            307
  Loss on derivatives                                                   (14)            (13)           (28)           (33)
  Other operating income                                                  7               6             17             11
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                127             148            263            285
-----------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                    887           1,175          1,831          2,441
  Occupancy                                                             329             344            653            687
  Professional services                                                 678             323            860            722
  Advertising                                                            10              45             28             69
  Deposit insurance premium                                             118               7            264             30
  Furniture, fixtures and equipment                                     109             137            214            267
  Data processing                                                       210             233            435            452
  Other operating expenses                                              241             258            454            539
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                             2,582           2,522          4,739          5,207
-----------------------------------------------------------------------------------------------------------------------------
Loss before income tax provision                                     (4,122)           (824)        (4,967)        (1,716)
Provision for income taxes - increase in deferred tax assets
valuation allowances                                                    885               -            885              -
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                                         $   (5,007)     $     (824)    $   (5,852)    $   (1,716)
=============================================================================================================================
Loss per common share
  BASIC AND DILUTED:
  Basic                                                          $    (1.66)     $    (0.27)    $    (1.93)    $    (0.57)
  Diluted                                                             (1.66)          (0.27)         (1.93)         (0.57)
Weighted average common shares outstanding
Basic and diluted                                                 3,024,220       3,023,911      3,024,220      3,022,590

See accompanying notes to consolidated financial statements



                                        GREATER ATLANTIC FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                          Three months ended              Six months ended
                                                              March 31,                      March 31,
-----------------------------------------------------------------------------------------------------------------
(In Thousands)                                           2008            2007            2008           2007
-----------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                    $ (5,007)         $ (824)       $ (5,852)     $ (1,716)
-----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax
   Unrealized (loss) gain on securities                    (349)            (60)           (438)           56
-----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                          (349)            (60)           (438)           56
-----------------------------------------------------------------------------------------------------------------
Comprehensive loss                                     $ (5,356)         $ (884)       $ (6,290)     $ (1,660)
=================================================================================================================


                                        GREATER ATLANTIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007


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
                                       Stock        Stock      Capital     (Deficit)      Income (Loss)        Equity
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Balance at September 30, 2006              $-       $ 30    $ 25,228       $ (15,359)        $ (1,049)           $ 8,850

Stock Option Expense                                              22                                                  22

Other comprehensive income                  -          -           -               -               56                 56

Net loss for the period                     -          -           -          (1,716)                -            (1,716)
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2007                  $-       $ 30    $ 25,250       $ (17,075)        $   (993)           $ 7,212
============================================================================================================================
Balance at September 30, 2007              $-       $ 30    $ 25,273       $ (14,408)        $ (1,324)           $ 9,571

Other comprehensive loss                    -          -           -               -             (438)              (438)

Net loss for the period                     -          -           -          (5,852)                -            (5,852)
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2008                  $-       $ 30    $ 25,273       $ (20,260)        $ (1,762)           $ 3,281
============================================================================================================================

See accompanying notes to consolidated financial statements


                                GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Six months ended March 31,
                                                                                  ------------------------------
                                                                                      2008           2007
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net loss                                                                            $ (5,852)        $(1,716)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
  Provision for loan loss                                                              2,790             293
  Amortization of deferred loan acquisition cost, net                                      3             (25)
  Depreciation and amortization                                                          191             228
  Loss from derivatives                                                                   28              33
  Amortization of investment security premiums                                           203             363
  Amortization of mortgage-backed securities premiums                                     91             214
  Amortization of deferred fees                                                         (131)           (178)
  Decrease in deferred tax asset                                                         885               -
  Discount accretion net of premium amortization                                         168            (145)
  Amortization of convertible preferred stock costs                                        5               4
(Increase) decrease in assets
  Accrued interest and dividend receivable                                               356             251
  Prepaid expenses and other assets                                                      495             351
  Deferred loan fees collected, net of deferred costs incurred                           208             260
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                 356            (477)
  Income taxes payable                                                                   (20)              -
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (224)           (544)
----------------------------------------------------------------------------------------------------------------

Continued





                                GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                                 Six months ended March 31,
                                                                                ----------------------------
                                                                                    2008          2007
------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net decrease in loans                                                            $13,347       $10,161
  Disposal (purchase) of premises and equipment, net                                     -           (24)
  Proceeds from repayments of other investment securities                            2,584         6,224
  Proceeds from repayments of mortgage-backed securities                             3,458         8,032
  Purchases of FHLB stock                                                                -          (653)
  Proceeds from sale of FHLB stock                                                      91           837
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                           19,480        24,577
------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net decrease in deposits                                                          (9,186)       (3,547)
  Net decrease in advances from the FHLB and other borrowings                         (460)      (15,620)
  Increase in advance payments by borrowers
    for taxes and insurance                                                             40           120
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (9,606)      (19,047)
------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                9,650         4,986
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                    7,632        19,804
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                        $17,282       $24,790
============================================================================================================

See accompanying notes to consolidated financial statements


                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2008 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2008 AND 2007 (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to interim financial reporting. It is recommended that these consolidated financial statements be read in conjunction with the company's Annual Report on Form 10-K for the year ended September 30, 2007. The results of operations for the three or the six months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2008 or any future periods. In addition, other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

(2) PROPOSED ACQUISITION

         As previously reported in a Form 8-K filed on April 16, 2007, we announced that the company and Summit Financial Group, Inc. ("Summit"), entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the pending merger of the company with and into Summit.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement may be terminated if the merger is not consummated by that date, subject to regulatory and shareholder approvals. In a Form 8-K filed on March 26, 2008 we announced that our shareholders overwhelmingly approved the terms and conditions of the proposed merger of Greater Atlantic with and into Summit. On April 9, 2008, the company announced that it had received written notice from Summit that Summit had exercised its right to terminate the agreement for the company to merge with and into Summit. Greater Atlantic and Summit have initiated negotiations towards entering into a new definitive agreement. However, no assurances can be given that the negotiations will lead to the parties entering into a new definitive agreement.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2008 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2008 AND 2007 (UNAUDITED)


(3) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company conducts a quarterly analysis to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows (also see page 20 for discussion of non-performing loans):

                                                             At or for the six months
                                                                 ended March 31,
                                                         ------------------------------------
                                                               2008             2007
---------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                                $ 2,305           $ 1,330
Provisions                                                      2,790               293
Total charge-offs                                              (2,824)             (327)
Total recoveries                                                   14               626
---------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                   (2,810)              299
---------------------------------------------------------------------------------------------
Balance at end of period                                      $ 2,285           $ 1,922
=============================================================================================
Ratio of net charge-offs (recoveries) during the period
   to average loans outstanding during the period                1.66%            (0.16)%
=============================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                       99.43%           118.13%
=============================================================================================
Allowance for loan losses to total loans                         1.40%             1.02%
=============================================================================================

         The company considers a loan to be impaired if it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is deemed impaired, the company computes the present value of the loan's future cash flows, discounted at the effective interest rate. As an alternative, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the present value is less than the carrying value of the loan, a valuation allowance is recorded. For collateral dependent loans, to measure impairment, the company uses the fair value of the collateral, less estimated costs to sell on a discounted basis.

         Our total recorded investment in impaired loans at March 31, 2008 was $2.2 million compared to $1.3 million at March 31, 2007. The related allowance associated with those impaired loans at March 31, 2008 was $1.5 million compared to an allowance of $500,000 at March 31, 2007. At March 31, 2008 and 2007, all impaired loans had a related allowance. We recognize interest collected on these loans on a cost-recovery or cash-basis method. The amount of interest income recognized during the time that those loans were impaired amounted to $110,000

(4) REGULATORY MATTERS

         The capital distribution regulation of the OTS requires that the bank provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval was required.

         On December 19, 2006, the company issued a news release announcing that the first quarter distribution on the Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, would be deferred. The announcement by the company followed advice received by the bank that the Office of Thrift Supervision would not approve the bank's application to pay a cash dividend to the company. Accordingly, the company exercised its right to defer the payment of interest on its 6.50% Convertible Junior Subordinated Debentures Due 2031 related to the Trust Preferred Securities, for an indefinite period (which continues, but can be no longer than 20 consecutive quarterly periods).

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2008 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2008 AND 2007 (UNAUDITED)


         On April 29, 2008, the company issued a news release announcing that the bank, its wholly-owned subsidiary, consented to the issuance by the Office of Thrift Supervision (the "OTS") of a Cease and Desist Order effective April 25, 2008 (the "Order").

         The Order requires the bank to, among other things, report, within prescribed time periods to the OTS Regional Director for the Southeast Region (the "Regional Director") on the status of the ongoing merger negotiations with Summit; have, at June 30, 2008, and maintain a Tier One (Core) Capital Ratio of at least 6% and a total risk based capital ratio of at least 12%; develop a comprehensive long term operating strategy to be implemented if the proposed merger with Summit is not consummated; incorporate the long term operating strategy into a three-year business plan containing at a minimum the requirements set forth in the Order; cease, effective immediately, making commercial real estate loans, commercial loans and loans on raw land without the prior written approval of the Regional Director, except for such loans as to which the bank has a legally binding written commitment to lend as of the effective date of the Order, and reduce its exposure to concentrations in those types of loans, cease, effective immediately, accepting brokered deposits; and prohibits the payment of dividends or other capital distributions.

         In addition, the Order requires the bank's board of directors to take action with respect to credit administration, reducing classified assets and accounting system controls and to establish a regulatory compliance committee of three or more non-employee directors to monitor and coordinate compliance with the provisions of the Order and provide the board of directors with progress reports on compliance, which reports are to be transmitted by the board of directors of the bank to the Regional Director.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10% and an adequately capitalized financial institution is one with Tier 1 leverage capital of 4%, Tier 1 risk-based capital of 4% and total risk-based capital of 8%. At March 31, 2008, the bank was classified as a well capitalized financial institution.

         The following presents the bank's capital position at March 31, 2008:

--------------------------------------------------------------------------------------------------------
                                                      Required
                                                    Percent to be
                                        Required        Well         Actual       Actual      Surplus/
                                         Balance    Capitalized      Balance      Percent    (Shortfall)
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Leverage                                  $11,569        5.00%       $13,966        6.04%      $2,397
Tier 1 Risk-based                         $ 9,335        6.00%       $13,880        8.92%      $4,545
Total Risk-based                          $15,559       10.00%       $15,829       10.17%      $  270
========================================================================================================

        The company's common stock is currently quoted on the Pink Sheets under the symbol GAFC.PK.

(5) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares for employees and warrants for 94,685 shares for stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of March 31, 2008, 209,333 options were outstanding and all the warrants had expired.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2008 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2008 AND 2007 (UNAUDITED)

         The following summary represents the activity under the Plan:

  ---------------------------------------------------------------------------------------------------------------
                                                                                                    Weighted
                                                                                                     Average
                                                                                      Weighted      Remaining
                                                                                       Average     Contractual
                                                                         Number of    Exercise        Term
                                                                          Options       Price      (in Years)
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2006                253,000       $ 6.72        5.70
  Options expired                                                           (7,500)      $ 6.75
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2007                245,500       $ 6.72        4.63
  Options expired                                                          (36,167)      $ 6.85
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at March 31, 2008                    209,333       $ 6.70        4.18
  ===============================================================================================================

         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with the pro forma impact disclosed. As allowable under SFAS 123R, the company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using those assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. There were no options granted during the six months ended March 31, 2008 and 2007.

(6) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the six months ended March 31, 2008 and 2007 were the same, as the effect of the conversion of preferred securities and the impact of the exercised stock options of 1,379,999 and 1,373,469 in the periods ended March 31, 2008 and 2007, respectively, were excluded as they would have been anti-dilutive for those periods.

(7) RECENT ACCOUNTING STANDARDS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. We do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2008 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2008 AND 2007 (UNAUDITED)


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

         In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations", to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, any contingent consideration to be paid, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination and to expense transaction costs when incurred. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. This statement will only apply to any acquisitions occurring after the effective date.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, that changes in ownership interest be accounted for similarly, as equity transactions, and that, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

         On March 20, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity's financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity's objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features. The company is currently evaluating the impact, if any, that the adoption of SFAS 161 will have on the company's financial statements.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2008 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2008 AND 2007 (UNAUDITED)

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

         To comply with FIN 46, the trust preferred subsidiary was deconsolidated in 2004, and the related securities have been presented as obligations of the company and titled "Junior Subordinated Debt Securities" in the financial statements.

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

         Accordingly, the company exercised its right to defer the payment of interest on its 6.50% Convertible Junior Subordinated Debentures Due 2031 related to the Trust Preferred Securities, for an indefinite period (which continues, but can be no longer than 20 consecutive quarterly periods).

(9) DERIVATIVE FINANCIAL INSTRUMENTS

         During fiscal years 2003 and 2002, the bank entered into various interest rate caps that total $20 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and are capped between 6.50% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the six months ended March 31, 2008 and 2007 the instruments did not meet hedge accounting requirements. The statements of operations include net losses of $28,000 and $33,000 for the six months ended March 31, 2008 and 2007, respectively.

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

         On February 22, 2006, the company announced that it had engaged Sandler O'Neill & Partners, L.P. to advise on the financial aspects of the company's review of its strategic options and assist the company in evaluating the financial aspects of all strategic alternatives available. Subsequently, in a Form 8-K filed on April 16, 2007, we announced that the company and Summit entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the pending merger of the company with and into Summit, and was completed on August 24, 2007, with the bank recognizing a gain of $4.3 million.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, the company and Summit amended their agreement to extend to March 31, 2008, the date on which the agreement may be terminated if the merger is not consummated by that date. In a Form 8-K filed on March 26, 2008 we announced that our shareholders overwhelmingly approved the terms and conditions of the proposed merger of Greater Atlantic with and into Summit. On April 9, 2008, the company announced that it had received written notice from Summit that Summit had exercised its right to terminate the agreement for the company to merge with and into Summit. Greater Atlantic and Summit have initiated negotiations towards entering into a new definitive agreement. However, no assurances can be given that the negotiations will lead to the parties entering into a new definitive agreement.

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

FINANCIAL CONDITION

         At March 31, 2008 the company's total assets were $230.4 million, compared to the $246.0 million held at September 30, 2007, representing a decrease of 6.33%. The decrease resulted primarily from a decrease in investment securities and loans receivable and was offset in part by an increase in interest bearing deposits. The decline in the bank's overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage the bank's assets and liabilities to maintain the bank in a well capitalized position.

         Net loans receivable at March 31, 2008 were $159.7 million, a decrease of $16.4 million or 9.30% from the $176.1 million held at September 30, 2007. The decrease in loans consisted primarily of a decrease of $1.9 million in the bank's consumer loan portfolio, coupled with a $302,000 decline in the bank's single family loan portfolio. Because the bank's single family and consumer loan portfolios consist primarily of adjustable-rate loans, with the current yield curve, customers are refinancing away from adjustable-rate loans and into longer term, fixed-rate loans or curtailing outstanding balances. Commercial business loans decreased by $9.1 million, land loans decreased $3.6 million and commercial real estate loans outstanding decreased by $1.9 million during the period. Those decreases were offset in part by an increase of $448,000 in construction loans. The increase in construction lending was primarily in the single family residential sector of the market. The company anticipates that lending in that area will slow as a result of the current slow pace of sales occurring in the single family market.

         At March 31, 2008, investment securities were $44.9 million, a decrease of $7.1 million or 13.55% from the $52.0 million held at September 30, 2007. The cash proceeds from the sale or payoff of investment securities were used to reduce higher cost wholesale funding, including borrowings and wholesale deposits.

         Deposits at March 31, 2008 were $188.8 million, a decrease of $9.2 million from the $198.0 million held at September 30, 2007. Total deposits decreased primarily due to a $4.6 million decline in our money fund accounts and our reduced reliance on brokered deposits and wholesale deposits, which have a higher cost. Those types of deposits have declined $5.8 million since September 30, 2007. While non-interest bearing now accounts and passbook accounts also declined, those declines were partially offset by an increase of $2.3 million in certificate of deposits which have been obtained through the bank's marketing efforts and are at a lower cost than brokered and wholesale deposits.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2008 AND MARCH 31, 2007

         NET INCOME. For the three months ended March 31, 2008, the company had a net loss of $5.0 million or $1.66 per diluted share, compared to a net loss of $824,000 or $0.27 per diluted share for the three months ended March 31, 2007. The $4.2 million increase in the net loss over the comparable period one-year ago was primarily the result of an increase in the provision for loan losses, decreases in net interest income, non-interest income and increases in non-interest expense and provision for income taxes. The provision for income taxes of $885,000 is the result of increasing the allowance on the deferred tax asset during the quarter. The ongoing net losses reported in the company's Annual Report on Form 10-K for the year ended September 30, 2007 and for this three month period, remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained, and the bank is currently managing its assets and liabilities to maintain a well capitalized status and effect a sale of the bank. Because of the bank's loans to one borrower limit, and the current issuance by the Office of Thrift Supervision of a Cease and Desist Order effective April 25, 2008 it cannot expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will cause earning assets to decline, impacting earnings. Further, margin pressure from the yield curve also presents a very challenging environment in which to seek to increase our net interest margin.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                                  Difference
                                                                                      -------------------------------
Three Months Ended March 31,                            2008              2007           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 2,697           $ 3,651         $ (954)         (26.13)%
   Investments                                             727               943           (216)         (22.91)
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,424             4,594         (1,170)         (25.47)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,862             2,187           (325)         (14.86)
   Borrowings                                              541               712           (171)         (24.02)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,403             2,899           (496)         (17.11)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 1,021           $ 1,695         $ (674)         (39.76)%
=====================================================================================================================

        The decrease in net interest income during the three months ended March 31, 2008, from the comparable period one year ago, resulted primarily from a $45.2 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $1.7 million more than the decline in average interest-bearing liabilities. That decrease was coupled with a 69 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.51% for the three months ended March 31, 2007 to 1.82% for the three months ended March 31, 2008. The decrease in net interest margin also resulted from the average cost on interest-bearing liabilities decreasing by 2 basis points while the average yield on interest-earning assets declined 71 basis points resulting in a change of 69 basis points.

        The current interest rate environment has been a difficult one for most financial institutions. We expect the interest rate environment to remain challenging and we believe it will continue to have an impact on our net interest margin and net interest rate spread. We also believe, however, that our strategy of changing the balance sheet from one that was wholesale oriented, as reflected in the company's former reliance on brokered and internet deposits, to one which is more retail oriented, will benefit us over time. We believe that change will position us to realize a benefit when the interest rate environment improves. If market interest rates were to rise, given our asset sensitivity position, we would also expect our net interest margin to improve. However, in a declining rate environment our interest rate spread and our net interest income would decline. The bank continues to monitor the markets and its interest rate position to alleviate any material changes in net interest margin.

         INTEREST INCOME. Interest income for the three months ended March 31, 2008 decreased $1.2 million compared to the three months ended March 31, 2007, primarily as a result of a $45.2 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were coupled with a decrease of 71 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $496,000 decrease in interest expense for the three months ended March 31, 2008 compared to the 2007 period was principally the result of a $43.5 million decrease in the average amount of deposits and borrowings. That decrease in the average interest-bearing liabilities was coupled with a 2 basis point decrease in the cost of funds on average deposits and borrowings. The decrease in interest expense on deposits was primarily due to a decrease of $26.4 million in average deposits, primarily reflecting the sale of the Pasadena branch. That decrease was coupled with a 10 basis point decrease in rates paid on deposits, primarily due to lower rates paid on interest-bearing demand deposits and certificates and lower pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the three months ended March 31, 2008, when compared to the 2007 period, was principally the result of a $17.1 million decrease in average borrowed funds, partially offset by a 61 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $171,000 in interest expense on borrowings were a $227,000 decrease relating to average volume, partially offset by a $56,000 increase relating to average cost.

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

                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2008                                    2007
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  83,519     $ 1,408         6.74%    $  93,062      $  1,696        7.29%
   Consumer loans                        51,006         781         6.12        56,230         1,074        7.64
   Commercial business loans             30,774         508         6.60        39,919           881        8.83
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total loans                       165,299       2,697         6.53       189,211         3,651        7.72

Investment securities                    44,745         562         4.93        54,579           662        4.85
Mortgage-backed securities               14,520         175         4.82        25,979           281        4.33
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total interest-earning assets     224,564       3,424         6.10       269,769         4,594        6.81
                                                 -----------   -----------               -------------  -------------
Non-earning assets                       10,909                                 11,119
                                     -----------                           ------------
  Total assets                        $ 235,473                              $ 280,888
                                     ===========                           ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   1,939           4         0.83     $   3,233             7        0.87
   Now and money market accounts         53,373         385         2.89        75,438           657        3.48
   Certificates of deposit              124,168       1,473         4.75       127,228         1,523        4.79
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total deposits                    179,480       1,862         4.15       205,899         2,187        4.25

   FHLB advances                         25,000         374         5.98        38,378           505        5.26
   Other borrowings                      11,464         167         5.83        15,201           207        5.45
                                     ----------- -----------   ----------- ------------  -------------  -------------
  Total interest-bearing liabilities    215,944       2,403         4.45       259,478         2,899        4.47
                                                 -----------   -----------               -------------  -------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       9,013                                 11,473
Other liabilities                         2,147                                  2,096
                                     -----------                           ------------
  Total liabilities                     227,104                                273,047
Stockholders' equity                      8,369                                  7,841
                                     -----------                           ------------
  Total liabilities and
stockholders' Equity                  $ 235,473                              $ 280,888
                                     ===========                           ============

Net interest income                                 $ 1,021                                 $  1,695
                                                 ===========                             =============
Interest rate spread                                                1.65%                                   2.34%
                                                               ===========                              =============
Net interest margin                                                 1.82%                                   2.51%
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

                                                       THREE MONTHS ENDED
                                                   MARCH 31, 2008 COMPARED TO
                                                         MARCH 31, 2006
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                               VOLUME            RATE          TOTAL
                                          -----------------------------------------------
                                                         (IN THOUSANDS)
Real estate loans                            $   (174)        $  (114)      $   (288)
Consumer loans                                   (100)           (193)          (293)
Commercial business loans                        (202)           (171)          (373)
                                          ----------------  -------------- --------------
      Total loans                                (476)           (478)          (954)
Investments                                      (119)              9           (110)
Mortgage-backed securities                       (124)             18           (106)
                                          ----------------  -------------- --------------
Total interest-earning assets                $   (719)        $  (451)      $ (1,170)
                                          ================  ============== ==============

Savings accounts                             $     (3)        $     -       $     (3)
Now and money market accounts                    (192)            (80)          (272)
Certificates of deposit                           (37)            (13)           (50)
                                          ----------------  -------------- --------------
  Total deposits                                 (232)            (93)          (325)
FHLB advances                                    (176)             45           (131)
Other borrowings                                  (51)             11            (40)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (459)            (37)          (496)
                                          ================  ============== ==============
Change in net interest income                $   (260)        $  (414)      $   (674)
                                          ================  ============== ==============

PROVISION FOR LOAN LOSSES. The allowance for loan losses, which is established through provisions for losses charged to expense, is increased by recoveries on loans previously charged off and is reduced by charge-offs on loans. Determining the proper reserve level or allowance involves management's judgment based upon a review of factors, including the company's internal review process, which segments the loan portfolio into groups based on loan type. Management then looks at its classified assets, which are loans 30 days or more delinquent, and classifies those loans as special mention, substandard or doubtful, based on the performance of the loans. Those classified loans are then individually evaluated for impairment. Those loans that are not individually evaluated are then segmented by type and assigned a reserve percentage that reflects the industry loss experience. The loans individually evaluated for impairment are measured by either, the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral. Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the bank will not have to increase its provision for loan losses in the future. An increase in the provision may result from an adverse market for real estate and economic conditions generally in the company's primary market area, future increases in non-performing assets or for other reasons which would adversely affect the company's results of operations. On an annual basis, or more often if deemed necessary, the bank had contracted with an independent outside third party to have its loan portfolio reviewed. The focus of their review was to identify the extent of potential and actual risk in the bank's commercial loan portfolio and in our underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussions with the operational staff, including the line lenders and senior management. However, when we entered into the definitive agreement for the company to merge with Summit, and based on the due diligence performed by Summit, it was deemed unnecessary to continue such a contract through the fiscal year ended September 30, 2007. However, since the bank received the written notice from Summit that Summit exercised its right to terminate the merger agreement, the bank has again contracted with an independent outside third party to have its loan portfolio reviewed.

         Non-performing assets amounted to $2.3 million or 1.00% of total assets at March 31, 2008, a $700,000 increase from the $1.6 million or 0.57% of total assets classified as non-performing at March 31, 2007. At March 31, 2008, assets that were classified totaled $3.1 million, of which $148,000 were classified as special mention, $1.1 million were classified as substandard and $1.9 million were classified as doubtful. A $2.7 million provision for loan losses was recorded during the three months ended March 31, 2008, compared to a provision of $145,000 during the three months ended March 31, 2007. The $2.5 million increase in the provision for loan losses from the year ago period resulted primarily from the provision necessary for loan losses resulting from the deterioration in the asset quality during the current period and provision provided for the $1.5 million of loans receivable classified as doubtful. Credit quality at the bank remains a concern, with a ratio of non-performing assets to total assets of 1.00%, and with significant classified and past-due loans. Those factors combined with expected credit exposure growth and deteriorating economic conditions, may result in an increase in the allowance for loan losses resulting in an increase in the provision for loan losses in future periods.

         NON-INTEREST INCOME. Non-interest income decreased $21,000 during the three months ended March 31, 2008, over the comparable three month period one year ago. That decrease was primarily the result of a $21,000 decrease in service fees on loans and deposits.

         The following table presents a comparison of the components of non-interest income.

                                                                                           Difference
                                                                               ------------------------------------
Three Months Ended March 31,                          2008          2007           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                               $ 35          $ 45             $ (10)           (22.22)%
   Service fees on deposits                              99           110               (11)           (10.00)
   Loss on derivatives                                  (14)          (13)               (1)            (7.69)
   Other operating income                                 7             6                 1             16.67
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 127         $ 148             $ (21)           (14.19)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $60,000 from $2.5 million for the three months ended March 31, 2007 to $2.6 million for the three months ended March 31 in the current year. That increase was primarily the result of a $355,000 increase in professional services and an increase of $111,000 in the bank's deposit insurance premium. Those increases were partially offset by decreases distributed over various non-interest expense categories with the primary contributors being compensation and employee benefits, advertising, furniture fixtures and equipment and data processing. The increase in professional services resulted from the receipt of written notice that Summit exercised its right to terminate the merger agreement. As a result, the bank then had to recognize all professional services related to the merger.

         The following table presents a comparison of the components of non-interest expense.

                                                                                               Difference
                                                                                    ---------------------------------
Three Months Ended March 31,                               2008            2007         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $   887        $ 1,175          $ (288)        (24.51)%
   Occupancy                                                  329            344             (15)         (4.36)
   Professional services                                      678            323             355         109.91
   Advertising                                                 10             45             (35)        (77.78)
   Deposit insurance premium                                  118              7             111       1,585.71
   Furniture, fixtures and equipment                          109            137             (28)        (20.44)
   Data processing                                            210            233             (23)         (9.87)
   Other operating expense                                    241            258             (17)         (6.59)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 2,582        $ 2,522          $   60           2.38 %
=====================================================================================================================


         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Due to our operating losses, we did not record a provision for current income taxes for the three months ended March 31, 2008 or 2007. However the bank had to reduce its net deferred tax asset by $885,000 for the quarter ended March 31, 2008. That reduction in deferred tax asset resulted from the reduction in capital the company has sustained as a result of the provision for loan losses recorded during the quarter and quarterly operating losses. These losses have occurred and are continuing to occur as the bank delays the implementation of stand alone strategies in anticipation of completing a sale of the bank. In its cease and desist order the OTS mandated a 6% core capital ratio and a 12% total risk-based capital ratio. With the reduction in the capital levels, and higher capital requirements, the bank has had to lower its future earning asset growth, which in turn negatively impacts expected future earnings, and had to reduce its net deferred tax asset.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at March 31, 2008 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

-----------------------------------------------------------------------------------------------------------------
                                                    Less Than        Two - Three    Four - Five     After Five
                                        Total        One Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In thousands)
FHLB Advances (1)                      $ 25,000         $     -        $ 25,000       $     -        $      -
Reverse repurchase agreements             1,732           1,732               -             -               -
Subordinated debt securities (2)         25,982           1,310           1,310         1,310          22,052
Operating leases                          3,495           1,124           1,793           251             327
-----------------------------------------------------------------------------------------------------------------
     Total obligations                 $ 56,209         $ 4,166        $ 28,103       $ 1,561        $ 22,379
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
                                        Total        One Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In Thousands)

Certificate of deposit maturities (1) $ 122,011       $ 110,112         $ 8,962       $ 2,844            $ 93
Loan originations                         5,260           5,260               -             -               -
Unfunded lines of credit (2)            107,403         107,403               -             -               -
Standby letters of credit                   255             255               -             -               -
-----------------------------------------------------------------------------------------------------------------
     Total                            $ 234,929       $ 223,030         $ 8,962       $ 2,844            $ 93
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

          COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                        MARCH 31, 2008 AND MARCH 31, 2007

         NET INCOME. For the six months ended March 31, 2008, the company had a net loss of $5.9 million or $1.93 per diluted share, compared to a net loss of $1.7 million or $0.57 per diluted share for the six months ended March 31, 2007. The $4.2 million increase in the net loss over the comparable period one-year ago was primarily the result of an increase in the provision for loan losses, decreases in net interest income, non-interest income, an increase in provision for income taxes and were offset by a decrease in non-interest expense. The provision for income taxes of $885,000 is the result of increasing the allowance on the deferred tax asset over the six months ended March 31, 2008. The ongoing net losses reported in the company's Annual Report on Form 10-K for the year ended September 30, 2007 and for this six month period, remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained, and the bank is currently managing its assets and liabilities to maintain a well capitalized status. Because of the bank's loans to one borrower limit and the current issuance by the Office of Thrift Supervision of a Cease and Desist Order effective April 25, 2008, it cannot expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will cause earning assets to decline, impacting earnings. Further, margin pressure from the yield curve also presents a challenging environment in which to seek to increase our net interest margin.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                 Difference
Net interest income from continuing operations                                        -------------------------------
Six Months Ended March 31,                              2008              2007           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 5,807           $ 7,322       $ (1,515)         (20.69)%
   Investments                                           1,496             2,077           (581)         (27.97)
---------------------------------------------------------------------------------------------------------------------
Total                                                    7,303             9,399         (2,096)         (22.30)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              3,892             4,426           (534)         (12.07)
   Borrowings                                            1,112             1,474           (362)         (24.53)
---------------------------------------------------------------------------------------------------------------------
Total                                                    5,004             5,900           (896)         (15.19)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 2,299           $ 3,499       $ (1,200)         (34.30)%
=====================================================================================================================

         The decrease in net interest income during the six months ended March 31, 2008, resulted primarily from a $47.2 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $2.3 million more than the decline in average interest-bearing liabilities. That decrease was coupled with a 53 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.55% for the six months ended March 31, 2007 to 2.02% for the six months ended March 31, 2008. The decrease in net interest margin was also affected by the average yield on interest-earning assets decreasing by 42 basis points and the increase of 10 basis points in the average cost on interest-bearing liabilities.

         INTEREST INCOME. Interest income for the six months ended March 31, 2008 decreased $2.1 million compared to the six months ended March 31, 2007, primarily as a result of a $47.2 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were coupled with a decrease of 42 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $896,000 decrease in interest expense for the six months ended March 31, 2008 compared to the 2007 period was principally the result of a $44.9 million decrease in the average amount of deposits and borrowings. That decrease in the average interest-bearing liabilities was partially offset by a 10 basis point increase in the cost of funds on average deposits and borrowings. The decrease in interest expense on deposits was primarily due to a decrease of $27.0 million in average deposits, primarily due to the sale of the Pasadena branch and was offset in part by a 5 basis point increase in rates paid on deposits, primarily due to elevated pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the six months ended March 31, 2008, when compared to the 2007 period, was principally the result of a $17.9 million decrease in average borrowed funds, partially offset by a 62 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $362,000 in interest expense on borrowings were a $479,000 decrease relating to average volume, partially offset by a $117,000 increase relating to average cost.

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

                                                           FOR THE SIX MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2008                                    2007
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  86,014     $ 2,948         6.85%    $  93,096       $ 3,414        7.33%
   Consumer loans                        51,124       1,694         6.63        57,867         2,254        7.79
   Commercial business loans             32,339       1,165         7.20        39,735         1,654        8.33
                                     ------------  ---------     ---------  ------------   -----------   ------------
      Total loans                       169,477       5,807         6.85       190,698         7,322        7.68

Investment securities                    42,484       1,094         5.15        55,874         1,461        5.23
Mortgage-backed securities               15,268         402         5.27        27,841           616        4.43
                                     ------------  ---------     ---------  ------------   -----------   ------------
      Total interest-earning assets     227,229       7,303         6.43       274,413         9,399        6.85
                                                   ---------     ---------                 -----------   ------------
Non-earning assets                       11,286                                 11,396
                                     --------------                          -------------
  Total assets                        $ 238,515                              $ 285,809
                                     ==============                          =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   2,006           9         0.90     $   3,193            15        0.94
   Now and money market accounts         54,841         851         3.10        77,408         1,368        3.53
   Certificates of deposit              124,368       3,032         4.88       127,613         3,043        4.77
                                     ------------  ---------     ---------  ------------   -----------   ------------
      Total deposits                    181,215       3,892         4.30       208,214         4,426        4.25

   FHLB advances                         25,673         768         5.98        37,609         1,001        5.32
   Other borrowings                      11,619         344         5.92        17,610           473        5.37
                                     ------------  ---------     ---------  ------------   -----------   ------------
  Total interest-bearing liabilities    218,507       5,004         4.58       263,433         5,900        4.48
                                                   ---------     ---------                 -----------   ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       9,046                                 11,901
Other liabilities                         2,037                                  2,167
                                     --------------                          -------------
  Total liabilities                     229,590                                277,501
Stockholders' equity                      8,925                                  8,308
                                     --------------                          -------------
  Total liabilities and
stockholders' Equity                  $ 238,515                              $ 285,809
                                     ==============                          =============

Net interest income                                 $ 2,299                                  $ 3,499
                                                   ============                           ==============
Interest rate spread                                                1.85%                                   2.37%
                                                              ===============                          ==============
Net interest margin                                                 2.02%                                   2.55%
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

                                                        SIX MONTHS ENDED
                                                   MARCH 31, 2008 COMPARED TO
                                                         MARCH 31, 2007
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                VOLUME           RATE           TOTAL
                                          -----------------------------------------------
                                                           (IN THOUSANDS)
Real estate loans                            $   (260)         $ (206)       $  (466)
Consumer loans                                   (263)           (297)          (560)
Commercial business loans                        (308)           (181)          (489)
                                          ----------------  -------------- --------------
      Total loans                                (831)           (684)        (1,515)
Investments                                      (350)            (17)          (367)
Mortgage-backed securities                       (278)             64           (214)
                                          ----------------  -------------- --------------
Total interest-earning assets                $ (1,459)         $ (637)       $(2,096)
                                          ================  ============== ==============

Savings accounts                             $     (6)         $    -            $(6)
Now and money market accounts                    (399)           (118)          (517)
Certificates of deposit                           (77)             66            (11)
                                          ----------------  -------------- --------------
  Total deposits                                 (482)            (52)          (534)
FHLB advances                                    (318)             85           (233)
Other borrowings                                 (161)             32           (129)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (961)             65           (896)
                                          ================  ============== ==============
Change in net interest income                $   (498)         $ (702)       $(1,200)
                                          ================  ============== ==============

         Non-performing assets amounted to $2.3 million or 1.00% of total assets at March 31, 2008, a $700,000 increase from the $1.6 million, or 0.57% of total assets, classified as non-performing at March 31, 2007. At March 31, 2008, assets that were classified totaled $3.1 million, of which $148,000 were classified as special mention, $1.1 million were classified as substandard and $1.9 million were classified as doubtful. A $2.8 million provision for loan losses was recorded during the six months ended March 31, 2008, compared to a provision of $293,000 during the six months ended March 31, 2007. The $2.5 million increase in the provision for loan losses from the year ago period resulted primarily from the provision necessary for loan losses resulting from the deterioration in the asset quality during the current period and provision provided for the $1.5 million of loans receivable classified as doubtful. Credit quality at the bank remains a concern, with a ratio of non-performing assets to total assets of 1.00%, and with significant classified and past-due loans. Those factors combined with expected credit exposure growth and deteriorating economic conditions, may result in an increase in the allowance for loan losses and an increase in the provision for loan losses in future periods.

         NON-INTEREST INCOME. Non-interest income decreased $22,000 during the six months ended March 31, 2008, over the comparable six month period one year ago. That decrease was primarily the result of a $33,000 decrease in service fees on loans and deposits and a loss on derivatives.

         The following table presents a comparison of the components of non-interest income.

                                                                                            Difference
Non-interest income from continuing operations                                 ------------------------------------
Six Months Ended March 31,                            2008          2007           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $  73         $  87             $ (14)           (16.09)%
   Service fees on deposits                             201           220                (9)            (4.09)
   Gain (loss) on derivatives                           (28)          (33)               (5)           (15.15)
   Other operating income                                17            11                 6             54.55
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 263         $ 285             $ (22)            (7.72)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $468,000 from $5.2 million for the six months ended March 31, 2007 to $4.7 million for the six months ended March 31 in the current year. That decrease was primarily the result of a decrease of $840,000 in compensation and employee benefits, occupancy, advertising, furniture fixtures and equipment, data processing and other operating expense. Those decreases were partially offset by increases in deposit insurance premium and professional services totaling $372,000. The increase in professional services resulted from the receipt of written notice that Summit exercised its right to terminate the merger agreement. As a result, the bank then had to recognize all professional services related to the merger.

         The following table presents a comparison of the components of non-interest expense.

                                                                                                Difference
Non-interest expense from continuing operations                                    ---------------------------------
Six Months Ended March 31,                                 2008            2007         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 1,831        $ 2,441          $ (610)        (24.99)%
   Occupancy                                                  653            687             (34)         (4.95)
   Professional services                                      860            722             138          19.11
   Advertising                                                 28             69             (41)        (59.42)
   Deposit insurance premium                                  264             30             234         780.00
   Furniture, fixtures and equipment                          214            267             (53)        (19.85)
   Data processing                                            435            452             (17)         (3.76)
   Other operating expense                                    454            539             (85)        (15.77)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 4,739        $ 5,207          $ (468)         (8.99)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for current income taxes for the six months ended March 31, 2008 and 2007 due to our operating losses. However the bank reduced its net deferred tax asset by $885,000 for the quarter ended March 31, 2008, as a result of the reduction in capital because the provision for loan losses recorded during the quarter and quarterly operating losses that have occurred and are continuing to occur as the bank delays implementation of a stand alone strategy. In addition the OTS issued an order mandating a 6% core capital ratio and a 12% total risk-based capital ratio. With the reduction in the capital levels, and higher capital requirements, the bank has had to lower its earning asset growth. That in turn, negatively impacts expected future earnings and required reduction of its deferred tax asset.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $59.5 million or 25.82% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the six months ended March 31, 2008, the bank's loan originations totaled $33.7 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed or mortgage related securities or other investment securities during the six months ended March 31, 2008. All of our investment securities are classified as either available for sale or held to maturity and for the period ended March 31, 2008 were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe our filing fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity until such time as principal is repaid. The fluctuation in value of our portfolio is primarily the result of changes in market rates rather than due to the credit quality of the issuer. The unrealized loss in the bank's investment portfolio totaled $2.4 million at March 31, 2008. The company has the ability and liquidity to hold those securities until such time as the value recovers or the securities mature.

         The bank has other sources of liquidity if a need for additional funds arises. At March 31, 2008, the bank had $25.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $9.7 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may rely on FHLB borrowings to fund asset growth.

         At March 31, 2008, the bank had commitments to fund loans of $4.1 million, unused outstanding lines of credit of $107.4 million, consisting primarily of equity lines of credit, unused standby letters of credit of $255,000 and undisbursed proceeds of construction mortgages of $1.2 million. Unfunded lines of credit have remained relatively constant and have actually decreased by $4.4 million during the six months ended March 31, 2008. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

         Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2008, totaled $110.1 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At March 31, 2008, we held an aggregate notional value of $20 million of interest rate caps. None of the interest rate caps had strike rates that were in effect at March 31, 2008, as current LIBOR rates were below the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through deposit and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                        Net Portfolio Value                   Net Portfolio Value as % of
                                       (Dollars in thousands)                  Portfolio Value of Assets
                           ----------------------------------------------- ----------------------------------
Basic Point ("bp")
Change in Rates               $Amount         $Change         % Change        NPV Ratio        Change (bp)
-------------------------- -------------- ----------------- -------------- ----------------  ----------------
    +300                       19,614            -2,759         -12%             8.33%             -94bp
    +200                       20,794            -1,579          -7%             8.75%             -52bp
    +100                       21,642              -731          -3%             9.04%             -23bp
    0                          22,373                             -              9.27%               -
    -100                       22,478               105           0%             9.27%               0bp
    -200                       22,297               -76           0%             9.16%              11bp

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

ITEM 4T.  CONTROLS AND PROCEDURES.

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

         Not applicable.

ITEM 1A.   Risk Factors

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At March 31, 2008, our loan portfolio consisted of $33.1 million, or 20.27% of commercial real estate loans, $12.2 million, or 7.46% of construction and land development loans and $25.7 million, or 15.73% of commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND WE MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

         The bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision govern the activities in which the bank and the company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the bank. The regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in the common stock of the company. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. As described in Note 4 to the Notes to Consolidated Financial Statements in this Form 10-Q. The bank has consented to the issuance by the OTS of the order, effective April 25, 2008. The order is described in detail in Note 4, Regulatory Matters.

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

RESTRICTIONS ON ACCEPTANCE OF BROKERED DEPOSITS.

          Under the Order issued by the OTS effective April 25, 2008, the bank is prohibited from accepting brokered certificates of deposit without the permission of the OTS.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         (a) Greater Atlantic Financial Corp. Special Meeting was held on March 25, 2008.
         (b) Omitted per instructions.
         (c) A brief description of each matter voted upon at the Special Meeting held on March 25, 2008 and number votes cast for, against or abstain.

                 1. To approve and adopt the Agreement and Plan of Reorganization dated as of April 12, 2007, as amended December 6, 2007 between Greater Atlantic Financial Corp. and Summit Financial Group, Inc. and the transactions contemplated thereby.

                      Votes For             Votes Against         Votes Abstain
                      ---------             -------------         -------------
                      2,506,555             103,424               3,400

                 2. To adjourn the meeting to later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes at the time of the meeting to approve the matters to be considered by the shareholders at the meeting.

                      Votes For             Votes Against         Votes Abstain
                      ---------             -------------         -------------
                      2,495,236             108,453               3,400

                 3. In the discretion, the proxies are authorized to vote upon any other business that may properly come before the meeting, or any adjournment thereof.

                      Votes For             Votes Against         Votes Abstain
                      ---------             -------------         -------------
                      2,808,448             150,859               20,130

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


                               Date: May 14, 2008