Form 10-Q
period 2008-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 2008-08-13
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [__] Accelerated filer [__] Non- accelerated filer [__] Smaller Reporting Company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                Yes [__] No [ X ]

   At August 12, 2008 there were 3,024,220 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding


                                        GREATER ATLANTIC FINANCIAL CORP.
                                          QUARTERLY REPORT ON FORM 10-Q
                                       FOR THE QUARTER ENDED JUNE 30, 2008

                                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------

Item 1.  Condensed Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at June 30, 2008 and September 30, 2007............................3

      Consolidated Statements of Operations
      for the three and nine months ended June 30, 2008 and June 30, 2007...............................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the three and nine months ended June 30, 2008 and June 30, 2007...............................................5

      Consolidated Statements of Changes in Stockholders' Equity
      for the nine months ended June 30, 2008 and June 30, 2007.........................................................5

      Consolidated Statements of Cash Flows
      for the nine months ended June 30, 2008 and June 30, 2007.........................................................6

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

SIGNATURES.............................................................................................................34

CERTIFICATIONS.........................................................................................................35



                                GREATER ATLANTIC FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                               June 30,        September 30,
                                                                            ----------------------------------
                                                                                 2008               2007
  ------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)                                                                (Unaudited)
  Assets
  Cash and cash equivalents:
    Non-interest bearing and vault                                              $  5,911          $  3,146
    Interest bearing                                                               8,321             4,486
  Investment securities
     Available-for-sale                                                           39,755            48,910
     Held-to-maturity                                                              2,396             3,053
  Loans receivable, net                                                          154,954           176,108
  Accrued interest and dividends receivable                                        1,278             1,675
  Deferred income taxes                                                            1,376             2,096
  Federal Home Loan Bank stock, at cost                                            1,640             1,731
  Premises and equipment, net                                                      2,005             2,285
  Goodwill                                                                           956               956
  Prepaid expenses and other assets                                                1,043             1,548
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $219,635          $245,994
  ============================================================================================================
  Liabilities and Stockholders' equity
  Liabilities
  Deposits                                                                      $178,723          $197,991
  Advance payments from borrowers for taxes and insurance                            233               229
  Accrued expenses and other liabilities                                           2,277             1,601
  Income taxes payable                                                                 -                36
  Advances from the FHLB and other borrowings                                     27,194            27,192
  Junior subordinated debt securities                                              9,381             9,374
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              217,808           236,423
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,024,220 shares outstanding                              30                30
     Additional paid-in capital                                                   25,273            25,273
     Accumulated deficit                                                         (21,884)          (14,408)
     Accumulated other comprehensive loss                                         (1,592)           (1,324)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       1,827             9,571
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                    $219,635          $245,994
  ============================================================================================================
See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended             Nine Months Ended
                                                                          June 30,                       June 30,
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                       2008            2007            2008           2007
-----------------------------------------------------------------------------------------------------------------------------
Interest income
  Loans                                                          $    2,340      $    3,459     $    8,147     $   10,780
  Investments                                                           488           1,225          1,983          3,302
-----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 2,828           4,684         10,130         14,082
-----------------------------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                            1,599           2,459          5,490          6,885
  Borrowed money                                                        543             617          1,655          2,091
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                2,142           3,076          7,145          8,976
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     686           1,608          2,985          5,106
Provision for loan losses                                               322              (4)         3,112            289
-----------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision for loan losses              364           1,612           (127)         4,817
-----------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                              127             158            401            465
  Gain (loss) on derivatives                                             26              23             (2)           (10)
  Other operating income                                                  5               5             23             17
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                158             186            422            472
-----------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                    845           1,082          2,676          3,523
  Occupancy                                                             333             364            987          1,051
  Professional services                                                 309             210          1,168            932
  Advertising                                                             3              32             31            102
  Deposit insurance premium                                             128               7            392             36
  Furniture, fixtures and equipment                                     107             128            321            395

  Data processing                                                       201             197            636            649
  Other operating expenses                                              224             286            679            826
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                             2,150           2,306          6,891          7,514
-----------------------------------------------------------------------------------------------------------------------------
Loss before income tax provision                                     (1,628)           (508)        (6,596)        (2,225)
Provision (benefit) for income taxes - increase (decrease) in
deferred tax assets valuation allowances                                 (4)              -            880              -
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                                         $   (1,624)     $     (508)    $   (7,476)    $   (2,225)
=============================================================================================================================
Loss per common share BASIC AND DILUTED:
  Basic                                                          $    (0.54)     $    (0.17)    $    (2.47)    $    (0.74)
  Diluted                                                        $    (0.54)     $    (0.17)    $    (2.47)    $    (0.74)
Weighted average common shares outstanding
Basic and diluted                                                 3,024,220       3,024,220      3,024,220      3,023,133

See accompanying notes to consolidated financial statements


                                GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

                                                          Three months ended             Nine months ended
                                                               June 30,                       June 30,
-----------------------------------------------------------------------------------------------------------------
(In Thousands)                                           2008            2007            2008           2007
-----------------------------------------------------------------------------------------------------------------
Net loss                                              $ (1,624)          $ (508)       $ (7,476)     $ (2,225)
-----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax
   Unrealized (loss) gain on securities                    170              (90)           (268)          (34)
-----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                          170              (90)           (268)          (34)
-----------------------------------------------------------------------------------------------------------------
Comprehensive loss                                    $ (1,454)          $ (598)       $ (7,744)     $ (2,259)
=================================================================================================================


                        GREATER ATLANTIC FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007


----------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                              Additional   Accumulated         Other           Total
                                      Preferred     Common     Paid-in      Earnings      Comprehensive    Stockholders'
                                       Stock        Stock      Capital     (Deficit)            Loss          Equity
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Balance at September 30, 2006              $-       $ 30    $ 25,228       $ (15,359)        $ (1,049)           $ 8,850

Stock Option Expense                                              22                                                  22

Conversion of trust preferred
securities                                  -          -          23               -                -                 23

Other comprehensive loss                    -          -           -               -              (34)               (34)

Net loss for the period                     -          -           -          (2,225)               -             (2,225)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007                   $-       $ 30    $ 25,273       $ (17,584)        $ (1,083)           $ 6,636
============================================================================================================================
Balance at September 30, 2007              $-       $ 30    $ 25,273       $ (14,408)        $ (1,324)           $ 9,571

Other comprehensive loss                    -          -           -               -             (268)              (268)

Net loss for the period                     -          -           -          (7,476)               -             (7,476)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2008                   $-       $ 30    $ 25,273       $ (21,884)        $ (1,592)           $ 1,827
============================================================================================================================

See accompanying notes to consolidated financial statements


                                GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   Nine months ended June 30,
                                                                                  ------------------------------
                                                                                      2008           2007
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net loss                                                                            $ (7,476)        $(2,225)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
  Provision for loan loss                                                              3,112             289
  Amortization of deferred loan acquisition cost, net                                      5              28
  Depreciation and amortization                                                          282             338
  Loss from derivatives                                                                    2              10
  Amortization of investment security premiums                                           338             544
  Amortization of mortgage-backed securities premiums                                    126             310
  Amortization of deferred fees                                                         (171)           (247)
  Discount accretion net of premium amortization                                         237             218
  Amortization of convertible preferred stock costs                                        7               7
  Stock option expense                                                                     -              22
  Decrease in deferred tax asset                                                         885               -
(Increase) decrease in assets
  Accrued interest and dividend receivable                                               396             363
  Prepaid expenses and other assets                                                      432             171
  Deferred loan fees collected, net of deferred costs incurred                           267             367
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                                 744            (415)
  Income taxes payable                                                                   (35)              -
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (849)           (220)
----------------------------------------------------------------------------------------------------------------

Continued



                                GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                                Nine months ended June 30,
                                                                                ----------------------------
                                                                                    2008          2007
------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Net decrease in loans                                                            $17,704       $13,580
  Disposal (purchase) of premises and equipment, net                                    (2)          (31)
  Proceeds from repayments of other investment securities                            4,191         9,130
  Proceeds from repayments of mortgage-backed securities                             4,725        11,739
  Purchases of FHLB stock                                                                -          (653)
  Proceeds from sale of FHLB stock                                                      91         1,399
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                           26,709        35,164
------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net (decrease) increase in deposits                                              (19,267)       24,223
  Net (decrease) increase in advances from the FHLB and other borrowings                 3       (25,925)
  Increase in advance payments by borrowers
    for taxes and insurance                                                              4           102
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              (19,260)       (1,600)
------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                6,600        33,344
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                    7,632        19,804
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                        $14,232       $53,148
============================================================================================================

See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2008 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2008 AND 2007 (UNAUDITED)


(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to interim financial reporting. It is recommended that these consolidated financial statements be read in conjunction with the company's Annual Report on Form 10-K for the year ended September 30, 2007. The results of operations for the three or the nine months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2008 or any future periods. In addition, other reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

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

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement may be terminated if the merger is not consummated by that date, subject to regulatory and shareholder approvals. In a Form 8-K filed on March 26, 2008 we announced that our shareholders overwhelmingly approved the terms and conditions of the proposed merger of Greater Atlantic with and into Summit. On April 9, 2008, the company announced that it had received written notice from Summit that Summit had exercised its right to terminate the agreement for the company to merge with and into Summit. On June 9, 2008 the company entered into a new definitive agreement for GAFC to merge with and into Summit. The merger is expected to be completed in the fourth calendar quarter of 2008, subject to regulatory and shareholder approvals. Following the merger, Summit intends to merge Greater Atlantic Bank with and into Summit Community Bank, with Summit Community Bank as the surviving institution.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2008 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2008 AND 2007 (UNAUDITED)


(3) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company conducts a quarterly analysis to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows (also see page 20 for discussion of non-performing loans):

                                                              At or for the nine months
                                                                    ended June 30,
                                                         ------------------------------------
                                                                2008             2007
---------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                                $ 2,305           $ 1,330
Provisions                                                      3,112               289
Total charge-offs                                              (2,851)             (329)
Total recoveries                                                   21               632
---------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                   (2,830)              303
---------------------------------------------------------------------------------------------
Balance at end of period                                      $ 2,587           $ 1,922
=============================================================================================
Ratio of net charge-offs (recoveries) during the period
   to average loans outstanding during the period                1.71%            (0.16)%
=============================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                      100.94%           116.18%
=============================================================================================
Allowance for loan losses to total loans                         1.63%             1.04%
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

         Our total recorded investment in impaired loans at June 30, 2008 was $1.6 million compared to $1.3 million at June 30, 2007. The related allowance associated with those impaired loans at June 30, 2008 was $1.6 million compared to an allowance of $500,000 at June 30, 2007. At June 30, 2008 and 2007, all impaired loans had a related allowance. We recognize interest collected on these loans on a cost-recovery or cash-basis method. The amount of interest income recognized during the time that those loans were impaired amounted to zero for 2008 and 2007.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2008 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2008 AND 2007 (UNAUDITED)


         On April 29, 2008, the company issued a news release announcing that the bank, its wholly-owned subsidiary, consented to the issuance by the Office of Thrift Supervision (the "OTS") of a Cease and Desist Order effective April 25, 2008 (the "Order").

         The Order, as modified effective June 30, 2008, requires the bank to, among other things, report, within prescribed time periods to the OTS Regional Director for the Southeast Region (the "Regional Director") on the status of the ongoing merger negotiations with Summit; have, at September 30, 2008, and maintain a Tier One (Core) Capital Ratio of at least 6% and a total risk based capital ratio of at least 12%; develop a comprehensive long term operating strategy to be implemented if the proposed merger with Summit is not consummated; incorporate the long term operating strategy into a three-year business plan containing at a minimum the requirements set forth in the Order; cease, effective immediately, making commercial real estate loans, commercial loans and loans on raw land without the prior written approval of the Regional Director, except for such loans as to which the bank has a legally binding written commitment to lend as of the effective date of the Order, and reduce its exposure to concentrations in those types of loans; cease, effective immediately, accepting brokered deposits; and refrain from the payment of dividends or other capital distributions.

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

         Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10% and an adequately capitalized financial institution is one with Tier 1 leverage capital of 4%, Tier 1 risk-based capital of 4% and total risk-based capital of 8%. At June 30, 2008, the bank was classified as an adequately capitalized financial institution.

         The following presents the bank's capital position at June 30, 2008:

--------------------------------------------------------------------------------------------------------
                                                      Required
                                                    Percent to be
                                        Required        Well         Actual       Actual      Surplus/
                                         Balance    Capitalized      Balance      Percent    (Shortfall)
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Leverage                                 $11,043        5.00%        $13,034       5.90%       $1,991
Tier 1 Risk-based                        $ 8,731        6.00%        $12,949       8.90%       $4,218
Total Risk-based                         $14,551       10.00%        $13,927       9.57%       $ (624)
========================================================================================================

        The company's common stock is currently quoted on the Pink Sheets under the symbol GAFC.PK.

(5) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares for employees and warrants for 94,685 shares for stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of June 30, 2008, 209,333 options were outstanding and all the warrants had expired.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2008 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2008 AND 2007 (UNAUDITED)

       The following summary represents the activity under the Plan:
  ---------------------------------------------------------------------------------------------------------------
                                                                                                    Weighted
                                                                                                     Average
                                                                                      Weighted      Remaining
                                                                                       Average     Contractual
                                                                         Number of    Exercise        Term
                                                                          Options       Price      (in Years)
  ---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2006                253,000       $ 6.72         5.70
Options expired                                                           (7,500)      $ 6.75
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2007                245,500       $ 6.72         4.63
Options expired                                                          (36,167)      $ 6.85
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at June 30, 2008                     209,333       $ 6.70         3.93
===============================================================================================================

         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with the pro forma impact disclosed. As allowable under SFAS 123R, the company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using those assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. There were no options granted during the nine months ended June 30, 2008 and 2007.

(6) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the nine months ended June 30, 2008 and 2007 were the same, as the effect of the conversion of preferred securities and the impact of the exercised stock options of 1,370,331 and 1,368,143 in the periods ended June 30, 2008 and 2007, respectively, were excluded as they would have been anti-dilutive for those periods.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2008 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2008 AND 2007 (UNAUDITED)


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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2008 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2008 AND 2007 (UNAUDITED)

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

(9) DERIVATIVE FINANCIAL INSTRUMENTS

         During fiscal years 2003 and 2002, the bank entered into various interest rate caps that total $20 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and caps or ceilings between 6.50% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the nine months ended June 30, 2008 and 2007 the instruments did not meet hedge accounting requirements. The statements of operations include net losses of $2,000 and $10,000 for the nine months ended June 30, 2008 and 2007, respectively.

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

         The matters discussed in management's discussion and analysis of financial condition and results of operations reflects continuing operations unless otherwise noted.

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

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement may be terminated if the merger is not consummated by that date, subject to regulatory and shareholder approvals. In a Form 8-K filed on March 26, 2008 we announced that our shareholders overwhelmingly approved the terms and conditions of the proposed merger of Greater Atlantic with and into Summit. On April 9, 2008, the company announced that it had received written notice from Summit that Summit had exercised its right to terminate the agreement for the company to merge with and into Summit. On June 9, 2008 the company entered into a new definitive agreement for GAFC to merge with and into Summit. The merger is expected to be completed in the fourth calendar quarter of 2008, subject to regulatory and shareholder approvals. Following the merger, Summit intends to merge Greater Atlantic Bank with and into Summit Community Bank, with Summit Community Bank as the surviving institution.

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

FINANCIAL CONDITION

         At June 30, 2008 the company's total assets were $219.6 million, compared to the $246.0 million held at September 30, 2007, representing a decrease of 10.72%. The decrease resulted primarily from a decrease in investment securities and loans receivable and was offset in part by an increase in interest bearing deposits. The decline in the bank's overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage the bank's assets and liabilities to maintain the bank in an adequately capitalized position.

         Net loans receivable at June 30, 2008 were $155.0 million, a decrease of $21.1 million or 12.01% from the $176.1 million held at September 30, 2007. The decrease in loans included a decrease of $1.6 million in the bank's consumer loan portfolio, and a $1.2 million decline in the bank's single family loan portfolio. Because the bank's single family and consumer loan portfolios consist primarily of adjustable-rate loans, with the current yield curve, customers are refinancing away from adjustable-rate loans and into longer term, fixed-rate loans or curtailing outstanding balances. Commercial business loans decreased by $11.9 million and land loans decreased $3.6 million and commercial real estate loans outstanding decreased by $3.5 million during the period. Those decreases were offset in part by an increase of $1.0 million in construction loans. The increase in construction lending was primarily in the single family residential sector of the market. The company anticipates that lending in that area will slow as a result of the current slow pace of sales occurring in the single family market and the requirements of the OTS Order.

         At June 30, 2008, investment securities were $42.2 million, a decrease of $9.8 million or 18.88% from the $52.0 million held at September 30, 2007. The cash proceeds from the sale or payoff of investment securities were used to reduce higher cost wholesale funding, including borrowings and wholesale deposits.

         Deposits at June 30, 2008 were $178.7 million, a decrease of $19.3 million from the $198.0 million held at September 30, 2007. Total deposits decreased primarily due to a $3.6 million decline in our non-interest bearing now accounts, our passbook accounts and our money fund accounts and our reduced reliance on certificates of deposit and wholesale deposits, which have a higher cost. Those types of deposits have declined $15.4 million since September 30, 2007.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2008 AND JUNE 30, 2007

         NET INCOME. For the three months ended June 30, 2008, the company had a net loss of $1.6 million or $0.54 per diluted share, compared to a net loss of $508,000 or $0.17 per diluted share for the three months ended June 30, 2007. The $1.1 million increase in the net loss over the comparable period one-year ago was primarily the result of an increase in the provision for loan losses and decreases in net interest income and non-interest income which were partially offset by a decrease in non-interest expense. The ongoing net losses reported in the company's Annual Report on Form 10-K for the year ended September 30, 2007 and for this three month period, remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained, and the bank is currently managing its assets and liabilities to maintain an adequately capitalized status and effect a sale of the bank. Because of the bank's loans to one borrower limit, and the issuance of the Order by the Office of Thrift Supervision, the bank cannot expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will cause earning assets to decline, impacting earnings. Further, margin pressure from the yield curve also presents a challenging environment in which to seek to increase our net interest margin.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                                  Difference
                                                                                      -------------------------------
Three Months Ended June 30,                             2008              2007           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 2,340           $ 3,459        $(1,119)         (32.35)%
   Investments                                             488             1,225           (737)         (60.16)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,828             4,684         (1,856)         (39.62)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,599             2,459           (860)         (34.97)
   Borrowings                                              543               617            (74)         (11.99)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,142             3,076           (934)         (30.36)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $   686           $ 1,608        $  (922)         (57.34)%
=====================================================================================================================

        The decrease in net interest income during the three months ended June 30, 2008, from the comparable period one year ago, resulted primarily from a $51.9 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $3.7 million more than the decline in average interest-bearing liabilities. That decrease was coupled with a 104 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.31% for the three months ended June 30, 2007 to 1.27% for the three months ended June 30, 2008. The decrease in net interest margin also resulted from the average cost on interest-bearing liabilities decreasing by 57 basis points while the average yield on interest-earning assets declined 152 basis points resulting in a change of 95 basis points.

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

         INTEREST INCOME. Interest income for the three months ended June 30, 2008 decreased $1.9 million compared to the three months ended June 30, 2007, primarily as a result of a $61.4 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were coupled with a decrease of 152 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $934,000 decrease in interest expense for the three months ended June 30, 2008 compared to the 2007 period was principally the result of a $54.9 million decrease in the average amount of deposits and borrowings. That decrease in the average interest-bearing liabilities was coupled with a 57 basis point decrease in the cost of funds on average deposits and borrowings. The decrease in interest expense on deposits was primarily due to a decrease of $46.7 million in average deposits, primarily reflecting the sale of the Pasadena branch. That decrease was coupled with a 79 basis point decrease in rates paid on deposits, primarily due to lower rates paid on interest-bearing demand deposits and certificates and lower pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the three months ended June 30, 2008, when compared to the 2007 period, was principally the result of a $8.2 million decrease in average borrowed funds, partially offset by a 41 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $74,000 in interest expense on borrowings were a $111,000 decrease relating to average volume, partially offset by a $37,000 increase relating to average cost.


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
                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------------------------
                                                      2008                                    2007
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  82,892     $ 1,351         6.52%    $ 89,172       $  1,639        7.35%
   Consumer loans                        50,971         595         4.67        53,768         1,068        7.95
   Commercial business loans             23,362         394         6.75        37,172           752        8.09
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total loans                       157,225       2,340         5.95       180,112         3,459        7.68

Investment securities                    46,838         336         2.87        76,235           979        5.14
Mortgage-backed securities               12,570         152         4.84        21,706           246        4.53
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total interest-earning assets     216,633       2,828         5.22       278,053         4,684        6.74
                                                 -----------   -----------               -------------  -------------
Non-earning assets                       10,828                                 11,993
                                     -----------                           ------------
  Total assets                        $ 227,461                              $ 290,046
                                     =============                         ============

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   1,902           4         0.84     $   2,985             7        0.94
   Now and money market accounts         57,025         363         2.55        79,542           707        3.56
   Certificates of deposit              118,135       1,232         4.17       141,226         1,745        4.94
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total deposits                    177,062       1,599         3.61       223,753         2,459        4.40

   FHLB advances                         25,000         374         5.98        31,600           421        5.33
   Other borrowings                      11,866         169         5.70        13,462           196        5.82
                                     ----------- -----------   ----------- ------------  -------------  -------------
  Total interest-bearing
    liabilities                         213,928       2,142         4.01       268,815         3,076        4.58
                                                 -----------   -----------               -------------  -------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       8,303                                 12,019
Other liabilities                         1,246                                  2,140
                                     -----------                           ------------
  Total liabilities                     223,477                                282,974
Stockholders' equity                      3,984                                  7,072
                                     -----------                           ------------
  Total liabilities and
    stockholders' Equity              $ 227,461                              $ 290,046
                                     =============                         ============

Net interest income                                 $   686                                 $  1,608
                                                   ============                           ==============
Interest rate spread                                                1.21%                                   2.16%
                                                              ===============                          ==============
Net interest margin                                                 1.27%                                   2.31%
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

                                                        THREE MONTHS ENDED
                                                     JUNE 30, 2008 COMPARED TO
                                                           JUNE 30, 2007
                                          -----------------------------------------------
                                                      CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                VOLUME           RATE          TOTAL
                                          -----------------------------------------------
                                                           (IN THOUSANDS)
Real estate loans                             $  (115)         $ (173)       $  (288)
Consumer loans                                    (56)           (417)          (473)
Commercial business loans                        (279)            (79)          (358)
                                          ----------------  -------------- --------------
      Total loans                                (450)           (669)        (1,119)
Investments                                      (378)           (265)          (643)
Mortgage-backed securities                       (104)             10            (94)
                                          ----------------  -------------- --------------
Total interest-earning assets                 $  (932)         $ (924)       $(1,856)
                                          ================  ============== ==============

Savings accounts                              $    (3)         $    -        $    (3)
Now and money market accounts                    (200)           (144)          (344)
Certificates of deposit                          (285)           (228)          (513)
                                          ----------------  -------------- --------------
  Total deposits                                 (488)           (372)          (860)
FHLB advances                                     (88)             41            (47)
Other borrowings                                  (23)             (4)           (27)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (599)           (335)          (934)
                                          ================  ============== ==============
Change in net interest income                 $  (333)         $ (589)       $  (922)
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

         Non-performing assets amounted to $2.6 million or 1.17% of total assets at June 30, 2008, a $909,000 increase from the $1.7 million or 0.55% of total assets classified as non-performing at June 30, 2007. At June 30, 2008, assets that were classified totaled $4.8 million, of which $147,000 were classified as special mention, $3.1 million were classified as substandard and $1.6 million were classified as doubtful. A $322,000 provision for loan losses was recorded during the three months ended June 30, 2008, compared to a credit of $4,000 during the three months ended June 30, 2007. The $326,000 increase in the provision for loan losses from the year ago period resulted primarily from the provision necessary for loan losses resulting from the deterioration in the asset quality during the current period and provision provided for the $1.6 million of loans receivable classified as doubtful. Credit quality at the bank remains a concern, with a ratio of non-performing assets to total assets of 1.17%, and with significant classified and past-due loans. Those factors, combined with expected credit exposure growth and deteriorating economic conditions, may require an increase in the allowance for loan losses resulting in an increase in the provision for loan losses in future periods.

         NON-INTEREST INCOME. Non-interest income decreased $28,000 during the three months ended June 30, 2008, over the comparable three month period one year ago. That decrease was primarily the result of a $31,000 decrease in service fees on loans and deposits.,

         The following table presents a comparison of the components of non-interest income.

                                                                                           Difference
                                                                               ------------------------------------
Three Months Ended June 30,                           2008          2007           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $  30         $  42             $ (12)           (28.57)%
   Service fees on deposits                              97           116               (19)           (16.38)
   Gain on derivatives                                   26            23                 3             13.04
   Other operating income                                 5             5                 -                 -
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 158         $ 186             $ (28)           (15.05)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $156,000 from $2.3 million for the three months ended June 30, 2007 to $2.2 million for the three months ended June 30 in the current year. That decrease was primarily the result of a $380,000 decrease in compensation and employee benefits, occupancy, advertising, furniture fixtures and equipment and other operating expenses professional services. Those decreases were partially offset by increases distributed over various non-interest expense categories with the primary contributors being, professional services and an increase of $121,000 in the bank's deposit insurance premium.

         The following table presents a comparison of the components of non-interest expense.

                                                                                               Difference
                                                                                    ---------------------------------
Three Months Ended June 30,                                2008            2007         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $   845        $ 1,082          $ (237)        (21.90)%
   Occupancy                                                  333            364             (31)         (8.52)
   Professional services                                      309            210              99          47.14
   Advertising                                                  3             32             (29)        (90.63)
   Deposit insurance premium                                  128              7             121       1,728.57
   Furniture, fixtures and equipment                          107            128             (21)        (16.41)
   Data processing                                            201            197               4           2.03
   Other operating expense                                    224            286             (62)        (21.88)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 2,150        $ 2,306          $ (156)         (6.76)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiary and computes its income tax provision or benefit on a consolidated basis. Due to our operating losses, we did not record a provision for current income taxes for the three months ended June 30, 2008 or 2007.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET FINANCING ARRANGEMENTS

         The following table summarizes the bank's contractual obligations at June 30, 2008 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

-----------------------------------------------------------------------------------------------------------------
                                                    Less Than        Two - Three    Four - Five     After Five
                                        Total        One Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In thousands)
FHLB Advances (1)                      $ 25,000         $     -        $ 25,000    $        -        $      -
Reverse repurchase agreements             2,194           2,194               -             -               -
Subordinated debt securities (2)         25,374             624           1,249         1,249          22,252
Operating leases                          3,225           1,128           1,550           251             296
-----------------------------------------------------------------------------------------------------------------
     Total obligations                 $ 55,793         $ 3,946        $ 27,799       $ 1,500        $ 22,548
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
                                         Total           Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In thousands)

Certificate of deposit maturities (1) $ 110,335        $ 98,724         $ 8,392       $ 3,126            $ 93
Loan originations                         2,305           2,305               -             -               -
Unfunded lines of credit (2)            103,012         103,012               -             -               -
Standby letters of credit                   138             138               -             -               -
-----------------------------------------------------------------------------------------------------------------
     Total                            $ 215,790       $ 204,179         $ 8,392       $ 3,126            $ 93
=================================================================================================================

   (1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposit based on current market interest rates.
   (2) Revolving, open-end loans on one-four dwelling units and commercial lines that mostly remain unfunded. The committed amount of these lines total $108.1 million.

          COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                         JUNE 30, 2008 AND JUNE 30, 2007

         NET INCOME. For the nine months ended June 30, 2008, the company had a net loss of $7.5 million or $2.47 per diluted share, compared to a net loss of $2.2 million or $0.74 per diluted share for the nine months ended June 30, 2007. The $5.3 million increase in the net loss over the comparable period one-year ago was primarily the result of an increase in the provision for loan losses, decreases in net interest income and non-interest income and an increase in provision for income taxes, partially offset by a decrease in non-interest expense. The provision for income taxes of $880,000 is the result of increasing the allowance on the deferred tax asset over the nine months ended June 30, 2008. The ongoing net losses reported in the company's Annual Report on Form 10-K for the year ended September 30, 2007 and for this nine month period, remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained, and the bank is currently managing its assets and liabilities to maintain a adequately capitalized status. Because of the bank's loans to one borrower limit and the issuance of the Order by the Office of Thrift Supervision, the bank cannot expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will cause earning assets to decline, impacting earnings. Further, margin pressure from the yield curve also presents a challenging environment in which to seek to increase our net interest margin.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                                  Difference
                                                                                      -------------------------------
Nine Months Ended June 30,                              2008              2007           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 8,147           $10,780       $ (2,633)         (24.42)%
   Investments                                           1,983             3,302         (1,319)         (39.95)
---------------------------------------------------------------------------------------------------------------------
Total                                                   10,130            14,082         (3,952)         (28.06)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              5,490             6,885         (1,395)         (20.26)
   Borrowings                                            1,655             2,091           (436)         (20.85)
---------------------------------------------------------------------------------------------------------------------
Total                                                    7,145             8,976         (1,831)         (20.40)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $ 2,985           $ 5,106       $ (2,121)         (41.54)%
=====================================================================================================================

         The decrease in net interest income during the nine months ended June 30, 2008, resulted primarily from a $51.9 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $3.7 million more than the decline in average interest-bearing liabilities. That decrease was coupled with a 69 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.47% for the nine months ended June 30, 2007 to 1.78% for the nine months ended June 30, 2008. The decrease in net interest margin was also affected by the average yield on interest-earning assets decreasing by 77 basis points while the average cost on interest-bearing liabilities only decreased by 12 basis points.

         INTEREST INCOME. Interest income for the nine months ended June 30, 2008 decreased $4.0 million compared to the nine months ended June 30, 2007, primarily as a result of a $51.9 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were coupled with a decrease of 77 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $1.8 million decrease in interest expense for the nine months ended June 30, 2008 compared to the 2007 period was principally the result of a $48.2 million decrease in the average amount of deposits and borrowings. That decrease in the average interest-bearing liabilities was coupled with a 12 basis point decrease in the cost of funds on average deposits and borrowings. The decrease in interest expense on deposits was primarily due to a decrease of $33.6 million in average deposits, primarily due to the sale of the Pasadena branch and was coupled with a 23 basis point decrease in rates paid on deposits, primarily due to lower pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for the nine months ended June 30, 2008, when compared to the 2007 period, was principally the result of a $14.7 million decrease in average borrowed funds, partially offset by a 56 basis point increase in the cost of borrowed funds. The components accountable for the decrease of $436,000 in interest expense on borrowings were a $592,000 decrease relating to average volume, partially offset by a $156,000 increase relating to average cost.


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

                                                           FOR THE SIX MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2008                                    2007
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  84,973     $ 4,299         6.75%     $ 91,789       $ 5,052        7.34%
   Consumer loans                        51,073       2,289         5.98        56,501         3,322        7.84
   Commercial business loans             29,347       1,559         7.08        38,880         2,406        8.25
                                     ------------  ---------     ---------  ------------   -----------   ----------
      Total loans                       165,393       8,147         6.57       187,170        10,780        7.68

Investment securities                    43,936       1,429         4.34        62,661         2,440        5.19
Mortgage-backed securities               14,369         554         5.14        25,796           862        4.46
                                     ------------  ---------     ---------  ------------   -----------   ------------
      Total interest-earning assets     223,698      10,130         6.04       275,627        14,082        6.81
                                                   ---------     ---------                 -----------   ------------
Non-earning assets                       11,132                                 11,595
                                     -------------                          ------------
  Total assets                        $ 234,830                               $287,222
                                     ============                           ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   1,972          13         0.88      $  3,124            21        0.90
   Now and money market accounts         55,569       1,213         2.91        78,119         2,075        3.54
   Certificates of deposit              122,290       4,264         4.65       132,151         4,789        4.83
                                     ------------  ---------     ---------  ------------   -----------   ------------
      Total deposits                    179,831       5,490         4.07       213,394         6,885        4.30

   FHLB advances                         25,449       1,142         5.98        35,606         1,422        5.32
   Other borrowings                      11,702         513         5.85        16,227           669        5.50
                                     ------------  ---------     ---------  ------------   -----------   ------------
  Total interest-bearing
    liabilities                         216,982       7,145         4.39       265,227         8,976        4.51
                                                   ---------     ---------                 -----------   ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       8,798                                 11,941
Other liabilities                         1,978                                  2,149
                                     -------------                          ------------
  Total liabilities                     227,758                                279,317
Stockholders' equity                      7,072                                  7,905
                                     -------------                          ------------
  Total liabilities and
   stockholders' Equity               $ 234,830                               $287,222
                                     ============                           ============

Net interest income                                 $ 2,985                                  $ 5,106
                                                   ============                           ==============
Interest rate spread                                                1.65%                                   2.30%
                                                              ===============                          ==============
Net interest margin                                                 1.78%                                   2.47%
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

                                                        NINE MONTHS ENDED
                                                    JUNE 30, 2008 COMPARED TO
                                                          JUNE 30, 2007
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                 VOLUME          RATE           TOTAL
                                          -----------------------------------------------
                                                         (IN THOUSANDS)
Real estate loans                            $   (375)        $  (378)      $   (753)
Consumer loans                                   (319)           (714)        (1,033)
Commercial business loans                        (590)           (257)          (847)
                                          ----------------  -------------- --------------
      Total loans                              (1,284)         (1,349)        (2,633)
Investments                                      (729)           (282)        (1,011)
Mortgage-backed securities                       (382)             74           (308)
                                          ----------------  -------------- --------------
Total interest-earning assets                $ (2,395)        $(1,557)      $ (3,952)
                                          ================  ============== ==============

Savings accounts                             $     (8)        $     -            $(8)
Now and money market accounts                    (599)           (263)          (862)
Certificates of deposit                          (357)           (168)          (525)
                                          ----------------  -------------- --------------
  Total deposits                                 (964)           (431)        (1,395)
FHLB advances                                    (406)            126           (280)
Other borrowings                                 (187)             31           (156)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities             (1,557)           (274)        (1,831)
                                          ================  ============== ==============
Change in net interest income                $   (838)        $(1,283)      $ (2,121)
                                          ================  ============== ==============

         Non-performing assets amounted to $2.6 million or 1.17% of total assets at June 30, 2008, a $909,000 increase from the $1.7 million or 0.55% of total assets classified as non-performing at June 30, 2007. At June 30, 2008, assets that were classified totaled $4.8 million, of which $147,000 were classified as special mention, $3.1 million were classified as substandard and $1.6 million were classified as doubtful. A $3.1 million provision for loan losses was recorded during the nine months ended June 30, 2008, compared to a provision of $289,000 during the nine months ended June 30, 2007. The $2.8 million increase in the provision for loan losses from the year ago period resulted primarily from the provision necessary for loan losses resulting from the deterioration in the asset quality during the current period and provision provided for the $1.6 million of loans receivable classified as doubtful. Credit quality at the bank remains a concern, with a ratio of non-performing assets to total assets of 1.17%, and with significant classified and past-due loans. Those factors combined with expected credit exposure growth and deteriorating economic conditions, may require an increase in the allowance for loan losses resulting in an increase in the provision for loan losses in future periods.

         NON-INTEREST INCOME. Non-interest income decreased $50,000 during the nine months ended June 30, 2008, over the comparable nine month period one year ago. That decrease was primarily the result of a $56,000 decrease in service fees on loans and deposits and a gain on derivatives.

         The following table presents a comparison of the components of non-interest income.

Non-interest income from continuing operations                                             Difference
                                                                               ------------------------------------
Nine Months Ended June 30,                            2008          2007           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $ 103         $ 128             $ (25)           (19.53)%
   Service fees on deposits                             298           337               (39)           (11.57)
   Loss on derivatives                                   (2)          (10)                8             80.00
   Other operating income                                23            17                 6             35.29
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 422         $ 472             $ (50)           (10.59)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $623,000 from $7.5 million for the nine months ended June 30, 2007 to $6.9 million for the nine months ended June 30 in the current year. That decrease was primarily the result of a decrease of $1.2 million in compensation and employee benefits, occupancy, advertising, furniture fixtures and equipment, data processing and other operating expense. Those decreases were partially offset by increases in deposit insurance premium and professional services totaling $592,000. The increase in professional services resulted from fees related to the merger.

         The following table presents a comparison of the components of non-interest expense.

Non-interest expense from continuing operations                                                Difference
                                                                                    ---------------------------------
Nine Months Ended June 30,                                 2008            2007          Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 2,676        $ 3,523          $ (847)        (24.04)%
   Occupancy                                                  987          1,051             (64)         (6.09)
   Professional services                                    1,168            932             236          25.32
   Advertising                                                 31            102             (71)        (69.61)
   Deposit insurance premium                                  392             36             356         988.89
   Furniture, fixtures and equipment                          321            395             (74)        (18.73)
   Data processing                                            636            649             (13)         (2.00)
   Other operating expense                                    680            826            (146)        (17.68)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 6,891        $ 7,514          $ (623)         (8.29)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiary and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for current income taxes for the nine months ended June 30, 2008 and 2007 due to our operating losses. However the bank reduced its net deferred tax asset by $880,000 for the nine months ended June 30, 2008, as a result of the reduction in capital because the provision for loan losses recorded during the period and operating losses that have occurred and are continuing to occur as the bank delays implementation of a stand alone strategy. In addition the OTS issued an Order mandating a 6% core capital ratio and a 12% total risk-based capital ratio. With the reduction in the capital levels, and higher capital requirements, the bank has had to lower its earning asset growth. That in turn, negatively impacts expected future earnings and required reduction of its deferred tax asset.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $54.0 million or 24.58% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. During the nine months ended June 30, 2008, the bank's loan originations totaled $49.3 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed or mortgage related securities or other investment securities during the nine months ended June 30, 2008. All of our investment securities are classified as either available for sale or held to maturity and for the period ended June 30, 2008 were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe the values stated in our filing fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity until such time as principal is repaid. The fluctuation in value of our portfolio is primarily the result of changes in market rates rather than due to the credit quality of the issuer. The unrealized loss in the bank's investment portfolio totaled $2.1 million at June 30, 2008. The company has the ability and liquidity to hold those securities until such time as the value recovers or the securities mature.

         The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2008, the bank had $25.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $9.7 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may rely on FHLB borrowings to fund asset growth.

         At June 30, 2008, the bank had commitments to fund loans of $1.7 million, unused outstanding lines of credit of $103.0 million, consisting primarily of equity lines of credit, unused standby letters of credit of $138,000 and undisbursed proceeds of construction mortgages of $575,000. Unfunded lines of credit have remained relatively constant and have actually decreased by $8.8 million during the nine months ended June 30, 2008. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

         Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2008, totaled $98.7 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At June 30, 2008, we held an aggregate notional value of $20 million of interest rate caps. None of the interest rate caps had strike rates that were in effect at June 30, 2008, as current LIBOR rates were below the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through deposit and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                        Net Portfolio Value                   Net Portfolio Value as % of
                                       (Dollars in thousands)                  Portfolio Value of Assets
                           ----------------------------------------------- ----------------------------------

Basic Point ("bp")
Change in Rates               $Amount         $Change         % Change        NPV Ratio        Change (bp)
-------------------------- -------------- ----------------- -------------- ----------------  ----------------
    +300                       14,906            -2,014         -12%             6.42%             -72bp
    +200                       15,667            -1,253          -7%             6.70%             -44bp
    +100                       16,216              -704          -4%             6.89%             -25bp
    0                          16,920                              -             7.13%               -
    -100                       16,836               -84           0%             7.07%              -6bp

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

ITEM 4T.  CONTROLS AND PROCEDURES.

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

         Not applicable.

ITEM 1A.   Risk Factors

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At June 30, 2008, our loan portfolio consisted of $38.0 million, or 24.06% of commercial real estate loans, $11.9 million, or 7.54% of construction and land development loans and $16.1 million, or 10.18% of commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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


                              GREATER ATLANTIC FINANCIAL CORP.
                              --------------------------------
                                      (Registrant)


                              By: /s/ Carroll E. Amos
                              -----------------------
                              Carroll E. Amos
                              President and Chief Executive Officer



                              By: /s/ David E. Ritter
                              David E. Ritter
                              Senior Vice President and Chief Financial Officer


                              Date: August 13, 2008