Form 10-K
period 2008-09-30
GREATER ATLANTIC FINANCIAL CORP
filed 2009-01-13
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2008
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                         Commission file number: 0-26467

                        GREATER ATLANTIC FINANCIAL CORP.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                    54-1873112
-------------------------------------               ----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

   10700 Parkridge Boulevard, Suite P50, Reston, Virginia            20191
   ------------------------------------------------------         -----------
       (Address of Principal Executive Offices)                    (Zip Code)

                                  703-391-1300
              (Registrant's Telephone Number, Including Area Code)
          Securities registered pursuant to Section 12 (b) of the Act:
                                      None
          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

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

Large accelerated filer [__] Accelerated filer [__] Non- accelerated filer [__] Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

The aggregate market value of the registrant's outstanding Common Stock held by non-affiliates on March 31, 2008, based upon the closing sale price on that date of $4.73, as quoted on the Pink Sheets, was $14,304,561.

    As of December 21, 2008, there were 3,024,220 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                                              INDEX
PART I                                                                                                                Page
                                                                                                                      ----
Item 1.            Business.......................................................................................    3
                   Description of Business........................................................................    3
                   Proposed Acquisition...........................................................................    3
                   Market Area and Competition....................................................................    3
                   Market Risk....................................................................................    3
                   Lending Activities.............................................................................    5
                   Asset Quality..................................................................................    8
                   Allowance for Loan Losses......................................................................    10
                   Investment Activities..........................................................................    12
                   Sources of Funds...............................................................................    16
                   Subsidiary Activities..........................................................................    18
                   Personnel......................................................................................    18
                   Regulation and Supervision.....................................................................    19
                   Federal and State Taxation.....................................................................    25
Item 1A.           Risk Factors...................................................................................    26
Item 1B.           Unresolved Staff Comments......................................................................    29
Item 2.            Properties.....................................................................................    29
Item 3.            Legal Proceedings..............................................................................    29
Item 4.            Submission of Matters to a Vote of Security Holders............................................    29

PART II

Item 5.            Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                   Equity Securities..............................................................................    30
Item 6.            Selected Financial Data........................................................................    31
Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operation...........    33
Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.....................................    55
Item 8.            Consolidated Financial Statements and Supplementary Data.......................................    56
Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    56
Item 9A.           Controls and Procedures........................................................................    56
Item 9B.           Other Information..............................................................................    57

PART III

Item 10.           Directors and Executive Officers of the Registrant.............................................    57
Item 11.           Executive Compensation.........................................................................    59
Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.    62
Item 13.           Certain Relationships and Related Transactions.................................................    65
Item 14.           Principal Accountant Fees and Services.........................................................    65

PART IV

Item 15.           Exhibits and Financial Statement Schedules.....................................................    65

Signatures         ...............................................................................................    66


                                     PART I

ITEM 1.           BUSINESS

DESCRIPTION OF BUSINESS

         We are a savings and loan holding company which was organized in June 1997. We conduct substantially all of our business through our wholly-owned subsidiary, Greater Atlantic Bank (the "bank"), a federally-chartered savings bank. We offer traditional banking services to customers through our bank branches located throughout the greater Washington, DC metropolitan area. We established the Greater Atlantic Capital Trust I ("Trust") in January 2002 to issue certain convertible preferred securities which we completed in March 2002.

PROPOSED ACQUISITION

         As previously reported in a Form 8-K filed on April 16, 2007, we announced that the company and Summit Financial Group, Inc. ("Summit") entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the then pending merger of the company with and into Summit and closed on August 24, 2007.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement might be terminated if the merger was not consummated by that date. In a Form 8-K filed on March 26, 2008 we announced that our shareholders had approved the terms and conditions of the proposed merger of the company with and into Summit, and on April 9, 2008, the company announced that it had received written notice from Summit that Summit had exercised its right to terminate the agreement for the company to merge with and into Summit.

         On June 9, 2008 the company entered into a new definitive agreement for Greater Atlantic Financial Corp. ("GAFC") to merge with and into Summit. That new agreement to merge with Summit was approved by the shareholders of the company on September 4, 2008. Processing of the Summit application to acquire the company and the bank continued under the new definitive merger agreement until that new definitive agreement was terminated by mutual consent of the parties on December 15, 2008.

CEASE AND DESIST ORDER

         As previously reported in a Form 8-K filed on April 29, 2008, the bank consented to the issuance of a Cease and Desist Order (the "Cease and Desist Order") issued by the Office of Thrift Supervision (the "OTS") effective April 25, 2008. The Cease and Desist Order requires the bank to, among other things, report, within prescribed time periods to the OTS Regional Director for the Southeast Region (the "Regional Director") on the status of the ongoing negotiations with Summit; have, at June 30, 2008 (which was extended to December 31, 2008) and maintain a Tier One (Core) Capital Ratio of at least 6% and a total risk based capital ratio of at least 12%; develop a comprehensive long term operating strategy to be implemented if the proposed merger with Summit is not consummated; incorporate the long term operating strategy into a three-year business plan containing at a minimum the requirements set forth in the Cease and Desist Order; cease, effective immediately, making commercial real estate loans, commercial loans and loans on raw land without the prior written approval of the Regional Director, except for such loans as to which the bank has a legally binding written commitment to lend as of the effective date of the Cease and Desist Order; cease, effective immediately, accepting brokered deposits; and prohibits the payment of dividends or other capital distributions.

         In addition, the Cease and Desist Order requires the bank's board of directors to take action with respect to credit administration, classified assets and accounting system controls and to establish a regulatory compliance committee of three or more non-employee directors to monitor and coordinate compliance with the provisions of the Cease and Desist Order and provide the board of directors with progress reports on compliance, which reports are to be transmitted by the board of directors of the bank to the Regional Director. At September 30 and December 31, 2008, the bank was in compliance with all the requirements of the Cease and Desist Order except for the 6% and 12% capital requirements; however, the limitations in the Cease and Desist Order restricting the bank's lending in the commercial, commercial real estate and construction areas adversely affect the ability of the bank to return to profitability.

         A description and copies of the Cease and Desist Order and the Stipulation and Consent to Issuance of the Cease and Desist Order were attached as exhibits to a report on Form 8-K filed on April 29, 2008, with the Securities and Exchange Commission.

GOING CONCERN

         Notwithstanding the circumstances described above, the company continues actively to market itself, seeking either to be acquired or to obtain a capital infusion in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described here and in the Risk Factors section, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time. Without a waiver by the OTS or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or the placing of the bank in conservatorship or receivership, any of which would impact the ability of the bank and the company continuing as going concerns.

RECENT LEGISLATION

         On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 or ("EESA"), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program ("TARP"). EESA gives broad authority to Secretary of the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other "troubled assets."

         Pursuant to the TARP, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion (of which $350 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans. In addition, under TARP, the Treasury allocated $250 million of the $350 million and created a capital purchase program, pursuant to which it provides access to capital that will serve as Tier I capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. At the time the capital purchase program was announced, the company was not deemed eligible to participate.

         There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 15 of Notes to Consolidated Financial Statements.

         Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Our net interest margin, the difference between interest paid on deposits and the interest charged for loans, has declined and is a key indicator of profitability, particularly for small banks, such as ours, which generate less fee income than larger banks. With the state of the current economy coupled with the Federal Reserve lowering its benchmark discount rate several times this year, our prime lending rate has been lowered not only on loans tied to prime but also on our investment securities tied to prime. Normally that would typically also lower rates paid for deposits, however the intense competition for deposits has made it difficult to reduce our deposit rates, squeezing net interest margin.

LENDING ACTIVITIES

         GENERAL. Net loans receivable at September 30, 2008 were $149.6 million, a decrease of $26.5 million or 15.04% from the $176.1 million held at September 30, 2007. The decrease in loans consisted of real estate loans secured by consumer loans, construction and land loans, first mortgages on residential properties and commercial business loans, offset in part by an increase in commercial real estate loans and multi-family loans. Because the bank's single family and consumer loan portfolios consist primarily of adjustable-rate loans, and with the current yield curve, where short-term rates are only slightly lower than rates for longer terms, customers are able to refinance and extend the terms of their mortgages. Customers are also refinancing away from adjustable-rate loans and into longer term, fixed-rate loans or curtailing outstanding balances. The decrease in construction and land loans was primarily in the single-family residential sector of the market. As noted above, the Cease and Desist Order requires the bank to obtain the prior approval of the Regional Director prior to making commercial real estate loans, commercial loans and loans on raw land. Notwithstanding the Cease and Desist Order, the company anticipates that demand for land loans for the single-family residential sector of the market will continue to decline as a result of the current slow sales pace occurring in the single-family market.

         The following table shows the bank's loan originations, purchases, sales and principal repayments during the periods indicated:

                                                                          -----------------------------
                                                                           Year Ended September 30,
          ---------------------------------------------------------------------------------------------
                                                                              2008          2007
          ---------------------------------------------------------------------------------------------
          (In Thousands)
          Total loans at beginning of period                                  $182,475      $201,971
          Originations of loans for investment:
             Single-family residential                                           4,602         5,169
             Multifamily                                                             -         3,215
             Commercial real estate                                              7,522         5,781
             Construction                                                        2,360         6,449
             Land loans                                                              -           240
             Commercial business                                                26,303        28,967
             Consumer                                                           25,520        29,604
          ---------------------------------------------------------------------------------------------
                Total originations and purchases for investment                 66,307        79,425
          Loans originated for resale by Greater Atlantic Bank                       -             -
          Loans originated for resale by Greater Atlantic Mortgage                   -             -
          ---------------------------------------------------------------------------------------------
          Total originations                                                    66,307        79,425
          Repayments                                                           (97,041)      (98,921)
          Sale of loans originated for resale by Greater Atlantic Mortgage           -             -
          ---------------------------------------------------------------------------------------------
          Net activity in loans                                                (30,734)      (19,496)
          ---------------------------------------------------------------------------------------------
          Total loans at end of period                                        $151,741      $182,475
          =============================================================================================

         LOAN PORTFOLIO. The following table sets forth the composition of the bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                      -----------------------------------
                                                               At September 30,
                                                      ----------------- -----------------
                                                            2008              2007
                                                      ----------------- -----------------
                                                       Amount  Percent   Amount Percent
------------------------------------------------------------------------------------------
(Dollars in Thousands)
Mortgage loans:
   Single-family                                     $ 35,108    23.14% $ 37,972    20.81%
   Multi-family                                         4,932     3.25     3,983     2.18
   Construction                                         3,710     2.44     9,939     5.45
   Commercial real estate                              37,678    24.83    34,984    19.17
   Land                                                 4,668     3.08     8,097     4.44
                                                     ------------------ ------------------
      Total mortgage loans                             86,096    56.74    94,975    52.05
                                                     ------------------ ------------------
Commercial business and consumer loans:
   Commercial business                                 13,555     8.93    34,844    19.09
   Consumer:
      Home equity                                      51,857    34.17    52,262    28.64
      Automobile                                           13      .01        48      .03
      Other                                               220      .14       346      .19
                                                     ------------------ ------------------
         Total commercial business and
          consumer loans                               65,645    43.26    87,500    47.95
                                                     ------------------ ------------------
         Total loans                                  151,741  100.00%   182,475   100.00%
                                                               =======           =========
Less:
   Allowance for loan losses                           (2,567)            (2,305)
   Loans in process                                      (349)            (4,947)
   Unearned premium                                       790                885
                                                     -----------        ---------
        Loans receivable, net                        $ 149,615          $176,108
                                                     ===========        =========

         LOAN MATURITY. The following table shows the remaining contractual maturity of the bank's total loans, net of loans-in-process (LIP) at September 30, 2008. Loans that have adjustable rates are shown as amortizing when the interest rates are next subject to change. The table does not include the effect of future principal prepayments.

                                                                        At September 30, 2008
                                                    ---------------------------------------------------------------
                                                                        Multi-        Commercial
                                                       One- to        Family and       Business
                                                        Four-         Commercial         and         Total Loans,
                                                        Family       Real Estate      Consumer       (net of LIP)
          ---------------------------------------------------------------------------------------------------------
          (In Thousands)
          Amounts due in:
             One year or less                             $ 14,396        $ 15,140        $ 60,089        $ 89,625
             After one year:
             More than one year to three years               6,089          10,639           2,068          18,796
             More than three years to five years             1,196          13,223             723          15,142
             More than five years to 15 years                6,524           2,999           2,733          12,256
             More than 15 years                             13,594           1,947              32          15,573
          ---------------------------------------------------------------------------------------------------------
                Total amount due                          $ 41,799        $ 43,948        $ 65,645        $151,392
          =========================================================================================================

         The following table sets forth, at September 30, 2008, the dollar amount of loans contractually due after September 30, 2009, identifying whether such loans have fixed interest rates or adjustable interest rates. The risk of default on ARMs the industry is experiencing should not affect our portfolio because it is a seasoned portfolio. At September 30, 2008, the bank had $4.4 million of construction, acquisition and development, land and commercial business loans that were contractually due after September 30, 2009.

                                                                                Due After September 30, 2009
                                                                       -----------------------------------------------
                                                                           Fixed         Adjustable        Total
          ------------------------------------------------------------------------------------------------------------
          (In Thousands)
          Real estate loans:
             One- to four-family                                            $19,596         $ 7,807         $27,403
             Multi-family and commercial                                     15,583          13,225          28,808
          ------------------------------------------------------------------------------------------------------------
                Total real estate loans                                      35,179          21,032          56,211
          Commercial business and consumer loans                              3,870           1,686           5,556
          ------------------------------------------------------------------------------------------------------------
                Total loans                                                 $39,049         $22,718         $61,767
          ============================================================================================================

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 40 years secured by single-family residences, which term includes real property containing from one to four residences. At September 30, 2008, the bank's one- to four-family mortgage loans totaled $37.0 million, or 24.72% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 53.94% were fixed-rate loans and 46.06% were ARM loans.

         CONSTRUCTION AND DEVELOPMENT LENDING. The bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate properties located in the bank's primary market area. The bank also originates land loans to local contractors and developers for the purpose of making improvements thereon, including small residential subdivisions in the bank's primary market area or for the purpose of holding or developing land for sale. Under the Cease and Desist Order, the bank must obtain the prior approval of the Regional Director of the OTS before making any construction and development loans. At September 30, 2008, construction and development loans (including land loans) totaled $8.4 million, or 5.52%, of the bank's total loans, of which, land loans totaled $4.7 million or 3.08% of total loans. Such loans are secured by a lien on the property, are limited to 75% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate generally based on the prime rate as reported in THE WALL STREET JOURNAL. While the bank has made construction loans outside its primary market area, all the bank's land loans are secured by property within that area.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located primarily in the bank's market area. Under the Cease and Desist Order, the bank must obtain the prior approval of the Regional Director of the OTS before making any commercial real estate loans. The bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 75-80% of the appraised value of the property. The bank's multi-family and commercial real estate loan portfolio at September 30, 2008 was $42.6 million, or 28.08% of total loans. The largest multi-family or commercial real estate loan in the bank's portfolio at September 30, 2008, consisted of a $3.9 million commercial real estate loan secured by real property in Alabama. The property is a skilled nursing facility on which the bank has participated $2.1 million of the $6.0 million note to another bank.

         COMMERCIAL BUSINESS LENDING. At September 30, 2008, the bank had $13.6 million in commercial business loans which amounted to 8.93% of total loans. Under the Cease and Desist Order, the bank must obtain the prior approval of the Regional Director of the OTS before making any commercial business loans. The bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit and letters of credit. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest with some being payable on demand, and all subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are generally indexed to the prime rate as published in THE WALL STREET JOURNAL.

         CONSUMER LENDING. Consumer loans at September 30, 2008 amounted to $52.1 million or 34.32% of the bank's total loans, and consisted primarily of home equity loans, home equity lines of credit, and, to a significantly lesser extent, secured and unsecured personal loans and loans on new and used automobiles. These loans are generally made to residents of the bank's primary market area and generally are secured by real estate, deposit accounts and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

         The bank offers home equity loans and home equity lines of credit (collectively, "home equity loans"). Most of the bank's home equity loans are secured by second mortgages on one- to four-family residences located in the bank's primary market area. At September 30, 2008, those loans totaled $51.9 million or 34.17% of the bank's total loans. Other types of consumer loans consisted primarily of secured and unsecured personal loans and loans on new and used automobiles, totaling $233,000, or 0.15% of the bank's total loans and 0.35% of commercial business and consumer loans at September 30, 2008.

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

         The bank's management reviews and classifies the bank's assets on a regular basis and the board of directors reviews management's reports on a monthly basis. The bank classifies assets in accordance with the management guidelines described above. At September 30, 2008, the bank had $1.9 million of loans designated as Substandard which consisted of three residential loans, one commercial business loan, three commercial real estate loans and one land loan. At that same date, the bank had $1.6 million of assets classified as Doubtful, consisting of one commercial business loan, one construction development loan and one land loan. At September 30, 2008, the bank had no loans classified as Loss and $3.9 million in loans classified as Special Mention, consisting of one commercial real estate loan and two land loans. Of the $3.2 million in charge offs during fiscal 2008, $1.9 resulted from commercial business loans, $975,000 from construction and loans, $308,000 from multi-family, $7,000 from consumer and $3,000 from residential.

         The following table sets forth delinquencies in the bank's loans as of the dates indicated.

                              ----------------------------------------------------------------------
                                                         At September 30,
                              ----------------------------------------------------------------------
                                            2008                                2007
                              ---------------------------------- -----------------------------------
                                60 - 89 Days    90 Days or More    60 - 89 Days    90 Days or More
                              ---------------------------------- -----------------------------------
                              Number  Principal  Number Principal  Number Principal Number Principal
                               of      Balance    of     Balance    of     Balance   of     Balance
                              Loans   of Loans   Loans  of Loans   Loans   of Loans Loans  of Loans
----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Mortgage loans:
   Single-family                    2    $ 676        3  $  526        -   $   -         2  $    19
   Home equity                      -        -        -       -        2     347         -        -
   Construction & Land              -        -        1      25        -       -         2    1,330
   Commercial real estate           -        -        3     425        -       -         -        -
   Commercial business              -        -        1     950        -       -         -        -
   Consumer                         -        -        -       -        -       -         -        -
----------------------------------------------------------------------------------------------------
Total                               2    $ 676        8 $ 1,926        2   $ 347         4  $ 1,349
====================================================================================================

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

                                                                              -------------------
                                                                               At September 30,
-------------------------------------------------------------------------------------------------
                                                                                2008     2007
-------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Loans accounted for on a non-accrual basis
Mortgage loans:
   Single-family                                                                $  526   $   16
   Home equity                                                                       -        -
   Commercial real estate                                                          425        -
   Construction and Land                                                            25    1,330
   Commercial business                                                             950        -
   Consumer                                                                          -        -
-------------------------------------------------------------------------------------------------
Total non-accrual loans                                                          1,926    1,346
Accruing loans which are contractually past due 90 days or more                      -        3
-------------------------------------------------------------------------------------------------
Total of non-accrual and 90 days past due loans                                  1,926    1,349
Foreclosed real estate, net                                                      1,043        -
-------------------------------------------------------------------------------------------------
Total non-performing assets                                                     $2,969   $1,349
=================================================================================================
Non-accrual loans as a percentage of loans                                       1.29%    0.76%
  held for investment, net
=================================================================================================
Non-accrual and 90 days or more past due loans                                   1.29%    0.77%
  as a percentage of loans held for investment, net
=================================================================================================
Non-accrual and 90 days or more past due loans                                   0.95%    0.55%
  as a percentage of total assets
=================================================================================================
Non-performing assets as a percentage of total assets                            1.47%    0.55%
=================================================================================================

         During the year ended September 30, 2008, the amount of additional interest income that would have been recognized on non-accrual loans, if such loans had continued to perform in accordance with their contractual terms, was $473,000. The amount collected during fiscal 2008 on those loans amounted to $74,000.

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

         Our total recorded investment in impaired collateral-dependent loans at September 30, 2008 was $2.9 million and the related allowance associated with impaired loans was $1.9 million, compared to $2.5 million of impaired collateral-dependent loans at September 30, 2007 and a $627,000 allowance associated with those loans. At September 30, 2008, all impaired loans had a related allowance.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance is based on two basic principles of accounting: (1) SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No.114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, which requires that losses be accrued based on the differences between the value of collateral, the present value of future cash flows or values that are observable in the secondary market and the loan balance.

         Our allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of those components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to allocate an allowance for individual loans identified as impaired. For those loans, we analyze the fair value of the collateral underlying the loan and consider the estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan), we recognize impairment and establish a specific reserve for the impaired loan. Large groups of smaller balance and homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment testing unless such loans become 90 days or more past due.

         The general allowance is determined by aggregating un-criticized loans, those loans not classified under our internal asset classification system, and loans identified for impairment testing for which no impairment was identified, into one of six categories: single family residential mortgages; home equity lines of credit; construction and land; commercial real estate; commercial and industrial; and other consumer loans. We then apply allowance factors which, in the judgment of management, represent the expected losses over the life of the loans. In determining those factors, we consider the following: delinquencies and overall risk ratings, historical loss experience, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of the borrowers' management, current economic conditions affecting the borrowers' ability to repay, quality of the loan review system and the effect of external factors (e.g., competition and regulatory requirements). The general allowance also includes those loans that have been classified under our internal asset classification system. We typically apply a 5% loss factor to loans classified as special mention, a 10% loss factor to loans classified as substandard and a 50% loss factor to loans classified as doubtful, where the loan has not been determined to be impaired. Loans classified as loss are fully reserved or charged off.

         As of September 30, 2008, the bank's allowance for loan losses amounted to $2.6 million or 1.69% of total loans. The allowance for loan losses was 133.28% to total non-performing loans at September 30, 2008; as a percentage of total loans, the allowance was increased by 43 basis points when compared to the allowance at September 30, 2007. A $3.4 million provision for loan losses was recorded during the year ended September 30, 2008, compared to a provision of $685,000 during the year ended September 30, 2007. The $2.7 million increase in the provision for loan losses from the year ago period resulted primarily from the provision necessary for loan losses resulting from the deterioration in the asset quality during the current period and the provision for the $1.6 million of loans receivable determined to be impaired and classified as doubtful. The three major categories of loans that required us to increase our provision were commercial business, construction and land loans and multi-family loans.

         On an annual basis, or more often as deemed necessary, the bank has contracted with an independent third party to review its loan portfolio. Because of the due diligence review of the loan portfolio by Summit, that third party review was omitted in 2007 but was reinstituted in 2008. The focus of that review is to identify the extent of potential and actual risk in the bank's commercial loan portfolio and in our underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussions with the operational staff, including the line lenders and senior management. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgment about information available to them at the time of their examination. In the most recent examination made in June, 2008, the OTS did not indicate the need to increase the allowance for loan losses.

         Management believes that the allowance for loan losses is adequate at September 30, 2008. However, there can be no assurance that additional provisions for loan losses will not be required in the future, due to possible changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, actual loss experience or changes in the circumstances of particular borrowers. Recently, the housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments to our loan portfolio as we continue to reassess the market value of our loan portfolio and the severity of the loss on loans in default. In addition, the homebuilding industry has experienced a significant and sustained decline in the demand for new homes and an oversupply of new and existing homes available for sale in various markets. We do not anticipate that the housing market will improve in the near-term; accordingly, additional downgrades, provisions for loan losses and charge-offs relating to the loan portfolio may occur.

         The following table sets forth activity in the bank's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current operations.

                                                                         Year Ended September 30,
-----------------------------------------------------------------------------------------------------
                                                                            2008          2007
-----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                                             $ 2,305        $ 1,330
Provisions                                                                   3,397            685
Charge-offs:
Mortgage loans:
   Single-family                                                                 4            128
   Multi-family                                                                308              -
   Construction                                                                400              -
   Land                                                                        575              -
Commercial business                                                          1,866            210
Consumer                                                                         7             15
-----------------------------------------------------------------------------------------------------
Total charge-offs                                                            3,160            353
Recoveries:
Mortgage loans:
   Single-family                                                                 -              8
   Commercial real estate                                                        -              -
Commercial business                                                             25            635
Consumer                                                                         -              -
-----------------------------------------------------------------------------------------------------
Total recoveries                                                                25            643
Net charge-offs (recoveries)                                                 3,135           (290)
-----------------------------------------------------------------------------------------------------
Balance at end of period                                                   $ 2,567        $ 2,305
=====================================================================================================
Ratio of net charge-offs (recoveries) during the period                       1.93%         (0.16)%
   to average loans outstanding during the period
=====================================================================================================
Allowance for loan losses to total non-performing
    loans at end of period                                                  133.28%        170.87%
=====================================================================================================
Allowance for loan losses to total loans                                      1.69%          1.26%
=====================================================================================================

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

                                                    ------------------------------------
                                                               At September 30,
                                                    ------------------------------------
                                                          2008              2007
                                                    ------------------------------------

                                                           Percent of         Percent of
                                                            Loans in           Loans in
                                                              Each              Each
                                                             Category          Category
                                                             to Total          to Total
                                                    Amount    Loans     Amount   Loans
----------------------------------------------------------------------------------------
(Dollars in Thousands)
Mortgage loans:
   Single-family                                     $  143     23.14%  $   21    20.81%
   Multi-family                                          25      3.25       30     2.18
   Construction                                         738      2.44      177     5.45
   Commercial real estate                               307     24.83      350    19.17
   Land                                                 834      3.08      562     4.44
----------------------------------------------------------------------------------------
      Total mortgage loans                            2,047     56.74    1,140    52.05
----------------------------------------------------------------------------------------
Commercial and Consumer:
   Commercial                                           386      8.93      959    19.09
   Consumer:
      Home equity                                       130     34.18      131    28.64
      Automobile                                          4      0.15        6     0.22
----------------------------------------------------------------------------------------
       Total commercial and
       consumer loans                                   520     43.26    1,096    47.95
----------------------------------------------------------------------------------------
Unallocated                                               -       N/A       69      N/A
----------------------------------------------------------------------------------------
Total                                                $2,567    100.00%  $2,305   100.00%
========================================================================================

INVESTMENT ACTIVITIES

         The investment policy of the bank, as approved by the board of directors, requires management to maintain adequate liquidity and generate a favorable return on investments to complement the bank's lending activities without incurring undue interest rate and credit risk. The bank primarily utilizes investments in securities for liquidity management, as a source of income and as a method of deploying excess funds not utilized for investment in loans. The bank does not hold any securities bought and held principally for sale in the near term, which would be classified as held for trading.

         As of September 30, 2008, we held $40.7 million in securities classified as available for sale ("AFS") and $2.2 million in securities classified as held to maturity. Our total holding of securities declined $10.7 million due to normal principal payments on mortgage-backed securities, collateralized mortgage obligations ("CMO's"), Small Business Administration ("SBA") securities and scheduled maturities of other securities. The current portfolio is seasoned with no purchases made during fiscal year 2008. At September 30, 2008, our net unrealized loss on securities classified as AFS totaled $3.6 million compared to a net unrealized loss of $1.7 million at September 30, 2007. The decline in value resulted primarily from declines in the values of pooled trust preferred securities and certain adjustable rate corporate debt securities, which have an amortized cost of $7.3 million and a related unrealized loss of $2.0 million as of September 30, 2008.

         Our investment portfolio consists primarily (78 per cent) of securities backed or guaranteed by the United States Government through the SBA, Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association. For all non-government or non-agency securities, we complete reviews at least quarterly. In all periods presented the Company did not hold any FNMA or FHLMC preferred stock or auction rate securities.

         The estimated market value is based upon quoted prices for identical instruments traded in active markets and upon quoted prices for similar instruments or assets in active markets, quoted prices for identical or similar instruments or assets in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

         Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries, have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, we review each security in our investment portfolio to determine the nature of any change in value and whether any impairment should be classified as other-than-temporary-impairment.

         The initial indication of other-than-temporary impairment for debt securities is a decline in the market value below the amount recorded for the investment, and the severity and duration of the decline. In determining whether an impairment is other-than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and our ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

         For marketable corporate debt securities, we also consider the issuer's financial condition, capital strength, and near term prospects, as well as the current ability of the issuer to make future payments in a timely manner, and any change in the rating agencies' rating at the evaluation date from that made on the acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. To assist in analyzing for other-than-temporary impairment, we use an independent pricing service that reviews our investment in non-government or agency asset-backed or corporate debt securities.

         With respect to the company's $5.3 million investment in corporate debt securities, although the market value has been less than cost for more than 12 months and there has been a decline in price, that decline has occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. The corporate debt securities we hold have not experienced a credit default event as of September 30, 2008, are currently rated investment grade and continue to make the required interest payments on a timely basis.

         The company's $1.7 million investment in pooled trust preferred securities is primarily in issues of other banks, bank holding companies and insurance companies which we currently hold in our portfolio in the form of asset-backed securities. The decline in value of those securities has occurred primarily over the past year due to changes in the market which has limited the demand for those securities and reduced their liquidity. While some of those issuers have reported weaker financial performance since our acquisition of those securities, in management's opinion they continue to possess more than acceptable credit risk. The securities are currently rated investment grade and continue to make required interest payments on a timely basis. Our review of the tranche in which the company is invested indicate that we have sufficient collateral support before causing a loss of principal or a break in yield. We monitor the actual default rates and interest deferrals for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment, and determined that the company's investment in pooled trust preferred securities were temporarily impaired as of September 30, 2008.

         The following table sets forth information regarding the amortized cost and estimated market value of the bank's investment portfolio at the dates indicated.

                                           -----------------------------------------------------
                                                               At September 30,
                                           -----------------------------------------------------
                                                     2008                       2007
                                           -------------------------- --------------------------
                                                          Estimated                   Estimated
                                            Amortized       Market      Amortized      Market
                                               Cost         Value          Cost        Value
------------------------------------------------------------------------------------------------
(In Thousands)
Available-for-sale:
   Corporate debt securities                   $ 7,318     $ 5,328        $ 7,300     $ 6,748
   CMOs                                          6,763       5,931          7,191       7,087
   U.S. Government SBA's                        15,474      15,111         19,395      18,754
   FHLMC MBS's                                   2,270       2,216          2,961       2,920
   FNMA MBS's                                    5,673       5,425          8,357       8,141
   GNMA MBS's                                    3,187       3,117          5,382       5,260
------------------------------------------------------------------------------------------------
      Total available-for-sale                  40,685      37,128         50,586      48,910
------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Government SBA's                         2,096       1,990          2,846       2,742
   FHLMC MBS's                                      74          72            104         102
   FNMA MBS's                                       59          58            103         101
------------------------------------------------------------------------------------------------
      Total held-to-maturity                     2,229       2,120          3,053       2,945
------------------------------------------------------------------------------------------------
      Total investment securities              $42,914     $39,248        $53,639     $51,855
================================================================================================
Investment securities with:
   Fixed rates                                   $   -       $   -          $   -       $   -
   Adjustable rates                             31,651      28,360         36,732      35,331
Mortgage-backed securities with:
   Fixed rates                                     125         119            174         168
   Adjustable rates                             11,138      10,769         16,733      16,356
------------------------------------------------------------------------------------------------
      Total                                    $42,914     $39,248        $53,639     $51,855
================================================================================================


         As of September 30, 2008, the bank held investments in available for sale with unrealized holding losses totaling $3.6 million. All losses are considered temporary and consisted of the following:

                                     Less than 12 months         12 months or more               Total
                                  -------------------------- ----------------------------------------------------
                                     Fair     Unrealized        Fair      Unrealized      Fair      Unrealized
  Description of Securities         Value       Losses          Value       Losses        Value       Losses
  ---------------------------------------------------------------------------------------------------------------
  (In Thousands)
     Corporate debt securities      $      -      $     -        $ 5,328     $ 1,990       $ 5,328     $ 1,990
     CMOs                                968           30          4,963         802         5,931         832
  U.S. Government securities
     SBA                                   -            -         15,111         363        15,111         363
     GNMA                                  -            -          3,117          70         3,117          70
  U.S. Government agency securities:
     FHLMC MBS's                           -            -          2,216          54         2,216          54
     FNMA MBS's                            -            -          5,425         248         5,425         248
  ---------------------------------------------------------------------------------------------------------------
        Total                         $  968        $  30       $ 36,160     $ 3,527      $ 37,128     $ 3,557
  ===============================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities and mortgage-backed securities available-for-sale.

                                                              At September 30, 2008
                         ----------------------------------------------------------------------------------------------------
                                               More than One     More than Five
                          One Year or Less     Year to Five     Years to Ten Years   More than Ten Years        Total
                         ------------------- ------------------ ------------------- ---------------------- ------------------
                                   Weighted           Weighted           Weighted             Weighted             Weighted
                         Carrying  Average   Carrying Average   Carrying Average   Carrying   Average     Carrying Average
                          Value     Yield     Value    Yield     Value    Yield     Value      Yield        Value   Yield
  ---------------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
     Investment securities available-for-sale:
   Adjustable-rate securities:
     CMO's                    $ -         -%     $ -      -%    $    -         -%  $ 5,931      4.24%     $ 5,931     4.24%
     Corporate debt             -         -        -      -      2,700      7.91     2,628      4.28        5,328     5.76
     U.S. Government SBA's      -         -        -      -      1,214      3.78    13,897      4.30       15,111     4.26
  ------------------------------------------------------------------------------------------------------------------------
         Total                  -         -        -      -      3,914      6.75    22,456      4.28       26,370     4.65
  ------------------------------------------------------------------------------------------------------------------------
  MBS's available for sale:
   Adjustable-rate securities:
     FHLMC                      -         -        -      -          -         -     2,216      5.41        2,216     5.41
     FNMA                       -         -        -      -          -         -     5,327      5.10        5,327     5.10
     GNMA                       -         -        -      -          -         -     3,117      5.35        3,117     5.35
  ------------------------------------------------------------------------------------------------------------------------
         Total                  -         -        -      -          -         -    10,660      5.24       10,660     5.24
  ------------------------------------------------------------------------------------------------------------------------
   MBS'S fixed-rate:
     FNMA                       -         -       98    5.82         -         -         -         -           98     5.82
  ------------------------------------------------------------------------------------------------------------------------
         Total                  -         -       98    5.82         -         -         -         -           98     5.82
  ------------------------------------------------------------------------------------------------------------------------
  Total mortgage-backed
  securities
  available-for-sale            -         -       98    5.82         -         -    10,660      5.24       10,758     5.24
  ------------------------------------------------------------------------------------------------------------------------
  Total investment portfolio  $ -         -%     $98    5.82%   $3,914      6.75%  $33,116      4.58%     $37,128     4.81%
  ========================================================================================================================

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the bank's investment securities and mortgage-backed securities held to maturity.

                                                              At September 30, 2008
                         ----------------------------------------------------------------------------------------------------
                                               More than One     More than Five
                          One Year or Less     Year to Five     Years to Ten Years   More than Ten Years        Total
                         ------------------- ------------------ ------------------- ---------------------- ------------------
                                   Weighted           Weighted           Weighted             Weighted             Weighted
                         Carrying  Average   Carrying Average   Carrying Average   Carrying   Average     Carrying Average
                          Value     Yield     Value    Yield     Value    Yield     Value      Yield        Value   Yield
  ---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Investment securities held-to-maturity:
 Adjustable-rate securities:
   U.S. Government SBA's   $   -       -%      $-         -%    $445      3.51%   $1,651       0.22%     $2,096     0.92%
 Fixed-rate:
   Corporate debt              -       -        -         -        -         -         -          -           -        -
--------------------------------------------------------------------------------------------------------------------------
Total investment securities    -       -        -         -      445      3.51     1,651       0.22       2,096     0.92
held-to-maturity
--------------------------------------------------------------------------------------------------------------------------
MBS's held-to-maturity:
 Adjustable-rate securities:
   FHLMC                       -       -        -         -        -        -         74       5.49          74     5.49
   FNMA                        -       -        -         -        -        -         37       5.12          37     5.12
--------------------------------------------------------------------------------------------------------------------------
       Total                   -       -        -         -        -        -        111       5.36         111     5.36
--------------------------------------------------------------------------------------------------------------------------
 Fixed-rate:
   FNMA                        -       -        -         -        -        -         22       6.50          22     6.50
--------------------------------------------------------------------------------------------------------------------------
       Total                   -       -        -         -        -        -         22       6.50          22     6.50
--------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed
 securities held-to-maturity   -       -        -         -        -        -        133       5.55         133     5.55
--------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity
investments                $   -       -%      $0         -%     $445    3.51%    $1,784      0.65%      $2,229     1.22%
==========================================================================================================================

SOURCES OF FUNDS

         GENERAL. Deposits, loan repayments and prepayments, cash flows generated from operations, Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements are the primary sources of the bank's funds for use in lending, investing and for other general purposes.

         DEPOSITS. Deposits are attracted from within the bank's market area by offering a broad selection of deposit instruments, including checking, savings, money market and time deposits. Deposit account terms vary, differentiated by, among other factors, the minimum balance required, the time periods that the funds must remain on deposit and the interest rate. In determining the terms of its deposit accounts, the bank considers current interest rates, profitability to the bank, interest rate risk characteristics, competition and its customer preferences and concerns. The bank may pay above-market interest rates to attract or retain deposits when less expensive sources of funds are not available. The bank reviews its deposit composition and pricing weekly.

         At September 30, 2008, $85.3 million, or 86.79% of the bank's certificate of deposit accounts were to mature within one year.

         The following table sets forth the distribution and the rates paid on each category of the bank's deposits.

                                                                    At September 30,
                                      ------------------------------------------------------------------------------
                                                      2008                                    2007
                                      -------------------------------------- ---------------------------------------
                                                    Percent of                            Percent of
                                                      Total        Rate                     Total          Rate
                                        Balance      Deposits      Paid        Balance     Deposits        Paid
--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Savings accounts                        $  1,988      1.20%        0.97%    $  2,468         1.25%        0.97%
Now and money market accounts             55,898     33.82         2.54       60,625        30.62         3.61
Certificates of deposit                   98,305     59.48         3.69      125,717        63.49         5.00
Noninterest-bearing deposits:
    Demand deposits                        9,088      5.50            -        9,181         4.64            -
--------------------------------------------------------------------------------------------------------------------
        Total deposits                  $165,279    100.00%        3.05%    $197,991       100.00%        4.29%
====================================================================================================================

         The following table presents information concerning the amounts, the rates and the periods to maturity of the bank's certificate accounts outstanding.

                                                                                At September 30, 2008
                                                                            -----------------------------
                                                                               Amount           Rate
         ------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Balance maturing:
         Three months or less                                                   $ 52,006           3.68%
         Three months to one year                                                 33,310           3.55
         One year to three years                                                   9,898           3.95
         Over three years                                                          3,091           4.55
         ------------------------------------------------------------------------------------------------
                  Total                                                         $ 98,305           3.69%
         ================================================================================================

         At September 30, 2008, the bank had $32.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                     Weighed
                                                                                     Average
                          Maturity Period                              Amount          Rate
------------------------------------------------------------------------------------------------
Three months or less                                                   $19,632         3.59%
Over 3 through 6 months                                                  5,139         3.57
Over 6 through 12 months                                                 4,134         3.65
Over 12 months                                                           3,293         4.09
------------------------------------------------------------------------------------------------
      Total                                                            $32,198         3.65%
================================================================================================

         The following table sets forth the deposit activity of the bank for the periods indicated.

                                                                    At or For the Year Ended
                                                                          September 30,
------------------------------------------------------------------------------------------------
                                                                       2008           2007
------------------------------------------------------------------------------------------------
(In Thousands)
Balance at beginning of period                                        $197,991      $230,174

Net deposits (withdrawals) before interest credited                    (39,556)      (41,514)
Interest credited                                                        6,844         9,331
------------------------------------------------------------------------------------------------
Net increase (decrease) in deposits                                    (32,712)      (32,183)
------------------------------------------------------------------------------------------------
   Ending balance                                                     $165,279      $197,991
================================================================================================

         BORROWINGS. At September 30, 2008, borrowings consisted of FHLB advances and reverse repurchase agreements totaling $28.9 million. FHLB advances amounted to $27.0 million at September 30, 2008, an increase from the $25.0 million outstanding at September 30, 2007, and other borrowings (reverse repurchase agreements) amounted to $1.9 million, a decrease of $283,000 compared to $2.2 million at September 30, 2007. During the fiscal year ended September
30, 2008, all reverse repurchase agreements represented agreements to repurchase the same securities.

         The following table sets forth information regarding the bank's borrowed funds:
                                                                       ------------------------------
                                                                         At or For the Year Ended
                                                                               September 30,
-----------------------------------------------------------------------------------------------------
                                                                            2008           2007
-----------------------------------------------------------------------------------------------------

FHLB Advances:
Average balance outstanding                                                 $ 25,365      $ 33,064
Maximum amount outstanding at any month-end during the period                 27,000        39,000
Balance outstanding at end of period                                          27,000        25,000
Weighted average interest rate during the period                               6.00%          5.46%
Weighted average interest rate at end of period                                5.72%          5.92%

Reverse repurchase agreements:
Average balance outstanding                                                  11,607         15,264
Maximum amount outstanding at any month-end during the period                 2,573         10,857
Balance outstanding at end of period                                          1,909          2,192
Weighted average interest rate during the period                               5.87%          5.61%
Weighted average interest rate at end of period                                1.82%          2.52%

SUBSIDIARY ACTIVITIES

         We have two subsidiaries, the bank and Greater Atlantic Capital Trust
I. We established the Trust in January 2002 to issue certain convertible preferred securities which we completed in March 2002. See discussion of the Trust in Note 19 to the financial statements.

PERSONNEL

         As of September 30, 2008, we had 47 full-time employees and 5 part-time employees. The employees are not represented by a collective bargaining unit and the company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION
GENERAL

         As a savings and loan holding company, the company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The bank, an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the company, the bank and their operations. Certain regulatory requirements applicable to the bank and to the company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below, and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the bank and the company and is qualified in its entirety by reference to the actual laws and regulations.

HOLDING COMPANY REGULATION

         The company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the company, was not generally restricted as to the types of business activities in which it may engage, provided that the bank continued to be a qualified thrift lender. See "FEDERAL SAVINGS INSTITUTION REGULATION - QTL TEST." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings institution subsidiary continues to comply with the QTL Test. The company does not qualify for the grandfathering. Upon any non-supervisory acquisition by the company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

         Savings and loan holding companies are not generally subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions. Federal regulations do prescribe such restrictions on subsidiary savings associations, which must notify the Office of Thrift Supervision (30) days before declaring any dividend to the parent holding company and comply with the additional restrictions described below. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

         Under the Cease and Desist Order issued by the Office of Thrift Supervision effective April 25, 2008, the bank is prohibited from paying dividends or making any other capital distributions to the company without the prior written approval of the Regional Director of the Office of Thrift Supervision and any written request for such approval must be submitted to the Regional Director at least forty-five days prior to the anticipated date of payment or distribution.

         PROPOSED ACQUISITION OF THE COMPANY. Pursuant to the merger agreement entered into between Summit and the company on April 12, 2007, on October 4, 2007, Summit filed an application with the Federal Reserve Bank of Richmond to acquire the company and thereby, indirectly, to acquire the bank pursuant to
Section 4 of the Bank Holding Company Act and Federal Reserve Regulation Y. The Reserve Bank referred the application to the Board because action under delegated authority was not appropriate, and the application was being processed by the Division of Banking Supervision and Regulation of the Board of Governors in Washington, D.C. Summit was notified that, based on the staff's review of the record, additional information was being requested. Subsequently, in order to respond to the request from the Board of Governors and comply with internal application processing guidelines, Summit requested that processing of the application be suspended until such time as the staff of the Board of Governors and Summit consent to the continuation of processing. On April 4, 2008, the company received written notice from Summit that Summit had exercised its right to terminate the merger agreement entered into on April 12, 2007. On April 9, 2008, the company announced that it had entered into negotiations with Summit towards entering into a new definitive merger agreement. That new definitive merger agreement was entered into on June 9, 2008. Processing of the Summit application to acquire the company and the bank continued at the Federal Reserve under the new definitive merger agreement until that agreement was terminated by mutual consent of the parties on December 15, 2008. (For a further discussion, please see BUSINESS -Proposed Acquisition.)

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

         The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. The following table presents the bank's capital position at September 30, 2008.

                                                                                                        Capital
                                                                                Excess      ----------------------------
                                                   Actual        Required     (Deficiency)       Actual       Required
                                                   Capital        Capital       Amount           Percent      Percent
         ---------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands)
         Tangible                                   $10,859         $3,093         $7,766          5.27%        1.50%
         Core (Leverage)                             10,859          8,247          2,612          5.27         4.00
         Risk-based                                  11,733         11,185            548          8.39         8.00

         Under the Cease and Desist Order issued by the Office of Thrift Supervision effective April 25, 2008, the bank was required to have a Tier 1
(Core) Capital Ratio of at least 6% and a total Risk-based capital ratio of at least 12% at June 30, 2008 and at all times thereafter. The Cease and Desist Order was modified to extend that capital level deadline first to September 30, 2008, and subsequently to December 31, 2008. As shown in the foregoing chart, the bank did not meet the capital requirements of the Cease and Desist Order at September 30, 2008.

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

          INSURANCE OF DEPOSIT ACCOUNTS. The bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the Federal Deposit Insurance Corporation's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution's assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation has adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation has proposed further refinements to its risk-based assessment that would be effective April 1, 2009 and would effectively make the range eight to 771/2 basis points. The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can exceed three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

         Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the bank and the company elected to participate in the unsecured debt guarantee program, but do not expect to issue any guaranteed debt under the program.

         Federal law also provides for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and, during fiscal 2008, Financing Corporation payments for savings associations approximated 1.12 basis points of assessable deposits.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30, 2008, the bank's limit on loans to one borrower was $1.9 million, and the bank's largest aggregate outstanding loan to one borrower was $3.9 million, which, when made was within the bank's loan to one borrower limitation. The portion of any loan that would exceed the bank's loan to one borrower limitation is sold prior to the bank's investment in that loan.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2008, Greater Atlantic maintained 76% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

          As noted above, the bank is prohibited under the Cease and Desist Order from paying dividends or making any other capital distributions to the company without the prior written approval of the Regional Director of the Office of Thrift Supervision. On December 13, 2006, prior to the issuance of the Cease and Desist Order, the bank was advised by the Office of Thrift Supervision that it would not approve the bank's application to pay a cash dividend to the company, and the company exercised its right to defer the next scheduled quarterly distribution on the cumulative convertible trust preferred securities for an indefinite period (which can be no longer than 20 consecutive quarterly periods). The amount accrued for the quarterly distributions on the cumulative convertible trust preferred securities totaled $1.3 million at September 30, 2008.

         ASSESSMENTS. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association's total assets, including consolidated subsidiaries, its financial condition and complexity of its portfolio. The assessments paid by the bank for the fiscal year ended September 30, 2008, totaled $141,304.

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

         The Sarbanes-Oxley Act of 2002 generally prohibits loans by the company to its executive officers and directors. However, that law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the bank may make to insiders based, in part, on the bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved. The aggregate balance of loans to executive officers is $131,000 as of September 30, 2008.

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance proceedings. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution, and authority to take such action itself under certain circumstances. Federal law also establishes criminal penalties for certain violations. As previously noted, the bank is subject to a Cease and Desist Order issued by the Office of Thrift Supervision effective April 25, 2008.

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

FEDERAL HOME LOAN BANK SYSTEM

         The bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the bank is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in the amount of $1.6 million. The bank was in compliance with that requirement with an investment in Federal Home Loan Bank stock at September 30, 2008 of $1.6 million.

         The Federal Home Loan Banks are required to provide funds used for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. Those requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or the interest rate on future Federal Home Loan Bank advances increased, the bank's net interest income would likely also be reduced.

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

         CORPORATE ALTERNATIVE MINIMUM TAX ("AMT"). The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI could be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). Since the company and the bank have net operating losses for the 2008 fiscal year, except for the AMT recorded for the 2007 fiscal year and the reduction in its net deferred asset by $1.7 million for the current fiscal year, they have not recorded a provision for income taxes.

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

         NET OPERATING LOSS CARRYBACK AND CARRYFOWARD RULES. The Net Operating Losses ("NOL's") allow a company to apply losses to reduce tax liability. The company may offset the current year's NOL's, or carryback against profits in the two immediately preceding years, with the earliest year first. After the carryback, it may carryforward NOL's up to 20 years. By then it will presumably have regained financial health.

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

ITEM 1A. RISK FACTORS

IF WE DO NOT RAISE ADDITIONAL CAPITAL, WE WILL NOT BE IN COMPLIANCE WITH THE CAPITAL REQUIREMENTS OF THE BANK'S CEASE AND DESIST ORDER, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT UPON US.

         The Cease and Desist Order, as amended, requires the bank to have and maintain a minimum Tier I Core Capital ratio of 6% and a minimum Total Risk-Based Capital ratio of 12% at December 31, 2008, to date, in the current economic environment, the bank has not been able to raise sufficient additional capital to ensure compliance with the capital requirements of the Cease and Desist Order. Without a waiver by the Office of Thrift Supervision or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities, or place the bank in conservatorship or receivership). If the bank is placed in conservatorship or receivership, it is highly likely that such action would lead to a complete loss of all value of the company's ownership interest in the bank. In addition, further restrictions could be placed on the bank if it were determined that the bank was undercapitalized, significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as any level of undercapitalization increased.

         Notwithstanding the forgoing, the company continues actively to market itself, seeking either to be acquired or to obtain a capital infusion in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described above and in the other Risk Factors herein, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time.

DIFFICULT MARKET CONDITIONS HAVE ADVERSELY AFFECTED OUR INDUSTRY.

         The bank is particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, rising unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. With concern about the stability of the financial markets generally, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely worsen the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

CURRENT LEVELS OF MARKET VOLATILITY ARE UNPRECEDENTED.

         The capital and credit markets have been experiencing volatility and disruption for more than a year. The volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or deteriorate, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At September 30, 2008, our loan portfolio consisted of $37.7 million, or 24.83% of commercial real estate loans, $8.4 million, or 5.52% of construction and land development loans and $13.6 million, or 8.93% of commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Under the Cease and Desist Order, the bank can only make commercial real estate loans, commercial loans, construction loans and land development loans with the prior approval of the Regional Director of the Office of Thrift Supervision.

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

THERE CAN BE NO ASSURANCE THAT RECENTLY ENACTED LEGISLATION AND OTHER MEASURES UNDERTAKEN BY THE TREASURY, THE FEDERAL RESERVE AND OTHER GOVERNMENTAL AGENCIES WILL HELP STABILIZE THE U.S. FINANCIAL SYSTEM, IMPROVE THE HOUSING MARKET OR BE OF SPECIFIC BENEFIT TO THE BANK.

         On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 or ("EESA"), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program ("TARP"). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other "troubled assets."

         Pursuant to the TARP, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans. In addition, under TARP, the Treasury created a capital purchase program, pursuant to which it provides access to capital that will serve as Tier I capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. At the time the capital purchase program was announced, the company was not deemed eligible to participate.

         There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on the bank, or whether or to what extent the bank will be able to benefit from such programs.

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

FAILURE TO PAY INTEREST ON OUR DEBT MAY ADVERSELY IMPACT US.

         Deferral of interest payments where allowed on our convertible preferred securities may affect our ability to issue additional debt. On December 13, 2006, the bank was advised by the Office of Thrift Supervision that it would not approve the bank's application to pay a cash dividend to the company, and the company exercised its right to defer the next scheduled quarterly distribution and all subsequent quarterly distributions on the cumulative convertible trust preferred securities for an indefinite period (which can be no longer than 20 consecutive quarterly periods).

ITEM 1B. UNRESOLVED STAFF COMMENTS

         The company has no unresolved staff comments for the period ended September 30, 2008.

ITEM 2.  PROPERTIES

         During fiscal year 2008, we conducted our business from five full-service banking offices and our administrative office. The following table sets forth certain information concerning the bank's offices as of September 30, 2008.

                                                                                                   Net Book Value
                                                                                                   of Property or
                                                                                                      Leasehold
                                                                      Original                      Improvements
                                                                         Year        Date of             at
                                                         Leased or    Leased or        Lease        September 30,
  Location                                                 Owned      Acquired      Expiration          2008
  ------------------------------------------------------------------------------------------------------------------
  (In Thousands)
  ADMINISTRATIVE OFFICES:
  10700 Parkridge Boulevard
  Reston, Virginia 20191                                Leased          1998         01-31-11            $   45
  BRANCH OFFICES:
  11834 Rockville Pike
  Rockville, Maryland 20852                             Leased          1998         06-30-09                 -
  10700 Parkridge Boulevard
  Reston, Virginia 20191                                Leased          2004         01-31-11               212
  43086 Peacock Market Plaza
  South Riding, Virginia 20152                          Leased          2000         06-30-15               179
  1 South Royal Avenue
  Front Royal, Virginia 22630                           Owned           1977                                662
  9484 Congress Street
  New Market, Virginia 22844                            Owned           1989                                385
  LOAN OFFICES:
  2200 Defense Highway
  Crofton, Maryland 21114                               Leased          2002         11-30-08                 -
  12530 Parklawn Drive, Suite 170
  Rockville, Maryland 20852                             Leased          2005         06-30-10                24
  ------------------------------------------------------------------------------------------------------------------
                                                                                             Total       $1,507
  ==================================================================================================================

         The total net book value of the company's furniture, fixtures and equipment at September 30, 2008 was $411,000. The properties are considered by management to be in good condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         One matter was submitted for a vote of the stockholders during the fourth quarter of the fiscal year ended September 30, 2008, through the solicitation of proxies. That was a special meeting of shareholders held on September 4, 2008 to consider the proposed merger of the company with Summit. At that meeting the shareholders cast 2,224,584 votes (73.56%) in favor of the merger and 107,511 votes (3.55%) against the merger. Abstentions amounted to 800 (0.03%).

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         MARKET INFORMATION. The Pink Sheets report trades of the company's stock under the symbol GAFC.PK. At September 30, 2008, there were approximately 240 stockholders of record. The following table sets forth the range of reported high and low bid quotations as reported in the Pink Sheets for the common stock for the periods indicated.

                                          First            Second            Third            Fourth
                                      Quarter Ended    Quarter Ended     Quarter Ended    Quarter Ended
                                       December 31        March 31          June 30        September 30
      --------------------------------------------------------------------------------------------------
      Fiscal Year 2008
      High                                5.30              4.50             4.41              2.31
      Low                                 3.00              2.75             0.01              1.50

      Fiscal Year 2007
      High                                5.10              4.26             5.05              5.35
      Low                                 4.26              2.25             2.25              4.69
      --------------------------------------------------------------------------------------------------

         These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The closing stock price at September 30, 2008 was $2.25 and as of December 23, 2008 the stock traded at $0.06.

         The company has not sold any unregistered securities and did not repurchase any of its equity securities in the fiscal year ended September 30, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

         The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the notes thereto, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report.

-------------------------------------------------------------------------------------------
At or For the Years Ended September 30,                                2008       2007
-------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)
Consolidated Statements of Operations Data:
   Interest income                                                $   12,899  $   18,421
   Interest expense                                                    9,046      11,993
-------------------------------------------------------------------------------------------
   Net interest income                                                 3,853       6,428
   Provision for loan losses                                           3,397         685
-------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses                   456       5,743
   Noninterest income                                                    546         615
   Gain on branch sales                                                    -       4,255
   Noninterest expense                                                10,203       9,626
-------------------------------------------------------------------------------------------
   Income (loss) before taxes                                         (9,201)        987
   Provision for income taxes                                          1,709          36
-------------------------------------------------------------------------------------------
   Net income (loss)                                              $  (10,910) $      951
===========================================================================================

Per Share Data:
   Net income (loss):
   Basic                                                          $    (3.61) $     0.31
   Diluted                                                        $    (3.61) $     0.31
   Book value                                                          (1.19)       3.17
   Tangible book value                                                 (0.01)       3.29
   Weighted average shares outstanding:
   Basic                                                           3,024,220   3,023,407
   Diluted                                                         4,392,363   4,395,008
Shares outstanding                                                 3,024,220   3,024,220
Consolidated Statements of Financial Condition Data:
   Total assets                                                   $  202,407  $  245,994
   Total loans receivable, net                                       149,615     176,108
   Allowance for loan losses                                           2,567       2,305
   Mortgage-loans held for sale                                            -           -
   Investment securities (1)                                          28,466      35,435
   Mortgage-backed securities                                         10,891      16,528
   Total deposits                                                    165,279     197,991
   FHLB advances                                                      27,000      25,000
   Other borrowings                                                    1,909       2,192
   Guaranteed convertible preferred securities of subsidiary trust     9,384       9,374
   Total stockholders' equity                                         (3,594)      9,571
   Tangible capital                                                      (15)      9,939





SELECTED FINANCIAL DATA - (CONTINUED)

---------------------------------------------------------------------------------------------
At or For the Years Ended September 30,                                2008         2007
---------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)
Average Consolidated Statements of Financial Condition Data
   Total assets                                                   $  228,930  $  284,136
   Investment securities(1)                                           42,186      64,011
   Mortgage-backed securities(1)                                      13,602      23,848
   Total loans                                                       162,055     184,570
   Allowance for loan losses                                           2,437       1,559
   Total deposits                                                    175,706     214,118
   Total stockholders' equity                                          5,538       7,871

Performance Ratios (2)
   Return on average assets                                            (4.77)%      0.33%
   Return on average equity                                          (197.00)      12.08
   Equity to assets                                                    (1.78)       3.89
   Net interest margin                                                  1.77        2.36
   Efficiency ratio(3)                                                231.94       85.20

Asset Quality Data:
   Non-performing assets to total assets, at period end                 1.47        0.55
   Non-performing loans to total loans, at period end                   1.27        0.74
   Net charge-offs (recoveries) to average total loans                  1.93       (0.16)
   Allowance for loan losses to:
     Total loans                                                        1.69%       1.26%
     Non-performing loans                                             133.28      170.87
   Non-performing loans                                           $    1,926  $    1,349
   Non-performing assets                                               2,969       1,349
   Allowance for loan losses                                           2,567       2,305

Capital Ratios of the Bank:
   Leverage ratio                                                       5.27%       7.67%
   Tier 1 risk-based capital ratio                                      7.71       11.00
   Total risk-based capital ratio                                       8.39       12.25

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

PROPOSED ACQUISITION AND MUTUAL TERMINATION OF MERGER AGREEMENT

         As previously reported in a Form 8-K filed on April 16, 2007, we announced that the company and Summit entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the then pending merger of the company with and into Summit and closed on August 24, 2007.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement might be terminated if the merger was not consummated by that date. In a Form 8-K filed on March 26, 2008 we announced that our shareholders had approved the terms and conditions of the proposed merger of the company with and into Summit, and on April 9, 2008, the company announced that it had received written notice from Summit that Summit had exercised its right to terminate the agreement for the company to merge with and into Summit.

         On June 9, 2008 the company entered into a new definitive agreement for GAFC to merge with and into Summit. That new agreement to merge with Summit was approved by the shareholders of the company on September 4, 2008. Processing of the Summit application to acquire the company and the bank continued under the new definitive merger agreement until that new definitive agreement was terminated by mutual consent of the parties on December 15, 2008.

CEASE AND DESIST ORDER

         As previously reported in a Form 8-K filed on April 29, 2008, the bank consented to the issuance of the Cease and Desist Order issued by the OTS effective April 25, 2008. The Cease and Desist Order requires the bank to, among other things, report, within prescribed time periods to the OTS Regional Director on the status of the ongoing negotiations with Summit; have, at June 30, 2008 (which was extended to December 31, 2008) and maintain a Tier One
(Core) Capital Ratio of at least 6% and a total risk based capital ratio of at least 12%; develop a comprehensive long term operating strategy to be implemented if the proposed merger with Summit is not consummated; incorporate the long term operating strategy into a three-year business plan containing at a minimum the requirements set forth in the Cease and Desist Order; cease, effective immediately, making commercial real estate loans, commercial loans and loans on raw land without the prior written approval of the Regional Director, except for such loans as to which the bank has a legally binding written commitment to lend as of the effective date of the Cease and Desist Order; cease, effective immediately, accepting brokered deposits; and prohibits the payment of dividends or other capital distributions.

         In addition, the Cease and Desist Order requires the bank's board of directors to take action with respect to credit administration, classified assets and accounting system controls and to establish a regulatory compliance committee of three or more non-employee directors to monitor and coordinate compliance with the provisions of the Cease and Desist Order and provide the board of directors with progress reports on compliance, which reports are to be transmitted by the board of directors of the bank to the Regional Director. At September 30 and December 31, 2008, the bank was in compliance with all the requirements of the Cease and Desist Order except for the 6% and 12% capital requirements; however, the limitations in the Cease and Desist Order restricting the bank's lending in the commercial, commercial real estate and construction areas adversely affects the ability of the bank to return to profitability.

         A description and copies of the Cease and Desist Order and the Stipulation and Consent to Issuance of the Order were attached as exhibits to a report on Form 8-K filed on April 29, 2008, with the Securities and Exchange Commission.

GOING CONCERN

         Notwithstanding the circumstances described above, the company continues actively to market itself, seeking either to be acquired or to obtain a capital infusion in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described here and in the Risk Factors section, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time. Without a waiver by the OTS or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or the placing of the bank in conservatorship or receivership, any of which would mitigate against the bank and the company continuing as going concerns.

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

INCOME TAXES

         The provision (or benefit) for income taxes is based on taxable income, tax credits and available net operating losses. The company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of assets and liabilities. If enacted tax rates change, the company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. The company records a valuation allowance on deferred tax assets to reflect the future tax benefits expected to be realized. In determining the appropriate valuation allowance, the company considers the expected level of future taxable income and available tax planning strategies. At September 30, 2008, the company has provided a 100% valuation allowance on deferred tax assets.

RECENT ACCOUNTING STANDARDS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In October 2008, the FASB amended SFAS 157 by issuing ESP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. We do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

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

         In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations", to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. We have not determined the effect, if any; the adoption of this statement will have on our results of operations or financial position.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not determined the effect, if any; the adoption of this statement will have on our results of operations or financial position.

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB statement No. 133". SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The adoption of this standard is not expected to have any impact on the Company's consolidated financial position or results of operations.

FINANCIAL CONDITION
2008 COMPARED TO 2007

         At September 30, 2008 the company's total assets were $202.4 million, compared to the $246.0 million held at September 30, 2007, representing a decrease of 17.72%. The decrease resulted primarily from a decrease in investment securities, loans receivable, interest-bearing deposits, deferred income taxes and goodwill. The decline in the bank's overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage the bank's assets and liabilities to maintain the bank's capital at the level required to effect the sale of the bank. As previously noted, the Cease and Desist Order requires the bank to achieve and maintain capital levels that exceed the "well capitalized" requirement.

         Net loans receivable at September 30, 2008 were $149.6 million, a decrease of $26.5 million or 15.04% from the $176.1 million held at September 30, 2007. The decrease in loans consisted primarily of a $21.3 million in commercial business loans and a $5.1 million decline in construction and land loans. The decrease in construction and land loans was primarily in the single family residential sector of the market. The company anticipates that lending in that area will continue to decline as a result of the current slow sales pace occurring in the single-family market and in the event the recession deepens. In addition, the bank is under the Cease and Desist Order that requires the bank to cease making commercial real estate loans, commercial loans and loans on raw land without the prior written approval of the Regional Director. The company also sustained a $2.9 million decline in the bank's single-family loan portfolio, coupled with a decrease of $566,000 in the bank's consumer loan portfolio. Because the bank's single family and consumer loan portfolios consist primarily of adjustable-rate loans, and with the yield curve that existed throughout our fiscal 2008 period, reflecting short-term rates only slightly lower than rates for longer terms, customers were able to extend the terms of their mortgages. Customers were also refinancing away from adjustable-rate loans and into longer term, fixed-rate loans or curtailing outstanding balances. Multifamily loans outstanding increased by $949,000 and commercial real estate loans increased by $2.7 million during the period.

         At September 30, 2008, investment securities were $39.4 million, a decrease of $12.6 million or 24.26% from the $52.0 million held at September 30, 2007. The cash proceeds from the sale or payoff of investment securities were used to reduce higher cost wholesale funding, including borrowings and wholesale deposits, and to retain cash for liquidity purposes.

         Deposits at September 30, 2008 were $165.3 million, a decrease of $32.7 million from the $198.0 million held at September 30, 2007. Total deposits decreased due in part to our reduced reliance on wholesale deposits, which have a higher cost than those originated through the branch network. The reduced reliance on wholesale deposits contributed to a $7.3 million decrease in deposits since September 30, 2007 while total retail deposits decreased $25.4 million. The decrease in retail deposits is primarily in certificates of deposits and money fund accounts which are rate sensitive deposits and in the past have been obtained through the bank's marketing efforts. However, due to the cost of these funds, and the need for the bank to reduce its overall cost of funds, we have lowered our rate for these funds resulting in a decline of $23.3 million. Because of the intense competition for these types of deposits we will be revisiting increasing our rates for these types of deposits which in turn will squeeze our net interest margin.

RESULTS OF OPERATIONS
2008 COMPARED TO 2007

         NET INCOME. For the fiscal year ended September 30, 2008, the company had a net loss of $10.9 million or $3.61 per diluted share, compared to a net income of $951,000 or $0.31 per diluted share for fiscal year 2007. The $11.9 million increase in the net loss over the comparable period one-year ago was primarily the result of an increase in the provision for loan losses and decreases in net interest income and non-interest income and an increase in non-interest expense. The ongoing net losses from operations remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained, and the limitations in the Cease and Desist Order restricting the bank's lending in the commercial, commercial real estate and construction areas adversely affect the ability of the bank to return to profitability. Further, the bank has been managing its assets and liabilities to maintain the capitalized status required to effect the sale of the bank, and the OTS has recognized that approach by modifying the Cease and Desist Order to extend compliance with the 6% and 12% capital requirements to December 31, 2008. Processing of the Summit application to acquire the company and the bank continued under the new definitive merger agreement until that agreement was terminated by mutual consent of the parties on December 15, 2008. Because of the bank's loans to one borrower limit, and the issuance of the Cease and Desist Order by the Office of Thrift Supervision, the bank is unable to expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will continue to cause earning assets to decline, adversely impacting earnings. Further, margin pressure from the yield curve also presents a challenging environment which limits the bank's ability to increase our net interest margin.

         NET INTEREST INCOME. An important source of our earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans, investment securities and mortgage-backed securities, and interest paid on interest-bearing liabilities such as deposits and borrowings. The level of net interest income is determined primarily by the relative average balances of interest-earning assets and in combination with the yields earned on the interest-earning assets and the rates paid on the interest-bearing liabilities. The correlation between the repricing of interest rates on assets and on liabilities also influences net interest income.

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                              Years ended September 30,                Difference
                                            -------------------------------  -------------------------------
                                                2008             2007             Amount            %
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest income:
   Loans                                      $ 10,388         $ 14,173        $ (3,785)         (26.71)%
   Investments                                   2,511            4,248          (1,737)         (40.89)
------------------------------------------------------------------------------------------------------------
Total                                           12,899           18,421          (5,522)         (29.98)
------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                      6,844            9,331          (2,487)         (26.65)
   Borrowings                                    2,202            2,662            (460)         (17.28)
------------------------------------------------------------------------------------------------------------
Total                                            9,046           11,993          (2,947)         (24.57)
------------------------------------------------------------------------------------------------------------
Net interest income                           $  3,853         $  6,428        $ (2,575)         (40.06)%
============================================================================================================

         The decrease in net interest income for fiscal year 2008, from the comparable period one year ago, resulted primarily from a $54.6 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $4.8 million more than the decline in average interest-bearing liabilities. That decrease was coupled with a 59 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.36% for fiscal year 2007 to 1.77% for fiscal year 2008. The decrease in net interest margin was also affected by the average yield on interest-earning assets decreasing by 84 basis points while the average cost of interest-bearing liabilities only decreased by 32 basis points.

        The interest rate environment has been a difficult one for most financial institutions. With the Federal Reserve lowering its benchmark discount rate several times this year and with long-term rates close to or at all time lows, the prospects of expanding interest rate spread and net interest margin has been difficult. With the reduction in the rates on loans we would typically lower the rates we pay for deposits, but intense competition for deposits has made the bank reluctant to drop its rates, squeezing net interest margin. We expect the interest rate environment to remain challenging and we believe it will continue to have an impact on our net interest margin and net interest rate spread.

         INTEREST INCOME. Interest income for the fiscal year ended September 30, 2008 decreased $5.5 million compared to fiscal year 2007, primarily as a result of a $54.6 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were coupled with a decrease of 84 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $2.9 million decrease in interest expense for fiscal year 2008 compared to fiscal year 2007 was principally the result of a $49.8million year to year decrease in the average amount of deposits and borrowings, primarily due to a decrease of $38.4 million in average deposits. The decrease in the average interest-bearing liabilities was coupled with a 32 basis point decrease in the cost of funds on average deposits and borrowings. The decrease in interest expense on deposits was primarily due to the decrease in wholesale and retail certificates of deposit. That decline was coupled with a 46 basis point decrease in rates paid on deposits, primarily due to lower pricing on new and renewed time deposits.

         The decrease in interest expense on borrowings for fiscal 2008, when compared to the 2007 period, was principally the result of a $11.4 million decrease in average borrowings and was partially offset by a 45 basis point increase in the cost of borrowed funds. Components accountable for the decrease of $460,000 in interest expense on borrowings were a $626,000 decrease relating to average volume, offset in part by a $166,000 increase relating to average cost.

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

                                          ----------------------------------------------------------------
                                                              Year Ended September 30,
                                          ----------------------------------------------------------------
                                                        2008                             2007
                                          ----------------------------------------------------------------
                                                      Interest    Average              Interest   Average
                                           Average    Income/     Yield/    Average     Income/   Yield/
                                           Balance    Expense      Rate     Balance     Expense    Rate
                                          ---------- ---------  --------- ------------ --------- ---------
(Dollars in Thousands)
Interest-earning assets:
   Real estate loans                      $ 85,031    $ 5,702     6.71%    $ 91,132    $ 6,693     7.34%
   Consumer loans                           51,146      2,885     5.64       55,420      4,353     7.85
   Commercial business loans                25,878      1,801     6.96       38,018      3,127     8.23
                                          ---------   --------   ------    ---------   --------  -------
      Total loans                          162,055     10,388     6.41      184,570     14,173     7.68
Investment securities                       42,186      1,815     4.30       64,011      3,184     4.97
Mortgage-backed securities                  13,602        696     5.12       23,848      1,064     4.46
                                          ---------   --------   ------    ---------   --------  -------
      Total interest-earning assets        217,843     12,899     5.92      272,429     18,421     6.76
                                                      --------   ------                --------  -------
Non-earning assets                          11,087                           11,707
                                          ---------                        ---------
  Total assets                            $228,930                         $284,136
                                          =========                        =========

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings accounts                       $  1,940         18     0.93      $ 2,969         27     0.91
   Now and money market accounts            56,268      1,586     2.82       77,997      2,791     3.58
   Certificates of deposit                 117,498      5,240     4.46      133,152      6,513     4.89
                                          ---------   --------   ------    ---------   --------  -------
      Total deposits                       175,706      6,844     3.90      214,118      9,331     4.36
   FHLB advances                            25,365      1,521     6.00       33,064      1,806     5.46
   Other borrowings                         11,607        681     5.87       15,264        856     5.61
                                          ---------   --------   ------    ---------   --------  -------
  Total interest-bearing liabilities       212,678      9,046     4.25      262,446     11,993     4.57
                                                      --------   ------                --------  -------
Noninterest-bearing
   liabilities:
Noninterest-bearing
   demand deposits                           8,728                           11,595
Other liabilities                            1,986                            2,224
                                          ---------                        ---------
  Total liabilities                        223,392                          276,265
Stockholders' equity                         5,538                            7,871
                                          ---------                        ---------
  Total liabilities and
     stockholders' equity                 $228,930                         $284,136
                                          =========                        =========
Net interest income                                    $3,853                           $6,428
                                                       =======                          =======
Interest rate spread                                              1.67%                            2.19%
                                                                 =======                          ======
Net interest margin                                               1.77%                            2.36%
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

                                               Year Ended September 30, 2008
                                                     Compared to Year
                                                 Ended September 30, 2007
                                                  Change Attributable to
                                          -------------------------------------------
                                              Volume          Rate          Total
----------------------------------------------------------------------------------------
(In Thousands)
Real estate loans                           $   (448)      $  (543)      $   (991)
Consumer loans                                  (336)       (1,132)        (1,468)
Commercial business loans                       (999)         (327)        (1,326)
----------------------------------------------------------------------------------------
      Total loans                             (1,783)       (2,002)        (3,785)
Investments                                   (1,086)         (283)        (1,369)
Mortgage-backed securities                      (457)           89           (368)
----------------------------------------------------------------------------------------
Total interest-earning assets               $ (3,326)      $(2,196)      $ (5,522)
========================================================================================

Savings accounts                            $     (9)      $     -       $     (9)
Now and money market accounts                   (778)         (427)        (1,205)
Certificates of deposit                         (766)         (507)        (1,273)
----------------------------------------------------------------------------------------
  Total deposits                              (1,553)         (934)        (2,487)
FHLB advances                                   (421)          136           (285)
Other borrowings                                (205)           30           (175)
----------------------------------------------------------------------------------------
Total interest-bearing liabilities          $ (2,178)      $  (769)      $ (2,947)
========================================================================================
Change in net interest income               $ (1,148)      $(1,427)      $ (2,575)
========================================================================================

         PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance is based on two basic principles of accounting: (1) SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No.114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, which requires that losses be accrued based on the differences between the value of collateral, the present value of future cash flows or values that are observable in the secondary market and the loan balance.

         Our allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of those components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to allocate an allowance for individual loans identified as impaired. For those loans, we analyze the fair value of the collateral underlying the loan and consider the estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan), we recognize impairment and establish a specific reserve for the impaired loan. Large groups of smaller balance and homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment testing unless such loans become 90 days or more past due.

         The general allowance is determined by aggregating un-criticized loans, those loans not classified under our internal asset classification system, and loans identified for impairment testing for which no impairment was identified into one of six categories: single family residential mortgages; home equity lines of credit; construction and land; commercial real estate; commercial and industrial; and other consumer loans. We then apply allowance factors which, in the judgment of management, represent the expected losses over the life of the loans. In determining those factors, we consider the following: delinquencies and overall risk ratings, historical loss experience, trends in volume and terms of loans, effects of changes in lending policy, the experience, and depth of the borrowers' management, current economic conditions affecting the borrowers' ability to repay, quality of loan review system and the effect of external factors (e.g., competition and regulatory requirements). The general allowance also includes those loans that have been classified under our internal asset classification system. We typically apply a 5% loss factor to loans classified as special mention, a 10% loss factor to loans classified as substandard and a 50% loss factor to loans classified as doubtful, where the loan has not been determined to be impaired. Loans classified as loss loans are fully reserved or charged off. On an annual basis, or more often if deemed necessary, the bank has contracted with an independent outside third party to review its loan portfolio. The focus of that review is to identify the extent of potential and actual risk in the bank's commercial loan portfolio and in our underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussions with the operational staff, including the line lenders and senior management. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgment about information available to them at the time of their examination. In the most recent examination made in June 2008 the OTS did not indicate the need to increase the allowance for loan losses.

         Non-performing assets were $3.0 million or 1.47% of total assets at September 30, 2008, compared to non-performing assets of $1.3 million or 0.55% of total assets at September 30, 2007. At September 30, 2008, assets of $1.9 million were classified as substandard and $1.1 million was real estate owned. A $3.4 million provision for loan losses was recorded during the year ended September 30, 2008, compared to a provision of $685,000 during the year ended September 30, 2007. The $2.7 million increase in the provision for loan losses of from the year ago period was required as a result of the deterioration in asset quality during the current period coupled with a provision of $1.6 million for loans determined to be impaired and classified as doubtful. Coupled with the increase in non-performing assets, the bank increased the outstanding balance of commercial real estate loans which require a larger allocated allowance provision. That increase in provision for those loans was offset with an overall decline in the size of the bank's loan portfolio.

         NON-INTEREST INCOME. Non-interest income decreased $4.3 million during fiscal 2008, over fiscal 2007. That decrease primarily reflected the decrease of $4.3 million in gain recognized from the sale of the bank's Pasadena, Maryland, branch in August of 2007, with no comparable action in the current year, and was coupled with decreases in service fees on loans and deposits. Those decreases were partially offset by a decline in losses on derivatives, and an increase in other operating income. The sale of the Pasadena branch office was established as a condition to the completion of the then pending merger of the company with and into Summit and closed on August 24, 2007.

         The following table presents a comparison of the components of non-interest income.

                                                 Years Ended September 30,                Difference
                                             -------------------------------- ------------------------------------
                                                  2008             2007           Amount               %
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Noninterest income:
   Service fees on loans                           $ 133          $   169        $    (36)          (21.30)%
   Service fees on deposits                          397              444             (47)          (10.59)
   Gain (loss) on derivatives                        (14)             (21)              7            33.33
   Other operating income                             30               23               7            30.43
   Gain on branch sale                                 -            4,255          (4,255)         (100.00)
------------------------------------------------------------------------------------------------------------------
      Total noninterest income                     $ 546          $ 4,870        $ (4,324)          (88.79)%
==================================================================================================================

         NON-INTEREST EXPENSE. Noninterest expense for fiscal 2008 amounted to $10.2 million, an increase of $577,000 or 5.99% from the $9.6 million incurred in fiscal 2007. The increase was distributed over various non-interest expense categories with the contributors being professional services, deposit insurance premiums, other real estate owned expense and other operating expense. The increase in professional services resulted primarily from fees related to the proposed merger. The increase in deposit insurance premiums resulted from a special credit received in the year-ago period, which was not repeated in the current period, and higher premium rates in the current period. The increase in other operating expense resulted from goodwill impairment charge. Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required to write down the goodwill to the proper carrying value. Based on the results of these tests, the bank concluded that the entire amount of goodwill had been impaired and an expense of $956,000 was recognized in other operating expense during 2008. There was no comparable charge during the prior fiscal year. Those increases in expense were offset by decreases totaling $1.2 million in compensation, occupancy expense, advertising, furniture fixtures and equipment and data processing.

         The following table presents a comparison of the components of noninterest expense.

                                                 Years Ended September 30,                Difference
                                               ------------------------------   -------------------------------
                                                   2008            2007            Amount             %
 --------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
 Noninterest expense:
    Compensation and employee benefits            $  3,514         $ 4,446         $ (932)         (20.96)%
    Occupancy                                        1,315           1,394            (79)          (5.67)
    Professional services                            1,665           1,128            537           47.61
    Advertising                                         35             130            (95)         (73.08)
    Deposit insurance premium                          530              69            461          668.12
    Furniture, fixtures and equipment                  426             516            (90)         (17.44)
    Data processing                                    827             877            (50)          (5.70)
    Other real estate owned expense                     25               -             25             n/a
    Goodwill impairment                                956               -            956             n/a
    Other operating expense                            909           1,066           (157)         (14.73)
 --------------------------------------------------------------------------------------------------------------
 Total noninterest expense                        $ 10,202         $ 9,626         $  576            5.65%
 ==============================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for current income taxes for the fiscal year ended September 30, 2008 due to our operating losses. That is compared to a provision of $36,000 made for fiscal 2007 which was due to the alternative minimum tax. However, the bank reduced its net deferred tax asset by $1.7 million for the fiscal year ended September 30, 2008, as a result of increasing the allowance on the deferred tax asset during the period. In addition the Office of Thrift Supervision issued a Cease and Desist Order mandating a 6% core capital ratio and a 12% total risk-based capital ratio. With the reduction in the bank's capital level, and higher capital requirements, the bank has had to lower its earning asset growth. That in turn, negatively impacts expected future earnings and required the reduction in the carrying value of its deferred tax asset.

CONTRACTUAL COMMITMENTS AND OBLIGATIONS

         The following summarizes the company's contractual cash obligations and commercial commitments, including maturing certificates of deposit, as of September 30, 2008, and the effect such obligations may have on liquidity and cash flow in future periods.

                                                     Less Than    Two-Three    Four-Five     After Five
                                         Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
FHLB Advances (1)                      $ 27,000      $ 2,000     $ 25,000       $    -        $      -
Reverse repurchase agreements             1,909        1,909            -            -               -
Subordinated debt securities (2)         25,982          655        1,310        1,310          22,707
Operating leases                          2,942        1,086        1,338          252             266
-----------------------------------------------------------------------------------------------------------
     Total obligations                 $ 57,833      $ 5,650     $ 27,648      $ 1,562        $ 22,973
===========================================================================================================
(1) The company expects to refinance these short and medium-term obligations under substantially the same terms and conditions.
(2) Includes principal and interest due on our junior subordinated debt securities.

OTHER COMMERCIAL COMMITMENTS
                                                     Less Than    Two-Three    Four-Five     After Five
                                         Total       One Year       Years        Years         Years
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Certificates of deposit maturities (1)  $ 98,305     $ 85,316      $ 9,898      $ 2,998            $ 93
Loan originations                          1,963        1,963            -            -               -
Unfunded lines of credit (2)              96,262       96,262            -            -               -
Standby letter of credit                     118          118            -            -               -
-----------------------------------------------------------------------------------------------------------
     Total                              $196,648     $183,659      $ 9,898      $ 2,998            $ 93
===========================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposit based on current market interest rates.
(2) Revolving lines of credit secured by one-to-four dwelling units and commercial lines that remain unfunded. The committed amount of these lines total $95.4 million.

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

         The table below illustrates the maturities or repricing of the company's assets and liabilities, including noninterest-bearing sources of funds, to specific periods, at September 30, 2008. Estimates and assumptions concerning allocating prepayment rates of major asset categories are based on information obtained from Farin and Associates on projected prepayment levels on mortgage-backed and related securities and decay rates on savings, NOW and money market accounts. The bank believes that such information is consistent with our current experience.

  -----------------------------------------------------------------------------------------------------------------------
                                                                                       Three
                                                     91 Days     181 Days   One Year  Years to     Five
                                          90 Days     to 180      to One    to Three    Five      Years or
  Maturing or Repricing Periods           or Less      Days        Year       Years     Years       More       Total
  -----------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)
  Interest-earning assets
  Loans:
     Adjustable and balloon              $ 13,501    $  3,641   $  7,103    $ 12,165   $  4,862    $   285   $ 41,557
     Fixed-rate                             1,139       2,868      4,542       8,391     10,595     14,228     41,763
     Commercial business                    8,361         198        410       1,833        743        893     12,438
     Consumer                              51,158          81        146         374        163        168     52,090
  Investment securities                    27,869          37         72         213      3,217        933     32,341
  Mortgage-backed securities                3,434       3,377      4,118          36          6         12     10,983
  -----------------------------------------------------------------------------------------------------------------------
        Total                             105,462      10,202     16,391      23,012     19,586     16,519    191,172
  -----------------------------------------------------------------------------------------------------------------------
  Interest-bearing liabilities:
  Deposits:
     Savings accounts                       1,988           -          -           -          -          -      1,988
     NOW accounts                           8,816           -          -           -          -          -      8,816
     Money market accounts                 47,082           -          -           -          -          -     47,082
     Certificates of deposit               52,006      22,902     10,407       9,898      2,998         93     98,304
  Borrowings:
     FHLB advances                          2,000           -          -      25,000          -          -     27,000
     Other borrowings                       1,909           -          -           -          -      9,383     11,292
  -----------------------------------------------------------------------------------------------------------------------
        Total                             113,801      22,902     10,407      34,898      2,998      9,476   $194,482
  -----------------------------------------------------------------------------------------------------------------------
  GAP                                    $ (8,339)   $(12,700)    $5,984    $(11,886)  $ 16,588    $ 7,043   $ (3,310)
  =======================================================================================================================
  Cumulative GAP                         $ (8,339)   $(21,039)  $(15,055)   $(26,941)  $(10,353)   $(3,310)
  ===========================================================================================================
  Ratio of Cumulative GAP
  to total interest earning assets          (4.36)%    (11.01)%    (7.88)%    (14.09)%    (5.42)%    (1.73)%
  ===========================================================================================================

         As indicated in the interest rate sensitivity table, the 181 day to one-year cumulative gap, representing the total net assets and liabilities that are projected to re-price over the next year, was liability sensitive in the amount of $15.1 million at September 30, 2008.

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

         Management uses two other analyses to manage interest rate risk: (1) an earnings-at-risk analysis to develop an estimate of the direction and magnitude of the change in net interest income if rates move up 200 or down 100 basis points; and (2) a value-at-risk analysis to estimate the direction and magnitude of the change in net portfolio value if rates move up 200 basis points or down 100 basis points. Currently the bank uses a sensitivity of net interest income analysis prepared by Farin and Associates to measure earnings-at-risk and the Office of Thrift Supervision Interest Rate Risk Exposure Report to measure value-at-risk.

         The following table sets forth the earnings at risk analysis that measures the sensitivity of net interest income to changes in interest rates at September 30, 2008:

                                      Net Interest Income Sensitivity Analysis
                        ---------------------------------------------------------------------
                                                               Basis Point       Percent
                         Changes in Rate    Net Interest        Change          Change From
                         by Basis Point        Margin          From Base          Base
                        ----------------- ----------------  --------------- -----------------
                              +200             2.91%           (0.06)%           (1.97)%
                              +100             2.97%            0.00%            (0.01)%
                               +0              2.97%              -                -
                              -100             2.88%           (0.09)%           (3.07)%

         In a declining rate scenario the bank is not within the limits established by the board of directors. Management will monitor the situation over the next several quarters to determine if a change should be made in our position.

         The above table indicates that, based on an immediate and sustained 200 basis point increase in market interest rates, net interest margin, as measured as a percent of total assets, would decrease by 6 basis points or 1.97% and, if interest rates decrease 100 basis points, net interest margin, as a percent of total assets, would decrease by 9 basis points or 3.07%.

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

         Presented below is an analysis of our interest rate risk, as of September 30, 2008, as measured by changes in net portfolio value for parallel shifts of up 200 and down 100 basis points in market interest rates:

                                                         Net Portfolio Value as a Percent of
                           Net Portfolio Value               the Present Value of Assets
                    ----------------------------------  --------------------------------------
Changes in Rates         Dollar        Percent            Net Portfolio         Change in
     (bp)                Change        Change              Value Ratio          NPV Ratio
----------------------------------------------------------------------------------------------
                        (Dollars in thousands)
         +200           $ (1,598)          (10.35)%             6.61%               (0.66)%
         +100               (718)           (4.65)              6.98                (0.29)
           +0                  -                -               7.27                    -
         -100                142             0.92               7.31                 0.04

         The decline in net portfolio value of $1.6 million or 10.35% in the event of a 200 basis point increase in rates is a result of the current amount of adjustable rate loans and investments held by the bank as of September 30, 2008 and currently is within the limits established by the board of directors. The foregoing increase in net portfolio value, in the event of a decrease in interest rates of 100 basis points, currently exceeds the company's internal board guidelines.

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

                                ----------------------------------------------------------------
                                                      Year Ended September 30,
                                ----------------------------------------------------------------
                                              2007                             2006
                                ----------------------------------------------------------------
                                            Interest    Average              Interest   Average
                                 Average    Income/     Yield/    Average     Income/   Yield/
                                 Balance    Expense      Rate     Balance     Expense    Rate
                                ---------- ---------  --------- ------------ --------- ---------
(Dollars in Thousands)
Interest-earning assets:
   Real estate loans            $ 91,132   $ 6,693      7.34%    $ 93,390    $ 6,699      7.17%
   Consumer loans                 55,420     4,353      7.85       65,338      4,701      7.19
   Commercial business loans      38,018     3,127      8.23       34,960      2,466      7.05
                                ---------  --------    ------    ---------   --------    -------
      Total loans                184,570    14,173      7.68      193,688     13,866      7.16
Investment securities             64,011     3,184      4.97       66,789      3,353      5.02
Mortgage-backed
   securities                     23,848     1,064      4.46       43,979      1,575      3.58
                                ---------  --------    ------    ---------   --------    -------
      Total interest-earning
         assets                  272,429    18,421      6.76      304,456     18,794      6.17
                                           --------    ------                --------   --------
Non-earning assets                11,707                           10,677
                                ---------                        ---------
  Total assets                  $284,136                         $315,133
                                =========                        =========

Liabilities and Stockholders'
Equity:
Interest-bearing liabilities:
   Savings accounts             $  2,969        27      0.91     $  5,190         48      0.92
   Now and money market
      accounts                    77,997     2,791      3.58       73,485      2,430      3.31
   Certificates of deposit       133,152     6,513      4.89      131,636      5,231      3.97
                                ---------  --------    ------    ---------   --------    -------
      Total deposits             214,118     9,331      4.36      210,311      7,709      3.67
   FHLB advances                  33,064     1,806      5.46       44,894      2,266      5.05
   Other borrowings               15,264       856      5.61       31,624      1,608      5.08
                                ---------  --------    ------    ---------   --------    -------
  Total interest-bearing
     liabilities                 262,446    11,993      4.57      286,829     11,583      4.04
                                           --------    ------                --------   --------
Noninterest-bearing
   liabilities:
Noninterest-bearing
   demand deposits                11,595                           14,993
Other liabilities                  2,224                            1,147
                                ---------                        ---------
  Total liabilities              276,265                          302,969
Stockholders' equity               7,871                           12,164
                                ---------                        ---------
  Total liabilities and
     stockholders' equity       $284,136                         $315,133
                                =========                        =========
Net interest income                        $ 6,428                           $ 7,211
                                           ========                          ========
Interest rate spread                                    2.19%                             2.13%
                                                      ========                          ========
Net interest margin                                     2.36%                             2.37%
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

                                      Year Ended September 30, 2007
                                            Compared to Year
                                        Ended September 30, 2006
                                         Change Attributable to
                                    ------------------------------------
                                       Volume       Rate       Total
------------------------------------------------------------------------
(In Thousands)
Real estate loans                     $  (162)    $  156      $   (6)
Consumer loans                           (714)       366        (348)
Commercial business loans                 216        445         661
------------------------------------------------------------------------
      Total loans                        (660)       967         307
Investments                              (139)       (30)       (169)
Mortgage-backed securities               (721)       210        (511)
------------------------------------------------------------------------
Total interest-earning assets         $(1,520)    $1,147      $ (373)
========================================================================

Savings accounts                      $   (21)    $    -      $  (21)
Now and money market accounts             149        212         361
Certificates of deposit                    60      1,222       1,282
------------------------------------------------------------------------
  Total deposits                          188      1,434       1,622
FHLB advances                            (597)       137        (460)
Other borrowings                         (832)        80        (752)
------------------------------------------------------------------------
Total interest-bearing liabilities    $(1,241)    $1,651      $  410
========================================================================
Change in net interest income         $  (279)     $(504)     $ (783)
========================================================================

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

         The following table presents a comparison of the components of noninterest expense.

                                                 Years Ended September 30,                Difference
                                               ------------------------------   -------------------------------
                                                   2007            2006            Amount             %
 --------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
 Noninterest expense:
    Compensation and employee benefits             $ 4,446         $ 4,718        $  (272)         (5.77)%
    Occupancy                                        1,394           1,337             57           4.26
    Professional services                            1,128           1,227            (99)         (8.07)
    Advertising                                        130             628           (498)        (79.30)
    Deposit insurance premium                           69             101            (32)        (31.68)
    Furniture, fixtures and equipment                  516             554            (38)         (6.86)
    Data processing                                    877             919            (42)         (4.57)
    Other operating expense                          1,066           1,601           (535)        (33.42)
 --------------------------------------------------------------------------------------------------------------
 Total noninterest expense                         $ 9,626         $11,085        $(1,459)        (13.16)%
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

         The bank's most liquid assets are cash and cash equivalents, interest bearing deposits and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $43.7 million, or 21.61% of total assets.

         The primary investing activities of the bank are the origination of residential one- to four-family loans, commercial real estate loans, real estate construction and development loans, commercial business and consumer loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. The limitations in the Cease and Desist Order restricting the bank's lending in the commercial, commercial real estate and construction areas adversely affect the ability of the bank to lend in those areas. During the year ended September 30, 2008, the bank's loan originations and purchases totaled $66.3 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed and mortgage related securities or other investment securities during the year ended September 30, 2008. All of our investment securities are classified as either available for sale or held to maturity and for the period ended September 30, 2008 and those where fair value is less than cost were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity at such time as principal is repaid. The fluctuation in value of our portfolio is primarily the result of changes in market rates rather than due to the credit quality of the issuer. The Company has the ability and liquidity to hold those securities until such time as the value recovers or the securities mature.

         The bank has other sources of liquidity if a need for additional funds arises. At September 30, 2008, the bank had $27.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $11.0 million at that date. Depending on market conditions, the pricing of deposit products and FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth. All advances to the bank from the FHLB of Atlanta require the approval of the FHLB's executive committee.

         At September 30, 2008, the bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $98.3 million. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 2008, totaled $85.3 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

         CAPITAL RESOURCES. At September 30, 2008, the bank exceeded minimum regulatory capital requirements with a tangible capital level of $10.9 million, or 5.27% of total adjusted assets, which exceeds the required level of $3.1 million, or 1.50%; core capital of $10.9 million, or 5.27% of total adjusted assets, which exceeds the required level of $8.2 million, or 4.00%; and risk-based capital of $11.7 million, or 8.39% of risk-weighted assets, which exceeds the required level of $11.2 million, or 8.00%. However, under the Cease and Desist Order, as amended, requires the bank to have and maintain a minimum Tier I Core Capital ratio of 6% and a minimum Total Risk-Based Capital ratio of 12% at December 31, 2008. In the current economic environment, the bank has not been able to raise sufficient additional capital to comply with the capital requirements of the Cease and Desist Order. Without a waiver by the Office of Thrift Supervision or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities, or place the bank in conservatorship or receivership). If the bank is placed in conservatorship or receivership, it is highly likely that such action would lead to a complete loss of all value of the company's ownership interest in the bank. In addition, further restrictions could be placed on the bank if it were determined that the bank was undercapitalized, significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as any level of undercapitalization increased.

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

         On December 19, 2006, the company announced that the first quarter distribution on the Greater Atlantic Capital Trust I 6.50% Cumulative Convertible Trust Preferred Securities scheduled for December 31, 2006, as well as future distributions on the Trust Preferred Securities, would be deferred. The announcement by the company followed advice received by the bank from the Office of Thrift Supervision that it would not approve the bank's application to pay a cash dividend to the company. Accordingly, the company exercised its right to defer the payment of interest on its 6.50% Convertible Junior Subordinated Debentures Due 2031 related to the Trust Preferred Securities, for an indefinite period (which can be no longer than 20 consecutive quarterly periods). Additionally, the bank is prohibited under the Cease and Desist Order from paying dividends or making any other capital distributions to the company without the prior written approval of the Regional Director of the Office of Thrift Supervision.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Please refer to the index on page 67 for the Consolidated Financial Statements of Greater Atlantic Financial Corp. and subsidiaries, together with the report thereon by BDO Seidman, LLP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Registrant's accountants on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

         An evaluation of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2008, was carried out under the supervision and with the participation of the company's Chief Executive Officer, Chief Financial Officer and several other members of the company's senior management. The company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the company in the reports it files or submits under the Act is: (i) accumulated and communicated to the company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of the company's published financial statements.

         All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

         The management of the company has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of September 30, 2008, the company's internal control over financial reporting was effective based on those criteria.

         This annual report does not include the attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

         There were no changes in the company's internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

         During the quarter ended September 30, 2008, the company filed Current Reports on Form 8-K for all information required to be disclosed in reports on Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

         The following table sets forth information regarding the board of directors of the company. Each of the directors of the company is also a director of the bank.

                                                                                                      Director      Term
             Name                    Age               Position(s) Held With the Company               Since       Expires
 ------------------------------    --------    --------------------------------------------------    ----------    ---------
 Carroll E. Amos                     61        Director, President and Chief Executive Officer         1997          2008

 Sidney M. Bresler                   54        Director                                                2003          2010

 Charles W. Calomiris                51        Director, Chairman of the Board of Directors            2001          2008

 Jeffrey W. Ochsman                  56        Director                                                1999          2009

 James B. Vito                       83        Director                                                1998          2008

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth information regarding the executive officers of the company and the bank who are not also directors.

             Name                  Age                               Position(s) Held With the Company
 -----------------------------    -------    ----------------------------------------------------------------------------------
 Edward C. Allen                    60       Senior Vice President and Chief Operating Officer of the Bank and Corporate
                                             Secretary of the Company and the Bank

 Justin R. Golden                   58       Senior Vice President, Consumer Lending, of the Bank

 Gary L. Hobert                     59       Senior Vice President, Commercial Business Lending, of the Bank

 Robert W. Neff                     61       Senior Vice President, Commercial Real Estate Lending, of the Bank

 David E. Ritter                    58       Senior Vice President and Chief Financial Officer of the Company and the Bank

         Each of the executive officers of the company and the bank holds his office until his successor is elected and qualified or until removed or replaced. Officers are subject to re-election by the board of directors annually.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the company believes that all filing requirements applicable to its executive officers and directors were met during fiscal 2008.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the cash compensation paid by the company for services rendered in all capacities during the fiscal year ended September 30, 2008, to the Chief Executive Officer, and for each of the other executive officers of the company who received salary and bonus in excess of $100,000 (collectively, the "Named Executive Officers").

                                                                                        Change in
                                                                                         Pension
                                                                                        Value and
                                                                                Non-    Nonquali-
                                                                               Equity    ified
                                                                              Incentive  Deferred
                                                                                Plan     Compen-
                                                                    Stock      Compen-   sation      All Other
                                         Fiscal   Salary   Bonus    Awards     sation    Earnings   Compensation       Total
    Name and Principal Position           Year     ($)      ($)      ($)         ($)       ($)          ($)             ($)
    ------------------------------------ ------- --------- ------- --------- ---------- ---------- --------------- -------------
    Carroll E. Amos                       2008   $182,000   $ -      $ -        $ -        $ -          $ -          $182,000
      President and Chief
      Executive Officer

    Edward C. Allen                       2008   $121,320   $ -      $ -        $ -        $ -          $ -          $121,320
      Senior Vice President, Chief                                                                                      -
       Operating Officer and Secretary

    David E. Ritter                       2008   $114,000   $ -      $ -        $ -        $ -          $ -          $114,000
      Senior Vice President and
      Chief Financial Officer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table sets forth certain information concerning option awards held by the named executive officers that were outstanding as of September 30, 2008. There were no other equity awards held by the named executive officers at September 30, 2008. All of the option awards set forth in the table below were immediately exercisable by the recipient upon grant.

                                                    Number of        Number of
                                                   Securities       Securities
                                                   Underlying       Underlying
                                                   Unexercised      Unexercised
                                                     Options          Options           Option          Option
                                                       (#)              (#)            Exercise       Expiration
Name and Principal Position                        Exercisable     Unexercisable        Price            Date
------------------------------------------------- --------------- ---------------- --------------- -----------------
Carroll E. Amos                                         3,000            -              $6.00          12/01/09
  President and Chief                                   8,666            -               4.00          12/14/10
  Executive Officer                                    20,000            -               9.00          01/01/12
                                                       10,000            -               8.50          10/20/13

Edward C. Allen                                         2,000            -              $6.00          12/01/09
  Senior Vice President, Chief Operating                9,000            -               4.00          12/14/10
   Officer and Secretary                                4,000            -               7.00          01/01/12
                                                        3,000            -               8.50          10/20/13

David E. Ritter                                         3,000            -              $6.00          12/01/09
  Senior Vice President and                             8,000            -               4.00          12/14/10
  Chief Financial Officer                               4,000            -               7.00          01/01/12
                                                        3,000            -               8.50          10/20/13


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

         The following table sets forth information regarding persons known to be beneficial owners of more than five percent of the company's outstanding Common Stock as of December 22, 2008.

                                                                 Amount and Nature of
                                   Name and Address                   Beneficial               Percent
     Title of Class               of Beneficial Owner                  Ownership               of Class
------------------------------------------------------------------------------------------------------------
      Common Stock        Charles W. Calomiris
                          251 Fox Meadow Road
                          Scarsdale, New York 10583              176,807 shares(1)(2)          5.85%

      Common Stock        Robert I. Schattner, DDS
                          121 Congressional Lane
                          Rockville, MD 20852                    432,328 shares(1)(3)         14.30%

      Common Stock        The Ochsman Children Trust
                          1650 Tysons Boulevard
                          McLean, VA 22102                       238,597 shares(1)(4)          7.89%

      Common Stock        George W. Calomiris
                          4848 Upton Street, N.W.                190,548 shares(5)             6.13%
                          Washington, DC  20016

      Common Stock        Jenifer Calomiris
                          4919 Upton Street, N.W.                181,271 shares(6)             5.84%
                          Washington, D.C. 20016

      Common Stock        Katherine Calomiris Tompros
                          5100 Van Ness Street, N.W.             181,471 shares(7)             5.85%
                          Washington, D.C. 20016

-------------------
(1) Does not include shares of preferred securities presently convertible into 114,841, 330,099 and 69,545 shares of common stock held, respectively, by Charles W. Calomiris Dr. Schattner and the Ochsman Children Trust.
(2)    The information furnished is derived from a Schedule 13D filed by Charles
       W. Calomiris on July 25, 2003, and a Form 4 filed on July 24, 2003.
(3) The information furnished is derived from a Schedule 13D and a Form 4 filed by Robert I Schattner filed on September 6, 2005.
(4) The information furnished is derived from a Schedule 13D filed by The Ochsman Children Trust on April 9, 2002.
(5) Includes shares of preferred securities presently convertible into 85,754 shares of common stock held by George W. Calomiris. The information furnished is derived from a Schedule 13D filed by George Calomiris on December 7, 2004.
(6) Includes shares of preferred securities presently convertible into 79,747 shares of common stock held by Jenifer Calomiris. The information furnished is derived from a Schedule 13D filed by Jenifer Calomiris on March 21, 2003.
(7) Includes shares of preferred securities presently convertible into 79,747 shares of common stock held by Katherine Calomiris Tompros. The information furnished is derived from a Schedule 13D filed by Katherine Calomiris Tompros on March 21, 2003.

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of December 22, 2008, the names of the directors, and executive officers of the company as well as their ages; a brief description of their recent business experience, including present occupations and employment; certain directorships held by each; the year in which each became a director of the company and the year in which his term as director of the company expires. This table also sets forth the amount of Common Stock and the percent thereof beneficially owned as of the December 22, 2008 by each director and all directors and executive officers as a group as of December 22, 2008.

                                                                       Expiration        Shares of
Name and Principal                                                        of            Common Stock       Ownership as of
Occupation at Present                                     Director      Term as          Beneficial          Percent of
and for Past Five Years                           Age     Since (1)     Director          Owned(1)             Class
----------------------------------------------- ------- ------------  ------------    -----------------   --------------------
   Charles W. Calomiris, Chairman of the          51       2001          2008           176,807(2)(3)             5.85%
   Board of the Company, is the Henry Kaufman
   Professor of Finance and Economics at the
   Columbia University Graduate School of
   Business.

   Carroll E. Amos, President and Chief           61       1997          2008            44,060(4)                1.46%
   Executive Officer of the company, is
   a private investor who until 1996 served
   as President and Chief Executive Officer
   of 1st Washington Bancorp and
   Washington Federal Savings Bank.

   James B. Vito is Managing General              83       1998          2008            79,042(2)                2.61%
   Partner, James Properties, engaged in the
   sale and management of property.

   Jeffrey W. Ochsman is an attorney and          56       1999          2009               500                    *
   partner of the law firm of Friedlander,
   Misler, Sloan, Kletzkin & Ochsman, PLLC.

   Sidney M. Bresler is a Director, Chief         54       2003          2010               500                    *
   Executive Officer and Chief Operating
   Officer of Bresler & Reiner, Inc., engaged
   in residential land development and
   construction and rental property ownership
   and management.

                                                                           Shares of
 Name and Principal                                                       Common Stock
 Occupation at Present                                                   Beneficially          Ownership as A
 and for Past Five Years                                     Age            Owned(1)           Percent of Class
 --------------------------------------------------------- -------   ----------------------  --------------------
 EXECUTIVE OFFICERS
 WHO ARE NOT DIRECTORS
    Edward C. Allen joined the bank as Chief Financial        60            550(4)                     *
    Officer and became Chief Operating Officer in 1997.

    David E. Ritter joined the bank and the company as a      58            300(4)                     *
    Senior Vice President and Chief Financial Officer in
    1998.

 All directors and executive officers as a group (seven                    301,759                   9.98%
 persons)(3)

(1) Each person effectively exercises sole voting or dispositive power as to shares reported.
(2) Does not include shares of preferred securities presently convertible into 114,841, 34,970, and 6,431 shares of common stock held, respectively, by Messrs. Calomiris, Vito, and Amos.
(3) Includes 128,727 shares held directly, 10,000 shares held by his spouse and 38,080 shares held as custodian for minor children.
(4) Does not include presently exercisable options to purchase 41,666 shares granted to Mr. Amos or 18,000 granted to Mr. Allen and Mr. Ritter under the Greater Atlantic Financial Corp. 1997 Stock Option and Warrant Plan.
* Does not exceed 1.0% of the company's Common Stock.

           The following table summarizes share and exercise price information about the company's equity compensation plans as of September 30, 2008.

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

1997 Stock Option and Warrant
Plan                                         192,666                          $6.56                          143,834

Equity compensation plans not
approved by security holders                   N/A                             N/A                             N/A
-----------------------------------------------------------------------------------------------------------------------------
Total                                        192,666                          $6.56                          143,834
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

         The bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The bank's policy provides that all loans made by the bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of September 30, 2008, one of the bank's directors had loans with the bank which had outstanding balances totaling $102,000. Such loans were made by the bank in the ordinary course of business, with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         BDO Seidman, LLP billed the company aggregate fees of $228,808 and $106,703 for professional services rendered for the audit of the company's annual consolidated financial statements and for the reviews of the condensed consolidated financial statements included in the company's Forms 10-Q for the fiscal year ended September 30, 2008 and 2007, respectively. Before the company or any subsidiary engages an accountant, the company's audit committee approves the engagement.

AUDIT-RELATED FEES

         BDO Seidman, LLP did not provide any such services to the company for the fiscal year ended September 30, 2008 or 2007.

TAX FEES

         BDO Seidman billed the company $37,345 and $30,358 for tax services for the fiscal year ended September 30, 2008 and 2007, respectively. Tax fees represented 14.03% of the fees paid to BDO Seidman, LLP in fiscal year 2008 and 22.15% in fiscal year 2007.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     1.   FINANCIAL STATEMENTS
             See Index to Consolidated Financial Statements on page 67

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

                                           Dated: January 12, 2009

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons of the registrant and in the capacities and on the dates indicated.

  Name                                      Title                                     Date
  ----                                      -----                                     ----
  /s/ Charles W. Calomiris
  ------------------------
  Charles W. Calomiris                      Chairman of the Board                     January 12, 2009

  /s/ Carroll E. Amos
  -------------------                       Chief Executive Officer,
  Carroll E. Amos                           and President and Director                January 12, 2009

  /s/ Sidney M. Bresler
  ---------------------
  Sidney M. Bresler                         Director                                  January 12, 2009

  /s/ Jeffrey W. Ochsman
  ----------------------
  Jeffrey W. Ochsman                        Director                                  January 12, 2009

  /s/ James B. Vito
  -----------------
  James B. Vito                             Director                                  January 12, 2009

  /s/ David E. Ritter
  -------------------                       Senior Vice President and
  David E. Ritter                           Chief Financial Officer                   January 12, 2009


                      CONSOLIDATED FINANCIAL STATEMENTS OF
                        GREATER ATLANTIC FINANCIAL CORP.

                                                      INDEX

                                                                                                                      Page
                                                                                                                      ----
Report of Independent Registered Public Accounting Firm                                                                68

Consolidated Statements of Financial Condition as of September 30, 2008 and 2007                                       69

Consolidated Statements of Operations for the Years Ended September 30, 2008and 2007                                   70
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
September 30, 2008 and 2007                                                                                            71

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2008 and 2007                        71

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007                                  72

Notes to Consolidated Financial Statements                                                                             74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Greater Atlantic Financial Corp.
Reston, Virginia



We have audited the accompanying consolidated statements of financial condition of Greater Atlantic Financial Corp. and Subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss) and cash flows for each of the two years in the period ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greater Atlantic Financial Corp. and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and cash flows for each of the two years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's bank subsidiary (the "bank") currently does not meet capital requirements required by a Cease and Desist Order issued by the Office of Thrift Supervision ("OTS") and has not been able to raise additional capital to meet those requirements. In addition, the Company does not expect to regain profitability in the foreseeable future due to restrictions on the Company's lending activities placed by the Cease and Desist Order. Without a waiver by the OTS or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders on the bank's lending activities or placing of the bank in conservatorship or receivership. Together, these matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ BDO Seidman, LLP

Richmond, Virginia
January 12, 2009

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                   September 30,
                                                                                          ---------------------------------
                                                                                               2008              2007
     ----------------------------------------------------------------------------------------------------------------------

     (Dollars in Thousands)
     Assets
     Cash and cash equivalents                                                                    $ 6,175          $ 3,146
     Interest bearing deposits                                                                        440            4,486
     Investment securities
        Available-for-sale                                                                         37,128           48,910
        Held-to-maturity                                                                            2,229            3,053
     Loans receivable, net                                                                        149,615          176,108
     Accrued interest and dividends receivable                                                      1,237            1,675
     Deferred income taxes                                                                              -            2,096
     Federal Home Loan Bank stock, at cost                                                          1,640            1,731
     Other real estate owned                                                                        1,043                -
     Premises and equipment, net                                                                    1,918            2,285
     Goodwill                                                                                           -              956
     Prepaid expenses and other assets                                                                982            1,548
     ----------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                                $202,407         $245,994
     ======================================================================================================================
     Liabilities and stockholders' equity (capital deficit)
     Liabilities
     Deposits                                                                                    $165,279         $197,991
     Advance payments from borrowers for taxes and insurance                                          175              229
     Accrued expenses and other liabilities                                                         2,254            1,601
     Income taxes payable                                                                               -               36
     Advances from the FHLB and other borrowings                                                   28,909           27,192
     Junior subordinated debt securities                                                            9,384            9,374
     ----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                            206,001          236,423
     ----------------------------------------------------------------------------------------------------------------------

     Commitments and contingencies
     ----------------------------------------------------------------------------------------------------------------------
     Stockholders' Equity (Capital Deficit)
        Preferred stock $.01 par value - 2,500,000 shares authorized, none outstanding                  -                -
        Common stock, $.01 par value - 10,000,000
            shares authorized; 3,024,220 shares outstanding                                            30               30
        Additional paid-in capital                                                                 25,273           25,273
        Accumulated deficit                                                                       (25,318)         (14,408)
        Accumulated other comprehensive loss                                                       (3,579)          (1,324)
     ----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity (capital deficit)                                                  (3,594)            9,571
     ----------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity (capital deficit)                                $202,407         $245,994
     ======================================================================================================================

     See accompanying notes to consolidated financial statements.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         --------------------------------
                                                                            Year Ended September 30,
---------------------------------------------------------------------------------------------------------
                                                                               2008            2007
---------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)
Interest income
  Loans                                                                     $   10,388      $  14,173
  Investments                                                                    2,511          4,248
---------------------------------------------------------------------------------------------------------
Total interest income                                                           12,899         18,421
---------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                                       6,844          9,331
  Borrowed money                                                                 2,202          2,662
---------------------------------------------------------------------------------------------------------
Total interest expense                                                           9,046         11,993
---------------------------------------------------------------------------------------------------------
Net interest income                                                              3,853          6,428
Provision for loan losses                                                        3,397            685
---------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                456          5,743
---------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                                         530            613
  Gain (loss) on derivatives                                                       (14)           (21)
  Gain on branch sales                                                               -          4,255
  Other operating income                                                            30             23
---------------------------------------------------------------------------------------------------------
Total noninterest income                                                           546          4,870
---------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                             3,514           4,446
  Occupancy                                                                      1,315           1,394
  Professional services                                                          1,665           1,128
  Advertising                                                                       35             130
  Deposit insurance premium                                                        530              69
  Furniture, fixtures and equipment                                                426             516
  Data processing                                                                  827             877
  Other real estate owned expense                                                   25               -
  Goodwill impairment                                                              956               -
  Other operating expenses                                                         909           1,066
----------------------------------------------------------------------------------------------------------
Total noninterest expense                                                       10,202           9,626
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                               (9,200)            987
Provision for income taxes                                                       1,710              36
----------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $  (10,910)     $      951
==========================================================================================================
Earnings (loss) per common share
   Basic                                                                    $    (3.61)     $     0.31
   Diluted                                                                  $    (3.61)     $     0.31
----------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
Basic                                                                        3,024,220       3,023,407
Diluted                                                                      3,024,220       4,395,008

See accompanying notes to consolidated financial statements.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                  ------------------------------
                                                    Year Ended September 30,
--------------------------------------------------------------------------------
                                                       2008           2007
--------------------------------------------------------------------------------
(In Thousands)
Net (loss) income                                     $ (10,910)         $ 951
------------------------------------------------- --------------- --------------
Other comprehensive (loss) income, net of tax:
   Unrealized (loss) on securities                       (2,255)          (275)
--------------------------------------------------------------------------------
Other comprehensive (loss)                               (2,255)          (275)
--------------------------------------------------------------------------------
Comprehensive (loss) income                           $ (13,165)         $ 676
================================================================================
See accompanying notes to consolidated financial statements.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

-----------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                           Additional   Accumulated       Other             Total
                                    Preferred    Common     Paid-in      Earnings     Comprehensive  Stockholders' Equity
                                      Stock      Stock      Capital      (Deficit)    Income (Loss)    (Capital Deficit)
-----------------------------------------------------------------------------------------------------------------------
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2006          $  -        $ 30   $ 25,228       $ (15,359)      $ (1,049)         $  8,850

Conversion of trust preferred
securities                                -           -         45               -              -                45

Other comprehensive loss                  -           -          -               -           (275)             (275)

Net income for the year                   -           -          -             951              -               951
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2007             -          30     25,273         (14,408)        (1,324)            9,571

Other comprehensive loss                  -           -          -               -         (2,255)           (2,255)

Net loss for the year                     -           -          -         (10,910)             -           (10,910)
-----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2008          $  -        $ 30   $ 25,273       $ (25,318)      $ (3,579)         $ (3,594)
=======================================================================================================================

See accompanying notes to consolidated financial statements


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              -----------------------------------
                                                                                   Year Ended September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                    2008              2007
-----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities
Net income (loss)                                                                 $(10,910)          $   951
Adjustments to reconcile net income (loss) to net cash
   Provided (used) by operating activities
  Provision for loan losses                                                          3,397               685
  Amortization of deferred loan acquisition costs, net                                   5                38
  Depreciation and amortization                                                        371               445
  Gain on branch sale                                                                    -            (4,255)
  Loss (gain) on derivatives                                                            14                21
  Amortization of other investment securities premiums                                 370               862
  Amortization of mortgage-backed security premiums                                    145               397
  Amortization of deferred fees                                                       (255)             (325)
  Discount accretion net of premium amortization                                       237               287
  Amortization of convertible preferred stock costs                                     10                 9
  Conversion of Trust Preferred Securities                                               -               (23)
  Impairment of goodwill                                                               956                 -
  Increase in valuation allowance in net deferred tax asset                          1,710                 -
(Increase) decrease in assets
  Accrued interest and dividend receivable                                             438               399
  Prepaid expenses and other assets                                                    468               177
  Deferred loan fees collected, net of deferred costs incurred                         320               435
Increase (decrease) in liabilities
  Accrued expenses and other liabilities                                               740              (265)
  Income taxes payable                                                                 (36)               36
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               $ (2,020)          $  (126)
=================================================================================================================

(Continued)


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                        -----------------------------
                                                                                          Year Ended September 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                             2008          2007
---------------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities
  Loan repayments                                                                          $  80,902     $  91,411
  Loan disbursements net of participations sold                                              (59,156)      (75,332)
  Disposal (purchases) of premises and equipment                                                  (4)           34
  Proceeds from repayments of investment securities                                            4,720        11,528
  Proceeds from repayments of mortgage-backed securities                                       5,499        14,963
  Purchases of FHLB stock                                                                          -         (742)
  Proceeds from sale of FHLB stock                                                                91         1,399
---------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                     32,052        43,261
---------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
  Net (decrease) increase in deposits                                                        (32,712)      (27,928)
  Net borrowings (repayments) advances from FHLB                                               2,000       (11,000)
  Net borrowings (repayments) on reverse repurchase agreements and other borrowings             (283)      (16,383)
  Increase (decrease) in advance payments by borrowers for taxes and insurance                   (54)          (41)
  Conversion of trust preferred securities                                                         -            45
---------------------------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                                      (31,049)      (55,307)
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                              (1,017)      (12,172)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of year                                                7,632        19,804
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of year                                                  $   6,615     $   7,632
=====================================================================================================================

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

PROPOSED ACQUISITION

         As previously reported in a Form 8-K filed on April 16, 2007, we announced that the company and Summit Financial Group, Inc. ("Summit") entered into a definitive agreement for the company to merge with and into Summit. We also announced that the bank and Bay-Vanguard Federal Savings Bank entered into a definitive agreement for Bay-Vanguard to purchase the bank's branch office in Pasadena, Maryland. The sale of the Pasadena branch office was established as a condition to the completion of the then pending merger of the company with and into Summit and closed on August 24, 2007.

         Originally the merger was expected to be completed in the fourth calendar quarter of 2007; however, as reported in a Form 8-K filed on December 10, 2007, effective December 6, 2007, the company and Summit amended their agreement to implement the parties' agreement to extend to March 31, 2008, the date on which the agreement might be terminated if the merger was not consummated by that date. In a Form 8-K filed on March 26, 2008 we announced that our shareholders had approved the terms and conditions of the proposed merger of the company with and into Summit, and on April 9, 2008, the company announced that it had received written notice from Summit that Summit had exercised its right to terminate the agreement for the company to merge with and into Summit.

         On June 9, 2008 the company entered into a new definitive agreement for GAFC to merge with and into Summit. That new agreement to merge with Summit was approved by the shareholders of the company on September 4, 2008. Processing of the Summit application to acquire the company and the bank continued under the new definitive merger agreement until that new definitive agreement was terminated by mutual consent of the parties on December 15, 2008.

CEASE AND DESIST ORDER

         As previously reported in a Form 8-K filed on April 29, 2008, the bank consented to the issuance of a Cease and Desist Order (the "Cease and Desist Order") issued by the Office of Thrift Supervision (the "OTS") effective April 25, 2008. The Cease and Desist Order requires the bank to, among other things, report, within prescribed time periods to the OTS Regional Director for the Southeast Region (the "Regional Director") on the status of the ongoing negotiations with Summit; have, at June 30, 2008 (which was extended to December 31, 2008) and maintain a Tier One (Core) Capital Ratio of at least 6% and a total risk based capital ratio of at least 12%; develop a comprehensive long term operating strategy to be implemented if the proposed merger with Summit is not consummated; incorporate the long term operating strategy into a three-year business plan containing at a minimum the requirements set forth in the Cease and Desist Order; cease, effective immediately, making commercial real estate loans, commercial loans and loans on raw land without the prior written approval of the Regional Director, except for such loans as to which the bank has a legally binding written commitment to lend as of the effective date of the Cease and Desist Order; cease, effective immediately, accepting brokered deposits; and prohibits the payment of dividends or other capital distributions.

         In addition, the Cease and Desist Order requires the bank's board of directors to take action with respect to credit administration, classified assets and accounting system controls and to establish a regulatory compliance committee of three or more non-employee directors to monitor and coordinate compliance with the provisions of the Cease and Desist Order and provide the board of directors with progress reports on compliance, which reports are to be transmitted by the board of directors of the bank to the Regional Director. At September 30 and December 31, 2008, the bank was in compliance with all the requirements of the Cease and Desist Order except for the 6% and 12% capital requirements; however, the limitations in the Cease and Desist Order restricting the bank's lending in the commercial, commercial real estate and construction areas adversely affects the ability of the bank to return to profitability.

         A description and copies of the Cease and Desist Order and the Stipulation and Consent to Issuance of the Order were attached as exhibits to a report on Form 8-K filed on April 29, 2008, with the Securities and Exchange Commission.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

         Notwithstanding the circumstances described above, the company continues actively to market itself, seeking either to be acquired or to obtain a capital infusion in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described here and in the Risk Factors section, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time. Without a waiver by the OTS or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or the placing of the bank in conservatorship or receivership, any of which would mitigate against the bank and the company continuing as going concerns.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of GAFC and its wholly owned subsidiaries, the bank and Greater Atlantic Capital Trust I. All significant intercompany accounts and transactions have been eliminated in consolidation.

RISK AND UNCERTAINTIES

         In its normal course of business, the company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the company. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of September 30, 2008 and September 30, 2007, the allowance for loan losses and valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline would increase the likelihood of losses due to credit and market risks and could create the need for substantial additional loan loss reserves. See discussion of regulatory matters in Note 11.

CONCENTRATION OF CREDIT RISK

         The company's primary business activity is with customers located in Maryland, Virginia and the District of Columbia. The company primarily originates residential loans to customers throughout these areas, most of whom are residents local to the company's business locations. The company has a diversified loan portfolio consisting of residential, commercial and consumer loans. Commercial and consumer loans generally provide for higher interest rates and shorter terms; however, such loans have a higher degree of credit risk. When underwriting a home equity loan, all loans secured by a property are taken into account. The maximum amount the bank will lend is 80% of all combined loans to the property's appraised value when that value is less than $750,000 and only 65% of appraised value when more than $750,000. The loan-to-value ratio is calculated using the full credit line. For these reasons, the risk involved with our home equity loans is similar to the risk involved with our residential real estate loans. Management monitors all loans, including, when possible, making inspections of the properties, maintaining current operating statements, and performing net realizable value calculations with allowances for losses established as necessary to properly reflect the value of the properties. Management believes the current loss allowances are sufficient to cover the credit risk estimated to exist at September 30, 2008.

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

         The allowance for loan losses provides for the risk of losses inherent in the lending process. The allowance for loan losses is based on periodic reviews and analyses of the loan portfolio which include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for loan losses is increased by provisions for loan losses charged against income and reduced by charge-offs, net of recoveries. In management's judgment, the allowance for loan losses is considered adequate to absorb losses inherent in the loan portfolio at September 30, 2008.

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

         When servicing is retained on a loan that is sold, the company recognizes a gain or loss based on the present value of the difference between the average constant rate of interest it receives, adjusted for a normal servicing fee, and the yield it must pay to the purchaser of the loan over the estimated remaining life of the loan. Any resulting net premium is deferred and amortized over the estimated life of the loan using a method approximating the level yield (interest) method. There were no loans sold with servicing rights retained during the years ended September 30, 2008 and September 30, 2007. The company also sells participation interests in loans that it services.

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

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

         Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized (See Note 9).

CASH AND CASH EQUIVALENTS

         The company considers cash and interest bearing deposits in other banks as cash and cash equivalents for purposes of preparing the statement of cash flows.

         Visa required the bank to provide collateral in the amount of $100,000 to secure the bank's membership obligations and reimbursement of Visa's expenses incurred in connection with any failure by the bank to meet such obligations.

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

STOCK-BASED COMPENSATION

         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with pro forma information disclosed. There were no stock options granted in 2008 or 2007.

GOODWILL

         Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. If the fair value equals or exceeds the book value, no write-down of recorded goodwill is necessary. If the fair value is less than the book value, an expense may be required to write down the goodwill to the proper carrying value. Based on the results of these tests, the bank concluded that the entire amount of goodwill had been impaired and an expense of $956,000 was recognized in other operating expense during 2008.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  INVESTMENTS

Available-for-Sale, September 30, 2008
-------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized       Unrealized     Unrealized       Market
                                                           Cost           Gains          Losses          Value
-------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                 $ 15,474         $    -        $   363        $ 15,111
CMOs                                                         6,763              -            832           5,931
Corporate debt securities                                    7,318              -          1,990           5,328
-------------------------------------------------------------------------------------------------------------------
                                                            29,555              -          3,185          26,370
-------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                   5,673              -            248           5,425
GNMA notes                                                   3,187              -             70           3,117
FHLMC notes                                                  2,270              -             54           2,216
-------------------------------------------------------------------------------------------------------------------
                                                            11,130              -            372          10,758
-------------------------------------------------------------------------------------------------------------------
                                                          $ 40,685         $    -        $ 3,557        $ 37,128
===================================================================================================================

Held-to-Maturity, September 30, 2008
--------------------------------------------------------------------------------------------------------------------
                                                                           Gross           Gross
                                                          Amortized      Unrealized     Unrealized        Market
                                                            Cost           Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                   $ 2,096            $ -           $ 106        $ 1,990
Corporate debt securities                                         -              -               -              -
--------------------------------------------------------------------------------------------------------------------
                                                              2,096              -             106          1,990
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                       59              -               1             58
FHLMC notes                                                      74              -               2             72
--------------------------------------------------------------------------------------------------------------------
                                                                133              -               3            130
--------------------------------------------------------------------------------------------------------------------
                                                            $ 2,229            $ -           $ 109        $ 2,120
====================================================================================================================


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale, September 30, 2007
--------------------------------------------------------------------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized      Unrealized      Unrealized        Market
                                                          Cost            Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
(In Thousands)
Investment securities
SBA notes                                                $ 19,395             $ -        $   641         $ 18,754
CMOs                                                        7,191              32            136            7,087
Corporate debt securities                                   7,300               -            552            6,748
--------------------------------------------------------------------------------------------------------------------
                                                           33,886              32          1,329           32,589
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities
FNMA notes                                                  8,357               -            216            8,141
GNMA notes                                                  5,382               -            122            5,260
FHLMC notes                                                 2,961               -             41            2,920
--------------------------------------------------------------------------------------------------------------------
                                                           16,700               -            379           16,321
--------------------------------------------------------------------------------------------------------------------
                                                         $ 50,586            $ 32        $ 1,708         $ 48,910
====================================================================================================================

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
====================================================================================================================

         The weighted average interest rate on investments was 4.63% and 5.47% for the years ended September 30, 2008 and 2007, respectively.

         TRADING ACTIVITIES

         There were no net gains (losses) on trading activities included in earnings for the years ended September 30, 2008 and 2007.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Proceeds from the sale of available for sale securities were zero for the years ended September 30, 2008 and 2007, respectively. Gross realized gains were zero for the years ended September 30, 2008 and 2007, respectively.

         As of September 30, 2008, the bank held investments in available for sale securities with unrealized holding losses totaling $3.6 million, consisting of the following:

                                   Less than 12 months         12 months or more               Total
                                -------------------------- -------------------------- -------------------------
                                    Fair      Unrealized       Fair      Unrealized       Fair     Unrealized
Description of Securities           Value       Losses         Value       Losses        Value       Losses
---------------------------------------------------------------------------------------------------------------
(In Thousands)
   Corporate debt securities        $     -       $   -        $ 5,328     $ 1,990      $  5,328     $ 1,990
   CMOs                                 968          30          4,963         802         5,931         832
U.S. Government securities
   SBA                                    -           -         15,111         363        15,111         363
   GNMA                                   -           -          3,117          70         3,117          70
U.S. Government agency securities:
   FHLMC MBS's                            -           -          2,216          54         2,216          54
   FNMA MBS's                             -           -          5,425         248         5,425         248
---------------------------------------------------------------------------------------------------------------
      Total                         $   968       $  30        $36,160     $ 3,527      $ 37,128     $ 3,557
===============================================================================================================

         During fiscal year September 30, 2008, changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing, and banking industries, have severely impacted the securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, we review each security in our investment portfolio to determine the nature of any change in value and whether any impairment should be classified as other-than-temporary-impairment.

         The initial indication of other-than-temporary impairment for debt securities is a decline in the market value below the amount recorded for the investment, and the severity and duration of the decline. In determining whether an impairment is other-than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

         For marketable corporate debt securities, we also consider the issuer's financial condition, capital strength, and near term prospects, as well as the current ability of the issuer to make future payments in a timely manner, and any change in the rating agencies' rating at the evaluation date from that made on the acquisition date and any likely imminent action. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. To assist in analyzing for other-than-temporary impairment, we use an independent pricing service that reviews our investment in non-government or agency asset-backed or corporate debt securities.

         With respect to the company's $5.3 million investment in corporate debt securities, although the market value has been less than cost for more than 12 months and there has been a decline in price, that decline has occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. As of September 30, 2008, the corporate debt securities we hold have not experienced a credit default event, are rated investment grade and continue to make the required interest payments on a timely basis.

         The company's $1.7 million investment in pooled trust preferred securities is primarily in issues of other banks, bank holding companies and insurance companies which we currently hold in our portfolio in the form of asset-backed securities. The decline in value of those securities has occurred primarily over the past year due to changes in the market which has limited the demand for those securities and reduced their liquidity. While some of those issuers have reported weaker financial performance since our acquisition of those securities, in management's opinion they continue to possess more than acceptable credit risk. The securities are currently rated investment grade and continue to make required interest payments on a timely basis. Our review of the tranche in which the company is invested further indicated that we had sufficient collateral support before causing a loss of principal or a break in yield. We monitor the actual default rates and interest deferrals for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment, and determined that the company's investment in pooled trust preferred securities were temporarily impaired as of September 30, 2008.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of September 30, 2008, the bank held investments in held-to-maturity with unrealized holding losses totaling $109,000, consisting of the following:

                                   Less than 12 months         12 months or more               Total
                                -------------------------- -------------------------- -------------------------
Description of Securities           Fair      Unrealized       Fair      Unrealized       Fair     Unrealized
                                    Value       Losses         Value       Losses        Value       Losses
---------------------------------------------------------------------------------------------------------------
(In Thousands)
U.S. Government securities
   SBA                                $ -         $ -        $ 1,990       $ 106       $ 1,990       $ 106
U.S. Government agency securities:
   FHLMC MBS's                          -           -             72           2            72           2
   FNMA MBS's                           -           -             58           1            58           1
---------------------------------------------------------------------------------------------------------------
      Total                           $ -         $ -        $ 2,120       $ 109       $ 2,120       $ 109
===============================================================================================================

         The amortized cost and estimated fair value of securities at September
30, 2008 and 2007, by contractual maturity, are as follows:

                                                        September 30, 2008          September 30, 2007
                                                    ---------------------------------------------------------
                                                      Amortized       Fair        Amortized        Fair
                                                        Cost         Value          Cost          Value
-------------------------------------------------------------------------------------------------------------
(In Thousands)
Available-for-sale:
One year or less                                        $     -       $     -        $     -       $     -
After one year through five years                             -             -              -             -
After five years through ten years                        4,250         3,914          3,499         3,245
After ten years                                          25,305        22,456         30,387        29,344
Mortgage-backed securities                               11,130        10,758         16,700        16,321
-------------------------------------------------------------------------------------------------------------
                                                         40,685        37,128         50,586        48,910
-------------------------------------------------------------------------------------------------------------
Held-to-maturity:
One year or less                                              -             -              -             -
After one year through five years                             -             -              -             -
After five years through ten years                          445           422            380           366
After ten years                                           1,651         1,568          2,466         2,376
Mortgage-backed securities                                  133           130            207           203
-------------------------------------------------------------------------------------------------------------
                                                          2,229         2,120          3,053         2,945
-------------------------------------------------------------------------------------------------------------
Total investment securities                             $42,914       $39,248        $53,639       $51,855
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


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  LOANS RECEIVABLE

         Loans receivable consists of the following:

                                                                           September 30,
                                                                 -----------------------------------
                                                                       2008             2007
----------------------------------------------------------------------------------------------------
(In Thousands)
Mortgage loans:
   Single-family                                                     $  35,108         $  37,972
   Multi-family                                                          4,932             3,983
   Construction                                                          3,710             9,939
   Commercial real estate                                               37,678            34,984
   Land loans                                                            4,668             8,097
----------------------------------------------------------------------------------------------------
Total mortgage loans                                                    86,096            94,975
   Commercial loans                                                     13,555            34,844
   Consumer loans                                                       52,090            52,656
----------------------------------------------------------------------------------------------------
Total loans                                                            151,741           182,475
Less:
   Due borrowers on loans-in process                                      (349)           (4,947)
   Deferred loan fees origination costs                                    744               832
   Allowance for loan losses                                            (2,567)           (2,305)
   Unearned (discounts) premium                                             46                53
----------------------------------------------------------------------------------------------------
                                                                     $ 149,615         $ 176,108
====================================================================================================

         The activity in allowance for loan losses is summarized as follows:

                                                                -----------------------------------
                                                                     Year Ended September 30,
---------------------------------------------------------------------------------------------------
                                                                      2008             2007
---------------------------------------------------------------------------------------------------
(In Thousands)
Balance, beginning                                                    $ 2,305           $ 1,330
Provision for loan losses                                               3,397               685
Charge-offs                                                            (3,160)             (353)
Recoveries                                                                 25               643
---------------------------------------------------------------------------------------------------
Balance, ending                                                       $ 2,567           $ 2,305
===================================================================================================

         The amount of loans serviced for others totaled $27.4 million and $32.0 million as of September 30, 2008 and September 30, 2007, respectively.

         The allowance for uncollected interest, established for mortgage loans which are delinquent for a period of 90 days or more, amounted to $70,000 and $110,000 as of September 30, 2008 and 2007, respectively. This is the entire amount of interest income that would have been recorded in these periods under the contractual terms of such loans. Principal balances of non-performing loans related to reserves for uncollected interest totaled $1.9 million and $1.3 million as of September 30, 2008 and 2007, respectively.

         As described in Note 1, the Cease and Desist Order requires the bank to obtain the prior approval of the Regional Director prior to making commercial real estate loans, commercial loans and loans on raw land. Notwithstanding the Cease and Desist Order, the company anticipates that demand for land loans for the single-family residential sector of the market will continue to decline as a result of the current slow sales pace occurring in the single-family market.


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

         Accrued interest and dividends receivable consist of the following:

                                                                                September 30,
                                                                          -----------------------
                                                                             2008         2007
-------------------------------------------------------------------------------------------------
(In Thousands)
Investments                                                                $   257      $   491
Loans receivable                                                               968        1,159
Accrued dividends on FHLB stock                                                 12           25
-------------------------------------------------------------------------------------------------
                                                                            $ 1,237      $ 1,675
=================================================================================================

5.  PREMISES AND EQUIPMENT

         Premises and equipment consists of the following:

                                                                           September 30,
                                                                       --------------------------
                                                                         2008         2007
-------------------------------------------------------------------------------------------------
In Thousands)
Furniture, fixtures and equipment                                          $ 2,249       $ 2,283
Leasehold improvements                                                       2,807         2,804
Land                                                                           377           377
-------------------------------------------------------------------------------------------------
                                                                             5,433         5,464
Less: Allowances for depreciation and amortization                           3,515         3,179
-------------------------------------------------------------------------------------------------
                                                                           $ 1,918       $ 2,285
=================================================================================================

6.  FORECLOSED REAL ESTATE

         The $1.0 million in real estate owned at September 30, 2008, represents $191,000 of a one-to-four family property and $852,000 represents a loan secured by an apartment building, containing an aggregate total of 40 units.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEPOSITS

Deposits are summarized as follows:

September 30, 2008
--------------------------------------------------------------------------------------------------------
                                                                          Ranges of
                                                                         Contractual           %
                                                        Amount          Interest Rates      of Total
--------------------------------------------------------------------------------------------------------
(In Thousands)
Savings accounts                                    $   1,988            0.00 - 1.09%           1.2%
NOW/money market accounts                              55,898            0.00 - 2.96%          33.8
Certificates of deposit                                98,305            0.94 - 9.00%          59.5
Non-interest bearing demand deposits                    9,088               0.00%               5.5
--------------------------------------------------------------------------------------------------------
                                                    $ 165,279                                 100.0%
========================================================================================================

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
========================================================================================================



GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Certificates of deposit as of September 30, 2008 mature as follows:

         Year ending September 30,                                                           Amount
         ---------------------------------------------------------------------------------------------
         (In Thousands)
         Thousands
         2009                                                                              $ 85,316
         2010                                                                                 8,387
         2011                                                                                 1,511
         2012                                                                                 1,991
         2013 and after                                                                       1,100
         ---------------------------------------------------------------------------------------------
                                                                                           $ 98,305
         =============================================================================================

         Interest expense on deposit accounts consists of the following:

                                                                         ----------------------------
                                                                          Year Ended September 30,
         --------------------------------------------------------------------------------------------
                                                                             2008          2007
         --------------------------------------------------------------------------------------------
         (In Thousands)
         NOW/money market accounts                                           $ 1,586       $ 2,791
         Savings accounts                                                         18            27
         Certificates of deposit                                               5,240         6,513
         --------------------------------------------------------------------------------------------
                                                                             $ 6,844       $ 9,331
         ============================================================================================

         Deposits, including certificates of deposit, with balances in excess of $100,000 totaled $52.7 million and $68.0 million at September 30, 2008, and September 30, 2007, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

         The bank has $40.8 million credit availability as of September 30, 2008 from the Federal Home Loan Bank of Atlanta (FHLB). Any advances in excess of $10 million are required to be collateralized with eligible securities. The credit availability is at the discretion of the FHLB.

         The bank has pledged certain investments with carrying values of $23.8 million at September 30, 2008, to collateralize advances from the FHLB.

         First mortgage loans in the amount of $17.1 million are also available to be used as collateral for the advances at September 30, 2008.

         The following table sets forth information regarding the bank's borrowed funds:

                                                                             -------------------------------------------
                                                                               At of For the Year Ended September 30,
         ---------------------------------------------------------------------------------------------------------------
                                                                                     2008                 2007
         ---------------------------------------------------------------------------------------------------------------
         (Dollars in Thousands) FHLB advances:
         Average balance outstanding                                                   $ 25,365           $ 33,064
         Maximum amount outstanding at any month-end during the period                   27,000             39,000
         Balance outstanding at end of period                                            27,000             25,000
         Weighted average interest rate during the period                                  6.00%              5.46%
         Weighted average interest rate at end of period                                   5.72%              5.92%

         Other borrowings:
         Average balance outstanding                                                     11,607             15,264
         Maximum amount outstanding at any month-end during the period                    2,573             10,857
         Balance outstanding at end of period                                             1,909              2,192
         Weighted average interest rate during the period                                  5.87%              5.61%
         Weighted average interest rate at end of period                                   1.82%              2.52%

9.  INCOME TAXES

         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income (loss) as a result of the following differences:

                                                                       ----------------------------
                                                                        Year Ended September 30,
         ------------------------------------------------------------------------------------------
                                                                           2008          2007
         ------------------------------------------------------------------------------------------
         (In Thousands)
         Federal tax provision (benefit)                                 $ (2,914)        $ 335
         State tax provision (benefit)                                       (644)           39
         Changes in provision resulting from:
         Valuation changes                                                  5,268          (313)
         Other                                                                  -           (25)
         ------------------------------------------------------------------------------------------
         Income tax provision                                            $  1,710        $   36
         ==========================================================================================


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant components of the company's deferred tax assets and liabilities are as follows:

                                                                               September 30,
                                                                      --------------------------------
                                                                           2008            2007
         ---------------------------------------------------------------------------------------------
         (In Thousands)
         Deferred tax assets
            Net operating loss carryforwards                             $  7,751        $  4,398
            Unrealized (gains) losses on derivatives                          111             141
            Allowance for loan losses                                         992             876
            Available for sale securities                                   1,382             648
            Core deposit intangible                                             -               -
            Deferred loan fees                                                 62             108
            Other                                                              39              79
         ---------------------------------------------------------------------------------------------
         Total deferred tax assets                                         10,337           6,250
         ---------------------------------------------------------------------------------------------
         Deferred tax liabilities
            Tax over book depreciation                                        329             410
            Other                                                            (162)            172
         ---------------------------------------------------------------------------------------------
         Total deferred tax liabilities                                       167             582
         ---------------------------------------------------------------------------------------------
         Net deferred tax assets                                           10,170           5,668
         Less:  Valuation allowance                                        10,170           3,572
         ---------------------------------------------------------------------------------------------
         Total                                                           $      -        $  2,096
         =============================================================================================

         Management has provided a valuation allowance for all of its net deferred tax assets.

         At September 30, 2008, the company has net operating loss carryforwards for federal income tax purposes of approximately $20.0 million, which expire in the years 2009 to 2027.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES

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

         At September 30, 2008, the company had outstanding commitments to originate loans and undisbursed construction mortgages aggregating approximately $2.0 million. Fixed rate commitments are at market rates as of the commitment dates and generally expire within 60 days. In addition, the company was contingently liable under unused lines of credit for approximately $96.3 million and standby letters of credit for approximately $118,000.

RENTAL COMMITMENTS

         The company has entered into lease agreements for the rental of certain properties expiring on various dates through June 30, 2015. The future minimum rental commitments as of September 30, 2008, for all non-cancelable lease agreements, are as follows:

Years ending                              Rental
September 30,                           Commitments
-------------------------------------------------------
(In Thousands)
2009                                        $ 1,085
2010                                            959
2011                                            379
2012                                            125
2013                                            127
Thereafter                                      267
-------------------------------------------------------
Total                                       $ 2,942
=======================================================

         Net rent expense for the years ended September 30, 2008 and 2007 was $1.1 million and $1.1 million, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  REGULATORY MATTERS

         Generally, annual dividends by the bank to the company as its sole shareholder are limited to the amount of current year net income, plus the total net income for the preceding two years, adjusted for any prior year distributions. Under certain circumstances, regulatory approval would be required before making a capital distribution. The bank did not pay any cash dividends during the years ended September 30, 2008 or 2007.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five categories of financial institutions based on the adequacy of their regulatory capital level: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under FDICIA, a well-capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%. At September 30, 2008 and 2007 the bank was classified as a adequately capitalized financial institution.

         As part of FDICIA, the minimum capital requirements that the bank is subject to are as follows: 1) tangible capital equal to at least 1.5% of adjusted total assets, 2) core capital equal to at least 4% of adjusted total assets and 3) total risk-based capital equal to at least 8% of risk-based assets.

         The following presents the bank's capital position at September 30, 2008 and September 30, 2007:

-------------------------------------------------------------------------------------------------------------
                                     Required    Required        Actual         Actual
       At September 30, 2008         Balance      Percent       Balance         Percent         Surplus
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Tangible                             $  3,093        1.50%     $ 10,859           5.27%          $ 7,766
Core                                 $  8,247        4.00%     $ 10,859           5.27%          $ 2,612
Risk-based                           $ 11,185        8.00%     $ 11,733           8.39%          $   548
=============================================================================================================

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
=============================================================================================================

         Under the Cease and Desist Order issued by the Office of Thrift Supervision effective April 25, 2008, the bank was required to have a Tier 1
(Core) Capital Ratio of at least 6% and a total Risk-based capital ratio of at least 12% at June 30, 2008 and at all times thereafter. The Cease and Desist Order was modified to extend that capital level deadline first to September 30, 2008, and subsequently to December 31, 2008. As shown in the foregoing chart, the bank did not meet the capital requirements of the Cease and Desist Order at September 30, 2008.

         Notwithstanding the circumstances described above, the company continues actively to market itself, seeking either to be acquired or to obtain a capital infusion in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described here and in the Risk Factors section, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of the bank's net worth as reported to the OTS on GAAP capital as presented in the accompanying financial statements (unaudited).

                                                                                      September 30,
                                                                             ------------------------------
                                                                                  2008           2007
         --------------------------------------------------------------------------------------------------
         (In Thousands)

         GAAP capital                                                           $   (720)     $  11,661
         Guaranteed convertible preferred securities                               8,000          8,000
         Unrealized losses on available for sale securities                        3,579          1,324
         Excluded deferred tax asset                                                   -         (1,199)
         Goodwill                                                                      -           (956)
         --------------------------------------------------------------------------------------------------
         Tangible capital                                                         10,859         18,830
            Adjustments                                                                -              -
         --------------------------------------------------------------------------------------------------
         Core capital                                                             10,859         18,830
            Allowance for general loss reserves                                      958          2,132
            Adjustments to arrive at Risk-Weighted Assets                            (84)           (88)
         --------------------------------------------------------------------------------------------------
         Risk-based capital                                                     $ 11,733      $  20,874
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

12.  STOCKHOLDERS' EQUITY

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares to employees and warrants for 94,685 shares to stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant from 76,667 to 225,000 shares to employees and amended again effective March 15, 2002, to increase the number of options available for grant from 225,000 to 350,000 shares to employees and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of September 30, 2008, there are no warrants outstanding.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following summary represents the activity under the Plan:

------------------------------------------------------------------------------------------------------------
                                                                     Number     Exercise      Expiration
                                                                   of Shares      Price          Date
------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2006            253,000       $ 6.72
Options expired                                                       (7,500)      $ 6.75
------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2007            245,500       $ 6.72
Options expired                                                      (52,834)      $ 7.33
------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2008            192,666       $ 6.56
============================================================================================================

         A summary of the stock options outstanding and exercisable as of September 30, 2008 is as follows:

                                                                ----------------------------------
                    Options Outstanding                                Options Exercisable
------------------------------------------------------------    ----------------------------------
                                              Weighted            Weighted
                                              Average             Average
    Exercise              Number           Remaining Life         Exercise           Number
     Prices            Outstanding            (years)              Price          Exercisable
----------------------------------------------------------      ----------------------------------
      $6.00               13,000                1.2                $6.00            13,000
      $4.00               41,666                2.2                $4.00            41,666
      $5.31               10,000                2.2                $5.31            10,000
      $7.00               17,000                3.3                $7.00            17,000
      $9.00               20,000                3.3                $9.00            20,000
      $8.50               30,000                5.1                $8.50            30,000
      $6.75               61,000                6.1                $6.75            61,000
--------------------------------------------------------------------------------------------------


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

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

         The following table presents a reconciliation between the basic and diluted earnings (loss) per share for the year ended September 30, 2008 and 2007:

                                              ---------------------------------------------------------------
                                                             For the Year Ended September 30,
                                              ---------------------------------------------------------------
                                                          2008                             2007
                                              ------------------------------   ------------------------------
                                                                   Per                               Per
                                              Income               Share                             Share
                                              (loss)     Shares    Amount       Income    Shares     Amount
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)
Basic earnings per share                      $(10,910) 3,024,220   $(3.61)     $  951   3,023,407   $  0.31
Effect of conversion of preferred securities         -          -        -         405   1,368,143         -
Effect of dilutive stock options                     -          -        -           -       3,458         -
-------------------------------------------------------------------------------------------------------------
Diluted                                       $(10,910) 3,024,220   $(3.61)     $1,356   4,395,008   $  0.31
=============================================================================================================

       The effect of the conversion of preferred securities and stock options of 1,368,143 were excluded in 2008, as they would have been anti-dilutive.

14.  RELATED PARTY TRANSACTIONS

         The bank offers loans to its officers, directors, employees and related parties of such persons. These loans are made in the ordinary course of business and, in the opinion of management, do not involve more than the normal risk of collectibility, or present other unfavorable features. Such loans are made on the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. The aggregate balance of loans to directors, officers and other related parties is $131,000 and $181,000 as of September 30, 2008 and September 30, 2007, respectively.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

         B. Investment securities - Fair value is estimated using quoted market prices for identical instruments traded in active markets and upon quoted prices for similar instruments or assets in active markets, quoted prices for identical or similar instruments or assets in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

         The carrying value and estimated fair value of financial instruments is summarized as follows:

                                                                       As of September 30,
                                                   -----------------------------------------------------------
                                                               2008                          2007
                                                    -----------------------------  ----------------------------
                                                      Carrying      Estimated     Carrying        Estimated
                                                         value     fair value          value     fair value
     ----------------------------------------------------------------------------------------------------------
    (In Thousands)
    Assets:
      Cash and interest bearing deposits              $  6,615       $  6,615       $  7,632       $  7,632
      Investment securities                             39,357         39,248         51,963         51,855
      Loans receivable                                 149,615        151,403        176,108        176,833
    ----------------------------------------------------------------------------------------------------------
    Liabilities:
      Deposits                                         165,279        165,941        197,991        198,368
      Borrowings                                        28,909         29,845         27,192         27,980
    ----------------------------------------------------------------------------------------------------------
    Off-balance sheet instruments:
      Commitments to extend credit                           -             21              -             31
    ----------------------------------------------------------------------------------------------------------

16.  EMPLOYEE BENEFIT PLANS

         The company operates a 401(k) Retirement Plan covering all full-time employees meeting the minimum age and service requirements. Contributions to the Retirement Plan are at the discretion of the company. The company made no contributions for the years ended September 30, 2008 and 2007.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                                     -------------------------------
                                                                         Year Ended September 30,
  --------------------------------------------------------------------------------------------------
                                                                        2008            2007
  --------------------------------------------------------------------------------------------------
  (In Thousands)
  --------------------------------------------------------------------------------------------------
  Transfer of loans to real estate owned                                 $ 1,043
  Cash paid during period for interest on deposits and borrowings          2,315        3,318
  ==================================================================================================

18.  SEGMENT REPORTING

         We have two subsidiaries, the bank and Greater Atlantic Capital Trust
I. The banking segment provides retail consumers and small businesses with deposit products such as demand, transaction, and savings accounts and certificates of deposit and lending products, such as residential and commercial real estate, construction and development, consumer and commercial business loans. We established the Trust in January 2002 to issue certain convertible preferred securities which we completed in March 2002. See discussion of the Trust in Note 19 to the financial statements.

19.  JUNIOR SUBORDINATED DEBT SECURITIES

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

         Accordingly, the company exercised its right to defer the payment of interest on its 6.50% Convertible Junior Subordinated Debentures Due 2031 related to the Trust Preferred Securities, for an indefinite period (which can be no longer than 20 consecutive quarterly periods). At September 30, 2008, the quarterly distribution amount that is unpaid and accrued totals $1.3 million.

         The company retained approximately $1.3 million of the proceeds for general corporate purposes, investing the retained funds in short-term investments. The remaining $8.0 million of the proceeds was invested in the bank to increase its capital position.

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  DERIVATIVE FINANCIAL INSTRUMENTS

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

         The company's derivatives do not meet hedge accounting requirements under SFAS 133, and therefore, the company carries the derivatives at their fair value on the balance sheet, recognizing changes in their fair value in current-period earnings. The company recognized a loss of $14,000 in fiscal 2008 and a loss of $21,000 in fiscal 2007 related to derivatives.

21.  RECENT ACCOUNTING STANDARDS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In October 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

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

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB statement No. 133". SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The new standard is effective for the company on January 1, 2009. The adoption of this standard is not expected to have any impact on the company's consolidated financial position or results of operations.


22. PARENT COMPANY - ONLY FINANCIAL STATEMENTS

         Parent Company - Only Condensed Statements of Financial Condition

                                                                        September 30,
                                                                -----------------------------------
                                                                    2008              2007
         ------------------------------------------------------------------------------------------
         (In Thousands)
         Assets
         Cash and cash equivalents                                  $      -          $     13
         Loans receivable                                                  -                 -
         Investment in subsidiary                                     11,032            21,167
         Prepaid expenses and other assets                               328               316
         ------------------------------------------------------------------------------------------
         Total assets                                               $ 11,360          $ 21,496
         ==========================================================================================
         Liabilities and stockholders' equity
         Accrued interest payable on subordinated debt              $  1,288          $    644
         Other liabilities                                               247               117
         ------------------------------------------------------------------------------------------
         Total liabilities                                             1,535               761
         ------------------------------------------------------------------------------------------
         Subordinated debt                                             9,905             9,905
         ------------------------------------------------------------------------------------------
         Stockholders' equity (capital deficit)
              Common stock                                                30                30
              Additional paid-in capital                              25,208            25,208
              Accumulated deficit                                    (25,318)          (14,408)
         ------------------------------------------------------------------------------------------
         Total stockholders' equity (capital deficit)                    (80)           10,830
         ------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity
          (capital deficit)                                         $ 11,360          $ 21,496
         ==========================================================================================

Greater Atlantic Financial Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Parent Company - Only Condensed Statements of Operations
                                                                      --------------------------------
                                                                       Year Ended September 30,
         ---------------------------------------------------------------------------------------------
                                                                          2008            2007
         ---------------------------------------------------------------------------------------------
         (In Thousands)
            Interest income                                               $       -        $    1
            Other income                                                          -             -
         ---------------------------------------------------------------------------------------------
         Total interest income                                                    -             1
         ---------------------------------------------------------------------------------------------
            Interest expense                                                    644           644
         ---------------------------------------------------------------------------------------------
            Total interest expense                                              644           644
         ---------------------------------------------------------------------------------------------
            Net interest income (expense)                                      (644)         (643)
         ---------------------------------------------------------------------------------------------
         Noninterest income
            Gain (loss) on sale of investment securities                          -             -
            Other operating income                                               19            19
         ---------------------------------------------------------------------------------------------
         Total noninterest income                                                19            19
         ---------------------------------------------------------------------------------------------
         Noninterest expense
            Other operating expense                                             150           169
         ---------------------------------------------------------------------------------------------
         Total noninterest expense                                              150           169
         ---------------------------------------------------------------------------------------------
         Loss before income from subsidiaries                                  (775)         (793)
         ---------------------------------------------------------------------------------------------
         Equity in income (loss) from subsidiaries                          (10,135)        1,744
         ---------------------------------------------------------------------------------------------
         Net income (loss)                                                $ (10,910)       $  951
         =============================================================================================


         Parent Company - Only Condensed Statements of Cash Flows

                                                                       --------------------------------
                                                                          Year Ended September 30,
         ----------------------------------------------------------------------------------------------
                                                                           2008            2007
         ----------------------------------------------------------------------------------------------
         (In Thousands)
         Cash flows from operating activities:
         Net income (loss)                                                $ (10,910)       $   951
         Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities
            (Income) loss from subsidiaries                                  10,135         (1,744)
            (Increase) decrease in assets                                       (12)            (7)
            Increase (decrease) in other liabilities                            774            753
         ----------------------------------------------------------------------------------------------
               Net cash used in operating activities                            (13)           (47)
         ----------------------------------------------------------------------------------------------
         Cash flows from investing activities:
            Loan originations in excess of repayments                             -              -
            Investment in subsidiary                                              -              -
         ----------------------------------------------------------------------------------------------
               Net cash provided by investing activities                          -              -
         ----------------------------------------------------------------------------------------------
         Cash flows from financing activities:
            Cash dividend from subsidiary                                         -              -
            Stock options exercised                                               -              -
         ----------------------------------------------------------------------------------------------
               Net cash provided by financing activities                          -              -
         ----------------------------------------------------------------------------------------------
         Net (decrease) increase in cash and cash equivalents                   (13)           (47)
         Cash and cash equivalents at beginning of year                          13             60
         ----------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year                         $       -        $    13
         ==============================================================================================

GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE INFORMATION) (UNAUDITED)

         The following tables set forth the quarterly financial data, which was derived from the consolidated financial statements presented in Forms 10-Q, for the fiscal years ended September 30, 2008 and 2007.

                                                                       For Fiscal Year 2008
                                            ---------------------------------------------------------------------------
                                             For the Year
                                                 Ended
                                             September 30,      Fourth            Third        Second        First
                                                 2008           Quarter          Quarter       Quarter      Quarter
     ------------------------------------------------------------------------------------------------------------------
     Interest income                              $  12,899       $  2,769        $   2,828     $  3,424      $  3,878
     Interest expense                                 9,046          1,901            2,142        2,403         2,600
     ------------------------------------------------------------------------------------------------------------------
     Net interest income                              3,853            868              686        1,021         1,278
     Provision for loan losses                        3,397            285              322        2,688           102
     ------------------------------------------------------------------------------------------------------------------
     Net interest income, after provision               456            583              364       (1,667)        1,176
     for loan losses
     Noninterest income                                 546            124              158          127           137
     Goodwill impairment                                956            956                -            -             -
     Noninterest expense                              9,246          2,357            2,150        2,582         2,157
     ------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes               (9,200)        (2,606)          (1,628)      (4,122)         (844)
     Provision (benefit) for income taxes             1,710            829               (4)         885             -
     ------------------------------------------------------------------------------------------------------------------
     Net income (loss)                            $ (10,910)      $ (3,435)       $  (1,624)    $ (5,007)     $   (844)
     ==================================================================================================================
     BASIC AND DILUTED EARNINGS (LOSS)
     PER COMMON SHARE:
     Basic                                        $   (3.61)      $  (1.13)       $   (0.54)    $  (1.66)     $  (0.28)
     Diluted                                      $   (3.61)      $  (1.13)       $   (0.54)    $  (1.66)     $  (0.28)
     ------------------------------------------------------------------------------------------------------------------


GREATER ATLANTIC FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       For Fiscal Year 2007
                                            ----------------------------------------------------------------------------
                                             For the Year
                                                 Ended
                                             September 30,      Fourth              Third        Second        First
                                                 2007           Quarter            Quarter      Quarter       Quarter
        ----------------------------------------------------------------------------------------------------------------
        Interest income                          $18,421         $4,338          $  4,684       $ 4,594       $4,805
        Interest expense                          11,993          3,017             3,076         2,899        3,001
        ----------------------------------------------------------------------------------------------------------------
        Net interest income                        6,428          1,321             1,608         1,695        1,804
        Provision (recapture) for loan               685            396               (4)           145          148
        losses
        ----------------------------------------------------------------------------------------------------------------
        Net interest income, after                 5,743            925             1,612         1,550        1,656
        provision for loan losses
        Noninterest income                         4,870          4,398 (1)           186           148          138
        Noninterest expense                        9,626          2,112             2,306         2,522        2,686
        ----------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes            987          3,211              (508)         (824)        (892)
        Provision for income taxes                    36             36                 -                          -
        ----------------------------------------------------------------------------------------------------------------
        Net income (loss)                        $   951         $3,175          $   (508)      $  (824)      $ (892)
        ================================================================================================================
        BASIC AND DILUTED EARNINGS (LOSS)
        PER COMMON SHARE:
        Basic                                    $  0.31         $ 1.05          $ (0.17)       $ (0.27)      $(0.30)
        Diluted                                  $  0.31         $ 0.74          $ (0.17)       $ (0.27)      $(0.30)
        ----------------------------------------------------------------------------------------------------------------

         (1) Includes effect of gain on sale of Pasadena branch of $4.3 million