Form 10-Q
period 2008-12-31
GREATER ATLANTIC FINANCIAL CORP
filed 2009-02-17
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [ ]                   Accelerated filer [ ]
    Non-accelerated filer [ ] Do not check if a   Smaller reporting company) [X]
    Smaller reporting company


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                Yes [ ] No [ X ]

   At February 17, 2009 there were 3,024,220 shares of the registrant's Common Stock, par value $0.01 per share outstanding.


                                        GREATER ATLANTIC FINANCIAL CORP.
                                          QUARTERLY REPORT ON FORM 10-Q
                                     FOR THE QUARTER ENDED DECEMBER 31, 2008

                                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------
Item 1. Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at December 31, 2008 and September 30, 2008........................3

      Consolidated Statements of Operations
      for the three months ended December 31, 2008 and December 31, 2007................................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the three months ended December 31, 2008 and December 31, 2007................................................5

      Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
      for the three months ended December 31, 2008 and December 31, 2007................................................5

      Consolidated Statements of Cash Flows
      for the three months ended December 31, 2008 and December 31, 2007................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........................16
Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................................................28
Item 4T.  Controls and Procedures......................................................................................30

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings............................................................................................30
Item 1A.  Risk Factors.................................................................................................30
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..................................................34
Item 3.   Defaults Upon Senior Securities..............................................................................34
Item 4.   Submission of Matters to a Vote of Security Holders..........................................................34
Item 5.   Other Information............................................................................................34
Item 6.   Exhibits.....................................................................................................34

SIGNATURES.............................................................................................................35

CERTIFICATIONS.........................................................................................................36




                                GREATER ATLANTIC FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                              December 31,      September 30,
                                                                            ----------------------------------
                                                                                 2008               2008
  ------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)                                                                (Unaudited)
  Assets
  Cash and cash equivalents:
    Non-interest bearing and vault                                              $  4,847          $  6,175
    Interest bearing                                                              20,602               440
  Investment securities
     Available-for-sale                                                           33,117            37,128
     Held-to-maturity                                                              2,112             2,229
  Loans receivable, net                                                          147,732           149,615
  Accrued interest and dividends receivable                                          917             1,237
  Federal Home Loan Bank stock, at cost                                            1,550             1,640
  Other real estate owned                                                          1,331             1,043
  Premises and equipment, net                                                      1,827             1,918
  Prepaid expenses and other assets                                                1,116               982
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $215,151          $202,407
  ============================================================================================================
  Liabilities and Stockholders' equity (capital deficit)
  Liabilities
  Deposits                                                                      $184,125          $165,279
  Advance payments from borrowers for taxes and insurance                            103               175
  Accrued expenses and other liabilities                                           2,280             2,254
  Advances from the FHLB and other borrowings                                     27,011            28,909
  Junior subordinated debt securities                                              9,386             9,384
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              222,905           206,001
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity (Capital Deficit)
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,024,220 shares outstanding                              30                30
     Additional paid-in capital                                                   25,273            25,273
     Accumulated deficit                                                         (27,101)          (25,318)
     Accumulated other comprehensive loss                                         (5,956)           (3,579)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity (capital deficit)                                    (7,754)           (3,594)
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity (capital deficit)                  $215,151          $202,407
  ============================================================================================================

See accompanying notes to consolidated financial statements



                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended
                                                                        December 31,
----------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                        2008           2007
----------------------------------------------------------------------------------------------
Interest income
  Loans                                                          $    2,035     $    3,110
  Investments                                                           427            768
----------------------------------------------------------------------------------------------
Total interest income                                                 2,462          3,878
----------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                            1,397          2,029
  Borrowed money                                                        549            571
----------------------------------------------------------------------------------------------
Total interest expense                                                1,946          2,600
----------------------------------------------------------------------------------------------
Net interest income                                                     516          1,278
Provision for loan losses                                               373            102
----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     143          1,176
----------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                              123            139
  Loss on derivatives                                                   (23)           (14)
  Other operating income                                                  9             12
----------------------------------------------------------------------------------------------
Total noninterest income                                                109            137
----------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                    822            943
  Occupancy                                                             332            324
  Professional services                                                 189            182
  Advertising                                                            10             19
  Deposit insurance premium                                             132            146
  Furniture, fixtures and equipment                                      94            105
  Data processing                                                       202            224
  Other real estate owned expense                                        31              -
  Other operating expenses                                              223            214
----------------------------------------------------------------------------------------------
Total noninterest expense                                             2,035          2,157
----------------------------------------------------------------------------------------------
Net loss before income tax provision                                 (1,783)          (844)
Provision for income taxes                                                -              -
----------------------------------------------------------------------------------------------
Net loss                                                         $   (1,783)    $     (844)
==============================================================================================
Loss per common share BASIC AND DILUTED:
  Basic                                                          $    (0.59)    $    (0.28)
  Diluted                                                             (0.59)         (0.28)
Weighted average common shares outstanding
Basic and diluted                                                 3,024,220      3,024,220


See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                         Three months ended
                                                             December 31,
                                                    ----------------------------
                                                        2008           2007
--------------------------------------------------- ------------- --------------
(In Thousands)
Net loss                                             $ (1,783)          $ (844)
--------------------------------------------------- ------------- --------------
Other comprehensive loss, net of tax
   Unrealized loss on securities                       (2,377)             (89)
--------------------------------------------------- ------------- --------------
Other comprehensive loss                               (2,377)             (89)
--------------------------------------------------- ------------- --------------
Comprehensive loss                                   $ (4,160)          $ (933)
=================================================== ============= ==============

                        GREATER ATLANTIC FINANCIAL CORP.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007


----------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated          Total
                                                            Additional   Accumulated        Other          Stockholders'
                                     Preferred   Common      Paid-in       Earnings      Comprehensive    Equity (Capital
                                       Stock      Stock      Capital      (Deficit)      Income (Loss)       Deficit)
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)
Balance at September 30, 2007              $-       $ 30    $ 25,273       $ (14,408)        $ (1,324)           $ 9,571

Other comprehensive loss                    -          -           -               -              (89)               (89)

Net loss for the period                     -          -           -            (844)                -              (844)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007               $-       $ 30    $ 25,273       $ (15,252)        $ (1,413)          $  8,638
============================================================================================================================
Balance at September 30, 2008              $-       $ 30    $ 25,273       $ (25,318)        $ (3,579)          $ (3,594)

Other comprehensive loss                    -          -           -               -           (2,377)            (2,377)

Net loss for the period                     -          -           -          (1,783)                -            (1,783)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2008               $-       $ 30    $ 25,273       $ (27,101)        $ (5,956)          $ (7,754)
============================================================================================================================

See accompanying notes to consolidated financial statements


                        GREATER ATLANTIC FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Three months ended
                                                                                           December 31,
                                                                                  ------------------------------
                                                                                      2008           2007
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities:
Net loss                                                                            $ (1,783)         $ (844)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Provision for loan loss                                                                373             102
  Amortization of deferred loan acquisition cost, net                                      -               1
  Depreciation and amortization                                                           87              97
  Amortization of premiums on investment securities                                       82             118
  Amortization of premiums on mortgage-backed securities                                  18              35
  Amortization of deferred fees                                                          (21)            (66)
  Amortization of premiums and discounts on loans                                         68              71
  Amortization of convertible preferred stock costs                                        2               2
  Loss on sale of fixed assets                                                             1               -
(Increase) decrease in assets:
  Accrued interest and dividend receivable                                               320              52
  Prepaid expenses and other assets                                                     (134)            107
  Deferred loan fees collected, net of deferred costs incurred                            53              88
Increase (decrease) in liabilities:
  Accrued expenses and other liabilities                                                  26             168
  Income taxes payable                                                                     -             (20)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (908)            (89)
----------------------------------------------------------------------------------------------------------------

Continued






                        GREATER ATLANTIC FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                                    Three months ended
                                                                                       December 31,
                                                                                ----------------------------
                                                                                    2008          2007
------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities:
  Loan repayments                                                                  $ 8,353      $ 19,920
  Loan disbursements net of participations sold                                     (7,130)      (12,014)
  Disposal of premises and equipment, net                                                3             -
  Capitalized cost for real estate owned                                              (101)            -
  Proceeds from repayments of other investment securities                              922         1,405
  Proceeds from repayments of mortgage-backed securities                               729         1,267
  Proceeds from sale of FHLB stock                                                      90             -
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                            2,866        10,578
------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase (decrease) in deposits                                               18,846        (9,054)
  Net decrease in advances from the FHLB and other borrowings                       (1,898)         (505)
  Decrease in advance payments by borrowers
    for taxes and insurance                                                            (72)          (54)
------------------------------------------------------------------------------------------------------------
Net cash provided (used) in financing activities                                    16,876        (9,613)
------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                               18,834           876
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                    6,615         7,632
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                        $25,449      $  8,508
============================================================================================================
Supplemental disclosure of non-cash investing activities:
  Transfers from loans to real estate acquired through foreclosure                 $   187      $      -


See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2008 AND THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND 2007 (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to interim financial reporting. It is recommended that these consolidated financial statements be read in conjunction with the company's Annual Report on Form 10-K for the year ended September 30, 2008. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2009 or any future periods. Reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

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

         On June 9, 2008 the company entered into a new definitive agreement for the company to merge with and into Summit. That new agreement to merge with Summit was approved by the shareholders of the company on September 4, 2008. Processing of the Summit application to acquire the company and the bank continued under the new definitive merger agreement until that new definitive agreement was terminated by mutual consent of the parties on December 15, 2008.

(3) CEASE AND DESIST ORDER

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2008 AND THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND 2007 (UNAUDITED)


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

         A description and copies of the Cease and Desist Order and the Stipulation and Consent to Issuance of the Order were attached as exhibits to the report on Form 8-K filed on April 29, 2008, with the Securities and Exchange Commission.

(4) GOING CONCERN

         Notwithstanding the circumstances described above, the company continues actively to market itself, seeking either to be acquired or to obtain a capital infusion in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described here and in the Risk Factors section, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time. Without a waiver by the OTS or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or place the bank in conservatorship or receivership, any of which would mitigate against the bank and the company continuing as going concerns.

(5) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company conducts a quarterly analysis to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows (also see page 23 for discussion of non-performing loans):

                                                              At or for the three months
                                                                  ended December 31,
                                                         ------------------------------------
                                                                 2008              2007
---------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                                $ 2,567           $ 2,305
Provisions                                                        373               102
Total charge-offs                                                (717)               (5)
Total recoveries                                                    6                 8
---------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                     (711)                3
---------------------------------------------------------------------------------------------
Balance at end of period                                      $ 2,229           $ 2,410
=============================================================================================
Ratio of net (charge-offs) recoveries during the period
   to average loans outstanding during the period               (0.48)%           0.002%
=============================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                       43.52%            86.88%
=============================================================================================
Allowance for loan losses to total loans                         1.49%             1.38%
=============================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2008 AND THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND 2007 (UNAUDITED)


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

         Our total recorded investment in impaired loans at December 31, 2008 was $892,000 compared to $4.8 million at December 31, 2007 and the related allowance associated with those loans at December 31, 2008 was $892,000 compared to $1.6 million at December 31, 2007. At December 31, 2008 and 2007, all impaired loans had a related allowance. We recognize interest collected on these loans on a cost-recovery or cash-basis method. The amount of interest income recognized during the time that those loans were impaired amounted to zero and $69,000 at December 31, 2008 and 2007, respectively.

(6) REGULATORY MATTERS

         The capital distribution regulation of the OTS requires that the bank provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required. The bank last paid dividends of $655,000 to the company during the year ended September 30, 2006 and is prohibited by the Cease and Desist Order from paying dividends or other capital distributions.

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

         Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%, an adequately capitalized financial institution is one with Tier 1 leverage capital of 4%, Tier 1 risk-based capital of 4% and total risk-based capital of 8% and an undercapitalized financial institution is one with Tier 1 leverage capital of 3%, Tier 1 risk-based capital of 3% and total risk-based capital of 6%. At December 31, 2008, the bank is classified as an undercapitalized financial institution.

         The following presents the bank's capital position at December 31, 2008:

--------------------------------------------------------------------------------------------------------
                                                      Required
                                                     Percent to
                                         Required     be Well      Actual       Actual      Surplus/
                                         Balance    Capitalized    Balance      Percent    (Shortfall)
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Leverage                                  $11,065        5.00%     $ 9,263         4.19%     $(1,802)
Tier 1 Risk-based                         $ 8,730        6.00%     $ 9,179         6.31%     $   449
Total Risk-based                          $14,551       10.00%     $10,516         7.23%     $(4,035)
========================================================================================================

         The company's common stock is currently quoted on the Pink Sheets under the symbol GAFC.PK.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2008 AND THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND 2007 (UNAUDITED)



         Under the Cease and Desist Order issued by the Office of Thrift Supervision effective April 25, 2008, the bank is required to have a Tier 1
(Core) Capital Ratio of at least 6% and a total Risk-based capital ratio of at least 12% at June 30, 2008 and at all times thereafter. The Cease and Desist Order was modified to extend that capital level deadline first to September 30, 2008, and subsequently to December 31, 2008. As shown in the foregoing chart, the bank does not meet the capital requirements of the Cease and Desist Order at December 31, 2008.

         Notwithstanding the circumstances described above, the company continues to market itself actively, seeking either to be acquired or to obtain a capital infusion in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described here and in the Risk Factors section, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time.

(7) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares for employees and warrants for 94,685 shares for stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants is the fair market value at grant date. As of December 31, 2008, 192,666 options were outstanding. During the quarter ended December 31, 2007 all 88,016 warrants expired.

         The following summary represents the activity under the Plan:
  ---------------------------------------------------------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                                                                       Weighted     Remaining
                                                                                       Average     Contractual
                                                                         Number of     Exercise        Term
                                                                          Options       Price      (in Years)
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2007                245,500       $ 6.72      4.63
  Options expired                                                          (52,834)      $ 6.75
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at September 30, 2008                192,666       $ 6.56      3.99
  Options expired                                                                -            -
  ---------------------------------------------------------------------------------------------------------------
  Balance outstanding and exercisable at December 31, 2008                 192,666       $ 6.56      3.74
  ===============================================================================================================

         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with the pro forma impact disclosed. As allowable under SFAS 123R, the company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using those assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. There were no options granted during the three months ended December 31, 2008 and 2007.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2008 AND THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND 2007 (UNAUDITED)


(8) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the three months ended December 31, 2008 and 2007 were the same, as the effect of the conversion of preferred securities and the impact of the exercised stock options totaling 1,368,143 shares in the periods ended December 31, 2008 and 2007, were excluded as their exercise would have been anti-dilutive for those periods.

(9) RECENT ACCOUNTING STANDARDS

         In September 2006, the FASB issued Statement No. 157, Fair Value Measurement ("FAS 157"). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company adopted FAS 157 as of October 1, 2008, as required, and adoption did not have a material impact on the company's financial statements. In October 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-3, DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

         In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115 ("FAS 159"). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable unless a new election date occurs; and is applied only to entire instruments and not to portions of instruments. The company adopted FAS 159 effective October 1, 2008, as required, but has not elected to measure any permissible items at fair value. As a result, the adoption of FAS 159 did not have any impact on the company's financial statements.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2008 AND THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND 2007 (UNAUDITED)


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

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2008 AND THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND 2007 (UNAUDITED)


(11) DERIVATIVE FINANCIAL INSTRUMENTS

         During fiscal years 2003 and 2002, the bank entered into various interest rate caps that total $20 million in notional principal with terms between five and ten years that limits the float between a floor of 2.00%, and are capped between 6.50% - 8.00%. The bank accounts for these derivatives, under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the three months ended December 31, 2008 and 2007 the instruments did not meet hedge accounting requirements. The statements of operations include net losses of $23,000 and $14,000 for the three months ended December 31, 2008 and 2007, respectively.

(12). FAIR VALUE OF FINANCIAL INSTRUMENTS

         Effective October 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

         FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

         The standard describes three levels of inputs that may be used to measure fair value:

Level 1   Quoted prices in active markets for identical assets or liabilities.
Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

         Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

         AVAILABLE-FOR-SALE SECURITIES. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow. In certain cases where Level 1 or Level 2 inputs are not available, securities would be classified within Level 3 of the hierarchy.

         The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

                                                                     Fair Value Measurements Using
                                                      -------------------------------------------------------------
(Dollars in Thousands)                                   Quoted Prices in
                                                        Active Markets for   Significant Other     Significant
                                                        Identical Assets     Observable Inputs     Unobservable
                                       Fair Value           Level 1              Level 2          Inputs Level 3
                                    ---------------   -------------------- ------------------- --------------------
Available-for-sale securities          $ 33,117              $ -                $ 27,539            $ 5,578

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF DECEMBER 31, 2008 AND THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND 2007 (UNAUDITED)


         IMPAIRED LOANS. Loans for which it is probable the company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans, or where a loan is determined not to be collateral dependent, using the discounted cash flow method. If the impaired loan is collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method utilizes a recent appraisal or other valuations of the collateral and applies a discount factor to the value based on the company's estimate of holding cost and other economic factors, such as estimated cash flow generated from the property.

         The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fell at December 31, 2008.

                                                                     Fair Value Measurements Using
                                    -------------------------------------------------------------------------------
(Dollars in Thousands)                                   Quoted Prices in
                                                        Active Markets for   Significant Other     Significant
                                                        Identical Assets     Observable Inputs     Unobservable
                                       Fair Value           Level 1              Level 2          Inputs Level 3
                                    ---------------   -------------------- ------------------- --------------------
Impaired loans                          $ 965                $ -                   $ -               $ 965


         The fair value of the impaired loans of $965,000 is net of specific reserves of $400,000. Of the $965,000 of impaired loans at December 31, 2008, there were no charge offs related to those loans.

(13). SUBSEQUENT EVENT

         On February 10, 2009, the bank, received written notification from the Office of Thrift Supervision that the bank is "undercapitalized" under Part 565 of the OTS Rules and Regulations based on the regulatory capital ratios the bank reported in its Thrift Financial Report for the period ended December 31, 2008. The Bank is now subject to the restrictions on asset growth, dividends, other capital distributions and management fees. The Notice also requires the Bank to file a written capital restoration plan with the Regional Director of the OTS in Atlanta, Georgia, with copies to the FDIC Regional Director, no later than March 16, 2009. Also see, as reported on Form 8-K filed on February 17, 2009 a detailed disclosure of this notification.

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

         A description and copies of the Cease and Desist Order and the Stipulation and Consent to Issuance of the Order were attached as exhibits to the report on Form 8-K filed on April 29, 2008, with the Securities and Exchange Commission.

GOING CONCERN

         Notwithstanding the circumstances described above, the company continues actively to market itself, seeking either to be acquired or to obtain a capital infusion in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described here, and in the Risk Factors section, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time. Without a waiver by the OTS or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or the placing of the bank in conservatorship or receivership, any of which would mitigate against the bank and the company continuing as going concerns.

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

FINANCIAL CONDITION

         At December 31, 2008 the company's total assets were $215.2 million, compared to the $202.4 million held at September 30, 2008, representing an increase of 6.30%. The increase resulted primarily from a $20.1 million increase in interest bearing deposits and was offset in part by decreases of $4.0 million in investment securities, loans receivable and $1.3 million in non-interest bearing deposits. The increase in the bank's overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage its assets and liabilities to maintain adequate liquidity to meet deposit outflows.

         Net loans receivable at December 31, 2008 were $147.7 million, a decrease of $1.9 million or 1.26% from the $149.6 million held at September 30, 2008. The decrease in loans consisted primarily of a $3.6 million decline in commercial business loans and a $787,000 decline in construction and land loans. The decrease in construction and land loans was primarily in the single family residential sector of the market. The company anticipates that lending in that area will continue to decline as a result of the current slow sales pace occurring in the single-family market and in the event the recession deepens. In addition, the bank is under the Cease and Desist Order that requires the bank to cease making commercial real estate loans, commercial loans and loans on raw land without the prior written approval of the Regional Director. The company also sustained a $654,000 decline in the bank's single-family loan portfolio and was offset by an increase of $3.6 million in the bank's consumer loan portfolio. Because the bank's single family loan portfolio consists primarily of adjustable-rate loans, and with the yield curve that currently exists, customers were able to extend the terms of their mortgages. Customers were also refinancing away from adjustable-rate loans and into longer-term, fixed-rate loans or curtailing outstanding balances. Multifamily loans outstanding decreased by $106,000 and commercial real estate loans decreased by $575,000 during the period.

         At December 31, 2008, investment securities were $35.2 million, a decrease of $4.1 million or 10.49% from the $39.4 million held at September 30, 2008. The cash proceeds from the sale or payoff of investment securities were used to reduce higher cost wholesale funding, including borrowings and wholesale deposits, and to retain cash for liquidity purposes.

         Deposits at December 31, 2008 were $184.1 million, an increase of $18.8 million from the $165.3 million held at September 30, 2008. Total deposits increased due in part to our increased reliance on wholesale deposits, which have a higher interest cost, but requires less operating cost than those originated through the branch network. Wholesale deposits are acquired through a direct deposit certificate listing service and are recognized by the FDIC as not being broker-originated deposits. The increased reliance on wholesale deposits contributed to a $15.7 million increase in deposits since December 31, 2007 while total deposits originated through the branch network decreased $20.7 million. The decrease in retail deposits is primarily in certificates of deposits and money fund accounts which are rate sensitive deposits and in the past have been obtained through the bank's marketing efforts. Because of the intense competition for those types of deposits we will be revisiting increasing our rates for these types of deposits. Any increase in those rates will squeeze our net interest margin.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 2008 AND DECEMBER 31, 2007

         NET INCOME. For the three months ended December 31, 2008, the company had a net loss of $1.8 million or $0.59 per diluted share, compared to a net loss of $844,000 or $0.28 per diluted share for the three months ended December 31, 2007. The $939,000 increase in the net loss over the comparable period one-year ago was primarily the result of an increase in the provision for loan losses and decreases in net interest income and non-interest income and was offset by a decrease in non-interest expense. The ongoing net losses from operations remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained, and the limitations in the Cease and Desist Order restricting the bank's lending in the commercial business, commercial real estate and construction areas adversely affect the ability of the bank to become profitable. Further, the bank has been managing its assets and liabilities to maintain the capitalized status required to effect the sale of the bank. We believe that the OTS recognized that approach by modifying the Cease and Desist Order to extend compliance with the 6% and 12% capital requirements to December 31, 2008. Processing of the Summit application to acquire the company and the bank continued under the new definitive merger agreement until that agreement was terminated by mutual consent of the parties on December 15, 2008.

         Because of the bank's loans to one borrower limit, and the loan limitations contained in the Cease and Desist Order,, the bank is unable to expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will continue to cause earning assets to decline, adversely impacting earnings. Further, margin pressure from the yield curve also presents a challenging environment which limits the bank's ability to increase our net interest margin. However, we will continue to reduce our borrowing costs and reduce any operating cost which can be removed without negatively affecting the bank's ability to conduct business with its current customer base. In order to further reduce costs, branch sales are a possible avenue that can be pursued in the event that a capital infusion is obtained.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                                  Difference
                                                                                      -------------------------------
Three Months Ended December 31,                         2008              2007           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 2,035           $ 3,110       $ (1,075)         (34.57)%
   Investments                                             427               768           (341)         (44.40)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,462             3,878         (1,416)         (36.51)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,397             2,029           (632)         (31.15)
   Borrowings                                              549               571            (22)          (3.85)
---------------------------------------------------------------------------------------------------------------------
Total                                                    1,946             2,600           (654)         (25.15)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $   516           $ 1,278       $   (762)         (59.62)%
=====================================================================================================================

        The decrease in net interest income during the three months ended December 31, 2008, from the comparable period one year ago, resulted primarily from a $31.2 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $13.9 million more than the decline in average interest-bearing liabilities. That decrease was coupled with a 118 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.22% for the three months ended December 31, 2007 to 1.04% for the three months ended December 31, 2008. The decrease in net interest margin also resulted from the average yield on interest-earning assets declining 91 basis points more than the decline in cost on interest-bearing liabilities.

        The interest rate environment has been a difficult one for most financial institutions. We expect the interest rate environment to remain challenging and we believe it will continue to have an impact on our net interest margin and net interest rate spread. However, we also believe that our strategy of changing the balance sheet to one which is more retail oriented will benefit us over time. We believe that change will position us to realize a benefit when the interest rate environment improves. If market interest rates were to rise, given our asset sensitivity position, we would also expect our net interest margin to improve. However, in a declining interest rate environment our interest rate spread and our net interest income would decline. The bank continues to monitor the markets and its interest rate position to alleviate any material changes in net interest margin.

         INTEREST INCOME. Interest income for the three months ended December 31, 2008 decreased $1.4 million compared to the three months ended December 31, 2007, primarily as a result of a decrease of 179 basis points in the average yield earned on interest earning assets. Declines in those rates were coupled with a $31.2 million decrease in the average balances of outstanding loans and investment securities.

         INTEREST EXPENSE. The $654,000 decrease in interest expense for the three months ended December 31, 2008 compared to the 2007 period was principally the result of an 88 basis point decrease in the cost of funds on average deposits and borrowings. That decrease in the cost of average interest-bearing liabilities was coupled with a $17.3 million decrease in the average amount of deposits and borrowings. The decrease in interest expense on deposits was primarily due to a 109 basis point decrease in rates paid on deposits, primarily due to lower pricing on new and renewed time deposits. That decline was coupled with a decrease of $16.3 million in average deposits, primarily due to the decrease in certificates of deposit originated through our branch network.

         The decrease in interest expense on borrowings for the three months ended December 31, 2008, when compared to the 2007 period, was principally the result of a $990,000 decrease in average borrowed funds, coupled with a 8 basis point decrease in the cost of borrowed funds. The components accountable for the decrease of $22,000 in interest expense on borrowings were a $15,000 decrease relating to average volume, coupled with a $7,000 decrease relating to average cost.

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

                                                             FOR THE THREE MONTHS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------
                                                      2008                                    2007
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  81,960     $ 1,260         6.15%    $  88,508      $  1,540        6.96%
   Consumer loans                        53,831         533         3.96        51,242           914        7.13
   Commercial business loans             12,302         242         7.87        33,904           656        7.74
                                     -----------   ----------    ---------  ------------   -----------   ------------
      Total loans                       148,093       2,035         5.50       173,654         3,110        7.16

Investment securities                    39,941         302         3.02        40,223           541        5.38
Mortgage-backed securities               10,697         125         4.67        16,016           227        5.67
                                     -----------   ----------    ---------  ------------   -----------   ------------
      Total interest-earning assets     198,731       2,462         4.96       229,893         3,878        6.75
                                                   ----------    ---------                 -----------   ------------
Non-earning assets                       10,581                                 11,663
                                     -----------                            ------------
  Total assets                        $ 209,312                              $ 241,556
                                     ===========                            ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   1,794           4         0.89     $   2,073             5        0.96
   Now and money market accounts         50,330         318         2.53        56,309           465        3.30
   Certificates of deposit              114,554       1,075         3.75       124,568         1,559        5.01
                                     -----------   ----------    ---------  ------------   -----------   ------------
      Total deposits                    166,678       1,397         3.35       182,950         2,029        4.44

   FHLB advances                         25,925         382         5.89        26,346           394        5.98
   Other borrowings                      11,206         167         5.96        11,775           177        6.01
                                     -----------   ----------    ---------  ------------   -----------   ------------
  Total interest-bearing
liabilities                             203,809       1,946         3.82       221,071         2,600        4.70
                                                   ----------    ---------                 -----------   ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       7,184                                  9,079
Other liabilities                         1,943                                  1,921
                                     -----------                            ------------
  Total liabilities                     212,936                                232,071
Stockholders' equity                     (3,624)                                 9,485
                                     -----------                            ------------
  Total liabilities and
stockholders' Equity                  $ 209,312                              $ 241,556
                                     ===========                            ============

Net interest income                                 $   516                                 $  1,278
                                                   ============                           ==============
Interest rate spread                                                1.14%                                   2.04%
                                                              ===============                          ==============
Net interest margin                                                 1.04%                                   2.22%
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

                                                       THREE MONTHS ENDED
                                                  DECEMBER 31, 2008 COMPARED TO
                                                        DECEMBER 31, 2007
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                               VOLUME          RATE            TOTAL
                                          -----------------------------------------------
                                                           (IN THOUSANDS)
Real estate loans                            $   (114)        $  (166)      $   (280)
Consumer loans                                     46            (427)          (381)
Commercial business loans                        (418)              4           (414)
                                          ----------------  -------------- --------------
      Total loans                                (486)           (589)        (1,075)
Investments                                        (4)           (235)          (239)
Mortgage-backed securities                        (75)            (27)          (102)
                                          ----------------  -------------- --------------
Total interest-earning assets                $   (565)        $  (851)      $ (1,416)
                                          ================  ============== ==============

Savings accounts                             $     (1)        $     -       $     (1)
Now and money market accounts                     (49)            (98)          (147)
Certificates of deposit                          (125)           (359)          (484)
                                          ----------------  -------------- --------------
  Total deposits                                 (175)           (457)          (632)
FHLB advances                                      (6)             (6)           (12)
Other borrowings                                   (9)             (1)           (10)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (190)           (464)          (654)
                                          ================  ============== ==============
Change in net interest income                $   (375)        $  (387)      $   (762)
                                          ================  ============== ==============


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

         Our allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of those components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to allocate an allowance for individual loans identified as impaired. For those loans, we analyze the fair value of the collateral underlying the loan and consider the estimated costs to sell the collateral on a discounted basis. If the net collateral value is less than the loan balance (including accrued interest and any unamortized premium or discount associated with the loan), we recognize impairment and establish a specific reserve for the impaired loan. Large groups of smaller balance and homogeneous loans are collectively evaluated for impairment. Accordingly, the bank does not separately identify individual consumer and residential loans for impairment testing unless such loans become 90 days or more past due.

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

         On an annual basis, or more often if deemed necessary, the bank has contracted with an independent outside third party to review its loan portfolio. The focus of that review is to identify the extent of potential and actual risk in the bank's commercial loan portfolio and in our underwriting and processing practices. Observations made regarding the bank's portfolio risk are based upon review evaluations, portfolio profiles and discussions with the operational staff, including the line lenders and senior management. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional provisions for estimated loan losses based upon their judgment about information available to them at the time of their examination. In the most recent examination made in June 2008, the OTS did not indicate the need to increase the allowance for loan losses.

         Non-performing assets amounted to $5.1 million or 2.38% of total assets at December 31, 2008, a $2.1 million increase from the $3.0 million or 1.47% of total assets at September 30, 2008 and a $2.3 million increase from the $2.8 million or 1.18% of total assets classified as non-performing at December 31, 2007. At December 31, 2008, assets that were classified totaled $7.6 million, of which $1.6 million were classified as special mention, $3.8 million were classified as substandard, $892,000 were classified as doubtful and $1.3 million constituted as real estate owned. Real estate owned consists of an apartment project, a single family townhouse and a single family home. The bank is in the process of maintaining and marketing these properties but in view of the current market conditions, we expect a lengthy marketing period. A $373,000 provision for loan losses was recorded during the three months ended December 31, 2008, compared to a provision of $102,000 during the three months ended December 31, 2007. Credit quality at the bank remains a concern, with a ratio of non-performing assets to total assets of 2.38%, and with significant classified and past-due loans. Those factors, combined with expected credit exposure growth and deteriorating economic conditions, may result in an increase in the allowance for loan losses resulting in an increase in the provision for loan losses in future periods.

         NON-INTEREST INCOME. Non-interest income decreased $28,000 during the three months ended December 31, 2008, over the comparable three months one year ago. That decrease was distributed over various non-interest income categories with the primary contributors being service fees on deposits and loss on derivatives.

         The following table presents a comparison of the components of non-interest income.

                                                                                           Difference
                                                                               ------------------------------------
Three Months Ended December 31,                        2008          2007           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $  33         $  37             $  (4)            (10.81)%
   Service fees on deposits                              90           102               (12)            (11.76)
   Loss on derivatives                                  (23)          (14)               (9)             64.29
   Other operating income                                 9            12                (3)            (25.00)
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 109         $ 137             $ (28)            (20.44)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $122,000 from $2.2 million for the three months ended December 31, 2007 to $2.0 million for the three months ended December 31 in the current year. The decrease was distributed over various non-interest expense categories with the primary contributors being compensation and employee benefits, data processing, deposit insurance premium and furniture, fixtures and equipment. The decreases in non-interest expense were partially offset by increases of $55,000 in the bank's other real estate owned, other operating expense, occupancy and professional services.

         The following table presents a comparison of the components of non-interest expense.

                                                                                               Difference
                                                                                    ---------------------------------
Three Months Ended December 31,                             2008            2007         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $   822        $   943          $ (121)         (12.83)%
   Occupancy                                                  332            324               8            2.47
   Professional services                                      189            182               7            3.85
   Advertising                                                 10             19              (9)         (47.37)
   Deposit insurance premium                                  132            146             (14)          (9.59)
   Furniture, fixtures and equipment                           94            105             (11)         (10.48)
   Data processing                                            202            224             (22)          (9.82)
   Other real estate owned expense                             31              -              31             n/a
   Other operating expense                                    223            214               9            4.21
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 2,035        $ 2,157          $ (122)          (5.66)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Due to our operating losses, we did not record a provision for income taxes for the three months ended December 31, 2008 or 2007. However, the bank reduced its net deferred tax asset by $1.7 million for the fiscal year ended September 30, 2008, as a result of increasing the allowance on the deferred tax asset during the period. In addition the Office of Thrift Supervision issued a Cease and Desist Order mandating a 6% core capital ratio and a 12% total risk-based capital ratio. With the reduction in the bank's capital level, and higher capital requirements, the bank has had to lower its earning asset growth. That in turn, negatively impacts expected future earnings and required the reduction in the carrying value of its deferred tax asset. The company believes that, in the unlikely event that a merger or infusion of capital is not consummated, it will need to generate future taxable income through branch sales to assure utilization of a portion of the existing net operating losses.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at December 31, 2008 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

   -----------------------------------------------------------------------------------------------------------------
                                                          Less Than       Two - Three    Four - Five     After Five
                                           Total          One Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
   (In thousands)
   FHLB Advances (1)                      $ 25,000         $     -        $ 25,000       $     -        $      -
   Reverse repurchase agreements             2,011           2,011               -             -               -
   Subordinated debt securities (2)         25,982             655           1,310         1,310          22,707
   Operating leases                          2,609           1,022           1,100           253             234
   -----------------------------------------------------------------------------------------------------------------
        Total obligations                 $ 55,602         $ 3,688        $ 27,410       $ 1,563        $ 22,941
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
                                           Total          One Year           Years          Years          Years
   -----------------------------------------------------------------------------------------------------------------
  (In Thousands)

   Certificate of deposit maturities (1) $ 127,459       $ 116,513         $ 8,958       $ 1,895            $ 93
   Loan originations                         2,950           2,950               -             -               -
   Unfunded lines of credit (2)             91,821          91,821               -             -               -
   Standby letters of credit                   100             100               -             -               -
   -----------------------------------------------------------------------------------------------------------------
        Total                            $ 222,330       $ 211,384         $ 8,958       $ 1,895            $ 93
   =================================================================================================================

   (1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposit based on current market interest rates.
   (2) Revolving, open-end loans on one-four dwelling units and commercial lines that mostly remain unfunded. The committed amount of these lines total $90.9 million.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $58.6 million or 27.22% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. Under the Cease and Desist Order, the bank requires the prior approval of the Regional Director or of the OTS to make commercial business loans, commercial real estate loans, and real estate construction and development loans. During the three months ended December 31, 2008, the bank's loan originations totaled $7.1 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed or mortgage related securities or other investment securities during the three months ended December 31, 2008. All of our investment securities are classified as either available for sale or held to maturity and for the period ended December 31, 2008 were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe our filing fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity at such time as principal is repaid. The fluctuation in value of our portfolio is primarily the result of changes in market rates rather than due to the credit quality of the issuer. The unrealized loss in the bank's investment portfolio totaled $6.0 million at December 31, 2008. The estimated market value is based upon quoted prices for identical instruments traded in active markets and upon quoted prices for similar instruments or assets in active markets, quoted prices for identical or similar instruments or assets in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

         The initial indication of other than temporary impairment for debt securities is a decline in the market value below the amount recorded for the investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and our ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

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

         With respect to the company's investment in corporate debt securities, although the market value has been less than cost for more than 12 months and there has been a decline in price, that decline has occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. The corporate debt securities we hold had not experienced a credit default as of December 31, 2008, are currently rated investment grade and continue to make the required interest payments on a timely basis.

         The company's investment in pooled trust preferred securities is primarily in issues of other banks, bank holding companies and insurance companies which we currently hold in our portfolio in the form of asset-backed securities. The decline in value of those securities has occurred primarily over the past year due to changes in the market which has limited the demand for those securities and reduced their liquidity. While some of those issuers have reported weaker financial performance since our acquisition of those securities, in management's opinion they continue to possess more than acceptable credit risk. The securities are currently rated investment grade and continue to make required interest payments on a timely basis. Our review of the tranches in which the company is invested indicate that we have sufficient collateral support before causing a loss of principal or a break in yield. We monitor the actual default rates and interest deferrals for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment, and determined that the company's investment in pooled trust preferred securities were temporarily impaired as of December 31, 2008.

         The bank has other sources of liquidity if a need for additional funds arises. At December 31, 2008, the bank had $25.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $4.0 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At December 31, 2008, the bank had commitments to fund loans of $2.7 million, unused outstanding lines of credit of $91.8 million, consisting primarily of equity lines of credit, unused standby letters of credit of $100,000 and undisbursed proceeds of construction loans of $289,000. Unfunded lines of credit have remained relatively constant and have actually decreased by $4.4 million during the three months ended December 31, 2008. The bank anticipates that it will have sufficient funds available to meet its current loan origination and commitments.

         Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December 31, 2008, totaled $116.5 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At December 31, 2008, we held an aggregate notional value of $20 million of interest rate caps. None of the interest rate caps had strike rates that were in effect at December 31, 2008, as current LIBOR rates were below the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through deposit and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                        Net Portfolio Value                   Net Portfolio Value as % of
                                       (Dollars in thousands)                  Portfolio Value of Assets
                           ----------------------------------------------- ----------------------------------

Basic Point ("bp")
Change in Rates               $Amount         $Change         % Change        NPV Ratio        Change (bp)
-------------------------- -------------- ----------------- -------------- ----------------  ----------------
    +300                       12,595            -2,838         -18%             6.07%            -120bp
    +200                       13,836            -1,598         -10%             6.61%             -66bp
    +100                       14,716              -718          -5%             6.98%             -29bp
    0                          15,434                            -               7.27%               -
    -100                       15,576               143           1%             7.31%               4bp

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

ITEM 4T.  CONTROLS AND PROCEDURES.

         An evaluation of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2008, was carried out under the supervision and with the participation of the company's Chief Executive Officer, Chief Financial Officer and several other members of the company's senior management. The company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the company in the reports it files or submits under the Act is: (i) accumulated and communicated to the company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         The Cease and Desist Order, as amended, requires the bank to have and maintain a minimum Tier I Core Capital ratio of 6% and a minimum Total Risk-Based Capital ratio of 12% at December 31, 2008. To date, in the current economic environment, the bank has not been able to raise sufficient additional capital to ensure compliance with the capital requirements of the Cease and Desist Order. Without a waiver by the Office of Thrift Supervision or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or place the bank in conservatorship or receivership. If the bank is placed in conservatorship or receivership, it is highly likely that such action would lead to a complete loss of all value of the company's ownership interest in the bank. In addition, further restrictions could be placed on the bank if it were determined that the bank was undercapitalized, significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as any level of undercapitalization increased.

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

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At December 31, 2008, our loan portfolio consisted of $37.1 million, or 24.82% of commercial real estate loans, $7.6 million, or 5.06% of construction and land development loans and $9.9 million, or 6.63% of commercial business loans. Those types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Under the Cease and Desist Order, the bank can only make commercial real estate loans, commercial loans, construction loans and land development loans with the prior approval of the Regional Director of the Office of Thrift Supervision.

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

         Pursuant to the TARP, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.. In addition, under TARP, the Treasury created a capital purchase program, pursuant to which it provides access to capital that will serve as Tier I capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. At the time the capital purchase program was announced, the company was not deemed eligible to participate.

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


                                      Date: February 17, 2009