Form 10-Q
period 2009-03-31
GREATER ATLANTIC FINANCIAL CORP
filed 2009-05-15
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes |_|     No |_|

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

    Large accelerated filer [ ]                   Accelerated filer [ ]
    Non-accelerated filer [ ] Do not check if a   Smaller reporting company) [X]
    Smaller reporting company


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                Yes [ ] No [ X ]


     At May 13, 2009 there were 3,024,220 shares of the registrant's Common
                  Stock, par value $0.01 per share outstanding.



                                        GREATER ATLANTIC FINANCIAL CORP.
                                          QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE QUARTER ENDED MARCH 31, 2009

                                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
                                                                                                                 --------
Item 1. Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at March 31, 2009 and September 30, 2008...........................3

      Consolidated Statements of Operations
      for the three and six months ended March 31, 2009 and March 31, 2008..............................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the three and six months ended March 31, 2009 and March 31, 2008..............................................5

      Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
      for the three and six months ended March 31, 2009 and March 31, 2008..............................................5

      Consolidated Statements of Cash Flows
      for the six months ended March 31, 2009 and March 31, 2008........................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......................16
Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................................................33
Item 4T.  Controls and Procedures......................................................................................35

PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings..........................................................................................35
Item 1A.    Risk Factors...............................................................................................35
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds................................................39
Item 3.     Defaults Upon Senior Securities............................................................................39
Item 4.     Submission of Matters to a Vote of Security Holders........................................................39
Item 5.     Other Information..........................................................................................39
Item 6.     Exhibits...................................................................................................39

SIGNATURES.............................................................................................................40

CERTIFICATIONS.........................................................................................................41



                                GREATER ATLANTIC FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                                March 31,       September 30,
                                                                            ----------------------------------
                                                                                  2009               2008
  ------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands)                                                                (Unaudited)
  Assets
  Cash and cash equivalents:
    Non-interest bearing and vault                                              $ 28,249          $  6,175
    Interest bearing                                                               1,871               440
  Investment securities
     Available-for-sale                                                           31,855            37,128
     Held-to-maturity                                                              1,809             2,229
  Loans receivable, net                                                          148,214           149,615
  Accrued interest and dividends receivable                                          768             1,237
  Federal Home Loan Bank stock, at cost                                            1,513             1,640
  Other real estate owned                                                          1,346             1,043
  Premises and equipment, net                                                      1,743             1,918
  Prepaid expenses and other assets                                                1,263               982
  ------------------------------------------------------------------------------------------------------------
  Total assets                                                                  $218,631          $202,407
  ============================================================================================================
  Liabilities and Stockholders' equity (capital deficit)
  Liabilities
  Deposits                                                                      $189,477          $165,279
  Advance payments from borrowers for taxes and insurance                            217               175
  Accrued expenses and other liabilities                                           2,885             2,254
  Advances from the FHLB and other borrowings                                     27,111            28,909
  Junior subordinated debt securities                                              9,388             9,384
  ------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              229,078           206,001
  ------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
  ------------------------------------------------------------------------------------------------------------
  Stockholders' Equity (Capital Deficit)
     Preferred stock $.01 par value - 2,500,000 shares authorized,
         none outstanding                                                              -                 -
     Common stock, $.01 par value - 10,000,000
         shares authorized; 3,024,220 shares outstanding                              30                30
     Additional paid-in capital                                                   25,273            25,273
     Accumulated deficit                                                         (29,296)          (25,318)
     Accumulated other comprehensive loss                                         (6,454)           (3,579)
  ------------------------------------------------------------------------------------------------------------
  Total stockholders' equity (capital deficit)                                   (10,447)           (3,594)
  ------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity (capital deficit)                  $218,631          $202,407
  ============================================================================================================

See accompanying notes to consolidated financial statements

                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended              Six Months Ended
                                                                          March 31,                     March 31,
----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                        2009           2008           2009           2008
----------------------------------------------------------------------------------------------------------------------------
Interest income
  Loans                                                          $    1,773     $    2,697     $    3,808     $    5,807
  Investments                                                           299            727            726          1,496
----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 2,072          3,424          4,534          7,303
----------------------------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                            1,383          1,862          2,780          3,892
  Borrowed money                                                        533            541          1,082          1,112
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                1,916          2,403          3,862          5,004
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     156          1,021            672          2,299
Provision for loan losses                                               294          2,688            667          2,790
----------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision for loan losses             (138)        (1,667)             5           (491)
----------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                              132            134            255            274
  Loss on derivatives                                                    (5)           (14)           (27)           (28)
  Other operating income                                                 18              7             26             17
----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                145            127            254            263
----------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                    823            887          1,645          1,831
  Occupancy                                                             325            329            657            653
  Professional services                                                 282            678            471            860
  Advertising                                                             1             10             12             28
  Deposit insurance premium                                             121            118            252            264
  Furniture, fixtures and equipment                                      98            109            193            214
  Data processing                                                       232            210            434            435
  Provision for loss on real estate owned                                61              -             61              -
  Other real estate owned expense                                        38              -             69              -
  Other operating expenses                                              220            241            443            454
----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                             2,201          2,582          4,237          4,739
----------------------------------------------------------------------------------------------------------------------------
Net loss before income tax provision                                 (2,194)        (4,122)        (3,978)        (4,967)
Provision for income taxes                                                -            885              -            885
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                         $   (2,194)    $   (5,007)    $   (3,978)    $   (5,852)
============================================================================================================================
Loss per common share BASIC AND DILUTED:
  Basic                                                          $    (0.73)    $    (1.66)    $    (1.32)    $    (1.93)
  Diluted                                                             (0.73)         (1.66)         (1.32)         (1.93)
Weighted average common shares outstanding
Basic and diluted                                                 3,024,220      3,024,220      3,024,220      3,024,220

See accompanying notes to consolidated financial statements



                                        GREATER ATLANTIC FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                        Three months ended           Six months ended
                                                            March 31,                   March 31,
                                                    --------------------------- ---------------------------
                                                        2009          2008          2009          2008
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Net loss                                             $ (2,194)     $ (5,007)     $ (3,978)     $ (5,852)
-----------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax
   Unrealized loss on securities                         (499)         (349)       (2,875)         (438)
-----------------------------------------------------------------------------------------------------------
Other comprehensive loss                                 (499)         (349)       (2,875)         (438)
-----------------------------------------------------------------------------------------------------------
Comprehensive loss                                   $ (2,693)     $ (5,356)     $ (6,853)     $ (6,290)
===========================================================================================================

                                        GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (UNAUDITED)
                                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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
                                       Stock      Stock      Capital      (Deficit)      Income (Loss)       Deficit)
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Balance at September 30, 2007              $-       $ 30    $ 25,273       $ (14,408)        $ (1,324)        $    9,571

Other comprehensive loss                    -          -           -               -             (438)              (438)

Net loss for the period                     -          -           -          (5,852)                -            (5,852)
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2008                  $-       $ 30    $ 25,273       $ (20,260)        $ (1,762)        $    3,281
============================================================================================================================
Balance at September 30, 2008              $-       $ 30    $ 25,273       $ (25,318)        $ (3,579)        $   (3,594)

Other comprehensive loss                    -          -           -               -           (2,875)            (2,875)

Net loss for the period                     -          -           -          (3,978)                -            (3,978)
----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2009                  $-       $ 30    $ 25,273       $ (29,296)        $ (6,454)        $  (10,447)
============================================================================================================================

See accompanying notes to consolidated financial statements


                                GREATER ATLANTIC FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                   Six months ended March 31,
                                                                                  ------------------------------
                                                                                      2009           2008
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities:
Net loss                                                                            $ (3,978)       $ (5,852)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Provision for loan loss                                                                667           2,790
  Provision for REO loss                                                                  61               -
  Amortization of deferred loan acquisition cost, net                                      -               3
  Depreciation and amortization                                                          173             191
  Amortization of premiums on investment securities                                      137             203
  Amortization of premiums on mortgage-backed securities                                  22              91
  Amortization of deferred fees, net of deferred costs                                    91            (131)
  Increase in valuation allowance in net deferred tax asset                                -             885
  Amortization of premiums and discounts on loans                                         11             168
  Amortization of convertible preferred stock costs                                        4               5
  Loss on sale of fixed assets                                                             1               -
(Increase) decrease in assets:
  Accrued interest and dividend receivable                                               469             356
  Prepaid expenses and other assets                                                     (281)            544
  Deferred loan fees collected, net of deferred costs incurred                             6             208
Increase (decrease) in liabilities:
  Accrued expenses and other liabilities                                                 631             335
  Income taxes payable                                                                     -             (20)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 (1,986)           (224)
----------------------------------------------------------------------------------------------------------------

Continued


                                GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                                 Six months ended March 31,
                                                                                ----------------------------
                                                                                    2009          2008
------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities:
  Loan repayments                                                                 $ 17,701      $ 47,057
  Loan disbursements net of participations sold                                    (17,262)      (33,710)
  Disposal of premises and equipment, net                                                1             -
  Capitalized cost for real estate owned                                              (177)            -
  Proceeds from repayments of other investment securities                            1,789         2,584
  Proceeds from repayments of mortgage-backed securities                               870         3,458
  Proceeds from sale of FHLB stock                                                     127            91
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                            3,049        19,480
------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase (decrease) in deposits                                               24,198        (9,186)
  Net decrease in advances from the FHLB and other borrowings                       (1,798)         (460)
  Decrease in advance payments by borrowers
    for taxes and insurance                                                             42            40
------------------------------------------------------------------------------------------------------------
Net cash provided (used) in financing activities                                    22,442        (9,606)
------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                               23,505         9,650
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                    6,615         7,632
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                       $ 30,120      $ 17,282
============================================================================================================
Supplemental disclosure of non-cash investing activities:
  Transfers from loans to real estate acquired through foreclosure                $    187      $      -

See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2009 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2009 AND 2008 (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to interim financial reporting. It is recommended that these consolidated financial statements be read in conjunction with the company's Annual Report on Form 10-K for the year ended September 30, 2008. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2009 or any future periods. Reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

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

         In addition, the Cease and Desist Order requires the bank's board of directors to take action with respect to credit administration, classified assets and accounting system controls and to establish a regulatory compliance committee of three or more non-employee directors to monitor and coordinate compliance with the provisions of the Cease and Desist Order and provide the board of directors with progress reports on compliance, which reports are to be transmitted by the board of directors of the bank to the Regional Director. At September 30, 2008 and March 31, 2009, the bank was in compliance with all the requirements of the Cease and Desist Order except for the 6% and 12% capital requirements; however, the limitations in the Cease and Desist Order restricting the bank's lending in the commercial, commercial real estate and construction areas adversely affects the ability of the bank to return to profitability.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2009 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2009 AND 2008 (UNAUDITED)

         A description and copies of the Cease and Desist Order and the Stipulation and Consent to Issuance of the Order were attached as exhibits to the report on Form 8-K filed on April 29, 2008, with the Securities and Exchange Commission.

         On February 10, 2009, the bank, received written notification (the "Notice") from the Office of Thrift Supervision that the bank is "undercapitalized" under Part 565 of the OTS Rules and Regulations based on the regulatory capital ratios the bank reported in its Thrift Financial Report for the period ended December 31, 2008. The Bank is now subject to the restrictions on asset growth, dividends, other capital distributions and management fees as set forth in the Notice. The Notice also required the Bank to file a written capital restoration plan with the Regional Director of the OTS in Atlanta, Georgia, with copies to the FDIC Regional Director, no later than March 16, 2009, which the bank filed on March 15, 2009. Also, see the detailed disclosure of the Notice as reported in a Form 8-K filed on February 17, 2009 .

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

(5) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company conducts a quarterly analysis to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows (also see page 24 for discussion of non-performing loans):

                                                               At or for the six months
                                                                   ended March 31,
                                                         ---------------------------------
                                                                2009            2008
------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                               $ 2,567         $ 2,305
Provisions                                                       667           2,790
Total charge-offs                                             (1,610)         (2,824)
Total recoveries                                                  61              14
------------------------------------------------------------------------------------------
Net charge-offs                                               (1,549)         (2,810)
------------------------------------------------------------------------------------------
Balance at end of period                                     $ 1,685         $ 2,285
==========================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period              (1.05)%         (1.66)%
==========================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                      51.61%          99.43%
==========================================================================================
Allowance for loan losses to total loans                        1.12%           1.40%
==========================================================================================

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2009 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2009 AND 2008 (UNAUDITED)

         The company considers a loan to be impaired if it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is deemed impaired, the company computes the present value of the loan's future cash flows discounted at the effective interest rate. As an alternative, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the present value is less than the carrying value of the loan, a valuation allowance is recorded. For collateral dependent loans, the company uses the fair value of the collateral, less estimated costs to sell on a discounted basis, to measure impairment.

         Our total recorded investment in impaired loans at March 31, 2009 was $424,000 compared to $2.2 million at March 31, 2008 and the related allowance associated with those loans at March 31, 2009 was $117,000 compared to $1.5 million at March 31, 2008. At March 31, 2009 and 2008, all impaired loans had a related allowance. We recognize interest collected on these loans on a cost-recovery or cash-basis method. The amount of interest income recognized during the time that those loans were impaired amounted to zero and $110,000 at March 31, 2009 and 2008, respectively.

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

         Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%, an adequately capitalized financial institution is one with Tier 1 leverage capital of 4%, Tier 1 risk-based capital of 4% and total risk-based capital of 8% and an undercapitalized financial institution is one with Tier 1 leverage capital of 3%, Tier 1 risk-based capital of 3% and total risk-based capital of 6%. At March 31, 2009, the bank is classified as a significantly undercapitalized financial institution.

         The following presents the bank's capital position at March 31, 2009:

--------------------------------------------------------------------------------------------------------
                                                      Required
                                                     Percent to
                                         Required     be Well      Actual       Actual
                                         Balance    Capitalized    Balance      Percent     Shortfall
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Leverage                                 $11,264        5.00%      $7,255        3.22%      $(4,009)
Tier 1 Risk-based                        $ 8,884        6.00%      $7,172        4.84%      $(1,712)
Total Risk-based                         $14,807       10.00%      $8,857        5.98%      $(5,950)
========================================================================================================

         The company's common stock is currently quoted on the Pink Sheets under the symbol GAFC.PK.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2009 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2009 AND 2008 (UNAUDITED)


         Under the Cease and Desist Order issued by the Office of Thrift Supervision effective April 25, 2008, the bank is required to have a Tier 1
(Core) Capital Ratio of at least 6% and a total Risk-based capital ratio of at least 12% at June 30, 2008 and at all times thereafter. The Cease and Desist Order was modified to extend that capital level deadline first to September 30, 2008, and subsequently to December 31, 2008. As shown in the foregoing chart, the bank does not meet the capital requirements of the Cease and Desist Order at March 31, 2009.

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

(7) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares for employees and warrants for 94,685 shares for stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants was established as the fair market value at grant date. As of March 31, 2009, all the warrants had expired and 192,666 options were outstanding.

       The following summary represents the activity under the Plan:
---------------------------------------------------------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                                                                       Weighted     Remaining
                                                                                       Average     Contractual
                                                                         Number of     Exercise        Term
                                                                          Options       Price      (in Years)
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2007                 245,500       $ 6.72        4.63
Options expired                                                           (52,834)      $ 6.75
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2008                 192,666       $ 6.56        3.99
Options expired                                                                 -            -
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at March 31, 2009                     192,666       $ 6.56        3.49
===============================================================================================================

         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with the pro forma impact disclosed. As allowable under SFAS 123R, the company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using those assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. There were no options granted during the six months ended March 31, 2009 and 2008.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2009 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2009 AND 2008 (UNAUDITED)


(8) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the six months ended March 31, 2009 and 2008 were the same, as the effect of the conversion of preferred securities and the impact of the exercised stock options totaling 1,372,483 and 1,379,013 shares in the periods ended March 31, 2009 and 2008, respectively, were excluded as their exercise would have been anti-dilutive for those periods.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2009 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2009 AND 2008 (UNAUDITED)

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2009 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2009 AND 2008 (UNAUDITED)


(11) DERIVATIVE FINANCIAL INSTRUMENTS

         During fiscal years 2003 and 2002, the bank entered into various interest rate caps that total $20 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and are capped between 6.50% - 8.00%. The bank accounts for these derivatives under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the three months ended March 31, 2009 and 20087 the instruments did not meet hedge accounting requirements. The statements of operations include net losses of $27,000 and $28,000 for the six months ended March 31, 2009 and 2008, respectively.

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

         The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009:

                                                                     Fair Value Measurements Using
                                                      -------------------------------------------------------------
(Dollars in Thousands)                                   Quoted Prices in
                                                        Active Markets for   Significant Other     Significant
                                                        Identical Assets     Observable Inputs     Unobservable
                                       Fair Value           Level 1              Level 2          Inputs Level 3
                                    ---------------   -------------------- ------------------- --------------------
Available-for-sale securities          $ 31,855              $ -                $ 26,975            $ 4,880

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF MARCH 31, 2009 AND THREE AND SIX MONTHS ENDED
                       MARCH 31, 2009 AND 2008 (UNAUDITED)


         The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the three month period ended March 31, 2009:

--------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at December 31, 2008                                          $ 5,578
Realized and unrealized gains (losses) included in earnings                 -
Unrealized gains (losses) included in other comprehensive income         (590)
Discount amortization                                                      12
Purchases, Settlements, payments and maturities                          (120)
Transfers into Level 3                                                      -
--------------------------------------------------------------------------------
Balance March 31, 2009                                                $ 4,880
================================================================================

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

         The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fell at March 31, 2009.

                                                                       Fair Value Measurements Using
                                                      -------------------------------------------------------------
(Dollars in Thousands)                                   Quoted Prices in
                                                        Active Markets for   Significant Other     Significant
                                                        Identical Assets     Observable Inputs     Unobservable
                                       Fair Value           Level 1              Level 2          Inputs Level 3
                                    ---------------   -------------------- ------------------- --------------------
Impaired loans                         $ 3,500               $ -                   $ -              $ 3,500

         The fair value of the impaired loans of $3.5 million is net of specific reserves of $873,000. Of the $3.5 million of impaired loans at March 31, 2009, there were no charge offs related to those loans.

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

         On February 10, 2009, the bank received written notification (the "Notice")from the Office of Thrift Supervision that the bank is "undercapitalized" under Part 565 of the OTS Rules and Regulations based on the regulatory capital ratios the bank reported in its Thrift Financial Report for the period ended December 31, 2008. The Bank is now subject to the restrictions on asset growth, dividends, other capital distributions and management fees as set forth in the Notice. The Notice also required the Bank to file a written capital restoration plan with the Regional Director of the OTS in Atlanta, Georgia, with copies to the FDIC Regional Director, no later than March 16, 2009, which the bank filed on March 15, 2009. Also, see the detailed disclosure of the Notice as reported in a Form 8-K filed on February 17, 2009 .

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

FINANCIAL CONDITION

         At March 31, 2009 the company's total assets were $218.6 million, compared to the $202.4 million held at September 30, 2008, representing an increase of 8.02%. The increase resulted primarily from a $23.5 million increase in cash and cash equivalents and interest bearing deposits and was offset in part by decreases of $7.1 million in investment securities and loans receivable. The increase in overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage the bank's assets and liabilities to maintain adequate liquidity to meet deposit outflows.

         Net loans receivable at March 31, 2009 were $148.2 million, a decrease of $1.4 million or 0.94% from the $149.6 million held at September 30, 2008. The decrease in loans consisted primarily of a $5.1 million decline in commercial business loans and a $1.6 million decline in construction and land loans. The decrease in construction and land loans was primarily in the single family residential sector of the market. The company anticipates that lending in that area will continue to decline as a result of the current slow sales pace occurring in the single-family market and in the event the recession deepens. In addition, under the Cease and Desist Order, the bank is required to cease making commercial real estate loans, commercial loans and loans on raw land without the prior written approval of the Regional Director. Those decreases were offset by increases of $2.0 million in the bank's single-family loan portfolio and $5.6 million in the bank's consumer loan portfolio. Because the bank's single family loan portfolio consists primarily of adjustable-rate loans, and with the yield curve that currently exists, customers were able to extend the terms of their mortgages. Customers were also refinancing away from adjustable-rate loans and into longer-term, fixed-rate loans or curtailing outstanding balances. Multifamily loans outstanding decreased by $120,000 and commercial real estate loans decreased by $3.0 million during the period.

         At March 31, 2009, investment securities were $33.7 million, a decrease of $5.7 million or 14.47% from the $39.4 million held at September 30, 2008. The cash proceeds from the sale or payoff of investment securities were used to reduce higher cost wholesale funding, including borrowings and wholesale deposits, and to retain cash for liquidity purposes.

         Deposits at March 31, 2009 were $189.5 million, an increase of $24.2 million from the $165.3 million held at September 30, 2008. Total deposits increased due in part to our increased reliance on wholesale deposits, which have a higher interest cost, but require less operating cost than those originated through the branch network. Wholesale deposits are acquired through a direct deposit certificate listing service which is recognized by the FDIC as not producing deposits classified as broker-originated. The increased reliance on wholesale deposits contributed to a $16.6 million increase in deposits since March 31, 2008 while total deposits originated through the branch network decreased $15.9 million. The decrease in retail deposits is primarily in certificates of deposits and money fund accounts which are rate sensitive deposits and in the past have been obtained through the bank's marketing efforts. Those decreases were coupled with declines totaling $4.0 million in non-interest bearing and now accounts. Because of the intense competition for those types of deposits we may revisit increasing our rates for these types of deposits. Any increase in those rates will reduce our net interest margin.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2009 AND MARCH 31, 2008

         NET INCOME. For the three months ended March 31, 2009, the company had a net loss of $2.2 million or $0.73 per diluted share, compared to a net loss of $5.0 million or $1.66 per diluted share for the three months ended March 31, 2008. The $2.8 million decrease in the net loss over the comparable period one-year ago was primarily the result of decreases in the provision for loan losses, non-interest expense and provision for income taxes and an increase in non-interest income and was offset by a decrease in net interest income. The ongoing net losses from operations remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained, and the limitations in the Cease and Desist Order restricting the bank's lending in the commercial business, commercial real estate and construction areas adversely affect the ability of the bank to become profitable. Further, the bank has been managing its assets and liabilities to maintain the capitalized status required to effect the sale of the bank. We believe that the OTS recognized that approach by modifying the Cease and Desist Order to extend compliance with the 6% and 12% capital requirements to December 31, 2008. Processing of the Summit application to acquire the company and the bank continued under the new definitive merger agreement until that agreement was terminated by mutual consent of the parties on December 15, 2008.

         Because of the bank's loans to one borrower limit, and the loan limitations contained in the Cease and Desist Order, the bank is unable to expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will continue to cause earning assets to decline, adversely impacting earnings. Further, margin pressure from the yield curve also presents a challenging environment which limits the bank's ability to increase our net interest margin. However, we will continue to reduce our borrowing costs and reduce any operating cost which can be reduced without negatively affecting the bank's ability to conduct business with its current customer base. In order to further reduce costs, branch sales are a possible avenue that can be pursued in the event that a capital infusion is obtained.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                                  Difference
                                                                                      -------------------------------
Three Months Ended March 31,                             2009              2008           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 1,773           $ 2,697         $ (924)         (34.26)%
   Investments                                             299               727           (428)         (58.87)
---------------------------------------------------------------------------------------------------------------------
Total                                                    2,072             3,424         (1,352)         (39.49)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,383             1,862           (479)         (25.73)
   Borrowings                                              533               541             (8)          (1.48)
---------------------------------------------------------------------------------------------------------------------
Total                                                    1,916             2,403           (487)         (20.27)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $   156           $ 1,021         $ (865)         (84.72)%
=====================================================================================================================

        The decrease in net interest income during the three months ended March 31, 2009, from the comparable period one year ago, resulted primarily from a $31.4 million decrease in the bank's average interest-earning assets coupled with average interest-bearing liabilities increasing by $3.1 million. That decrease in the bank's average interest-earning assets was coupled with a 150 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.82% for the three months ended March 31, 2008 to 0.32% for the three months ended March 31, 2009. The decrease in net interest margin also resulted from the average yield on interest-earning assets declining 86 basis points more than the decline in cost on interest-bearing liabilities.

        The interest rate environment has been a difficult one for most financial institutions. We expect the interest rate environment to remain challenging and we believe it will continue to have an impact on our net interest margin and net interest rate spread. In addition, when loans become non-performing or their ultimate collection is in doubt our income is adversely affected. However, we also believe that our strategy of changing the balance sheet to one which is more retail oriented will benefit us over time. We believe that change will position us to realize a benefit when the interest rate environment improves. If market interest rates were to rise, given our asset sensitivity position, we would also expect our net interest margin to improve. However, in a declining interest rate environment our interest rate spread and our net interest income would decline. The bank continues to monitor the markets and its interest rate position to alleviate any material changes in net interest margin.

         INTEREST INCOME. Interest income for the three months ended March 31, 2009 decreased $1.4 million compared to the three months ended March 31, 2008, primarily as a result of a decrease of 181 basis points in the average yield earned on interest earning assets. Declines in those rates were coupled with a $31.5 million decrease in the average balances of outstanding loans and investment securities.

         INTEREST EXPENSE. The $487,000 decrease in interest expense for the three months ended March 31, 2009 compared to the 2008 period was principally the result of a 95 basis point decrease in the cost of funds on average deposits and borrowings. That decrease in the cost of average interest-bearing liabilities was offset by a $3.1 million increase in the average amount of deposits and borrowings. The decrease in interest expense on deposits was primarily due to a 112 basis point decrease in rates paid on deposits, primarily due to lower pricing on new and renewed time deposits. That decline was offset by an increase of $3.1 million in average deposits, primarily due to the increase in certificates of deposit originated through a direct deposit certificate listing service which is recognized by the FDIC as not producing deposits classified as broker-originated.

         The decrease in interest expense on borrowings for the three months ended March 31, 2009, when compared to the 2008 period, was principally the result of an 8 basis point decrease in the cost of borrowed funds. The component accountable for the decrease of $8,000 in interest expense on borrowings was a decrease relating to average cost.

         COMPARATIVE AVERAGE BALANCES AND INTEREST INCOME ANALYSIS. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and are annualized rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2009                                    2008
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  80,480     $ 1,204         5.98%    $  83,519       $ 1,408        6.74%
   Consumer loans                        57,022         400         2.81        51,006           781        6.12
   Commercial business loans             10,603         169         6.38        30,774           508        6.60
                                     -----------   ----------    ---------  ------------   -----------   ------------
      Total loans                       148,105       1,773         4.79       165,299         2,697        6.53

Investment securities                    34,838         176         2.02        44,745           562        4.93
Mortgage-backed securities               10,147         123         4.85        14,520           175        4.82
                                     -----------   ----------    ---------  ------------   -----------   ------------
      Total interest-earning assets     193,090       2,072         4.29       224,564         3,424        6.10
                                                   -----------   ---------                 -----------   ------------
Non-earning assets                       27,730                                 10,909
                                     ------------                           ------------
  Total assets                        $ 220,820                              $ 235,473
                                     ============                           ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   1,637           2         0.49     $   1,939             4        0.83
   Now and money market accounts         47,488         208         1.75        53,373           385        2.89
   Certificates of deposit              133,426       1,173         3.52       124,168         1,473        4.75
                                     -----------   ----------    ---------  ------------   -----------   ------------
      Total deposits                    182,551       1,383         3.03       179,480         1,862        4.15

   FHLB advances                         25,000         370         5.92        25,000           374        5.98
   Other borrowings                      11,458         163         5.69        11,464           167        5.83
                                     -----------   ----------    ---------  ------------   -----------   ------------
  Total interest-bearing
     liabilities                        219,009       1,916         3.50       215,944         2,403        4.45
                                                   -----------   ---------                 -----------   ------------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       7,544                                  9,013
Other liabilities                         1,873                                  2,147
                                     ------------                           ------------
  Total liabilities                     228,426                                227,104
Stockholders' equity                     (7,606)                                 8,369
                                     ------------                           ------------
  Total liabilities and
    stockholders' Equity              $ 220,820                              $ 235,473
                                     ============                           ============

Net interest income                                 $   156                                  $ 1,021
                                                   ===========                             ===========
Interest rate spread                                                0.79%                                   1.65%
                                                                ===========                              ============
Net interest margin                                                 0.32%                                   1.82%
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

                                                            THREE MONTHS ENDED
                                                       MARCH 31, 2009 COMPARED TO
                                                            MARCH 31, 2008
                                          -----------------------------------------------
                                                       CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                VOLUME          RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                             $   (51)        $  (153)       $  (204)
Consumer loans                                     92            (473)          (381)
Commercial business loans                        (333)             (6)          (339)
                                          ----------------  -------------- --------------
      Total loans                                (292)           (632)          (924)
Investments                                      (122)           (254)          (376)
Mortgage-backed securities                        (53)              1            (52)
                                          ----------------  -------------- --------------
Total interest-earning assets                 $  (467)        $  (885)       $(1,352)
                                          ================  ============== ==============

Savings accounts                              $    (1)        $    (1)       $    (2)
Now and money market accounts                     (42)           (135)          (177)
Certificates of deposit                           110            (410)          (300)
                                          ----------------  -------------- --------------
  Total deposits                                   67            (546)          (479)
FHLB advances                                       -              (4)            (4)
Other borrowings                                    -              (4)            (4)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities                 67            (554)          (487)
                                          ================  ============== ==============
Change in net interest income                 $  (534)        $  (331)       $  (865)
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

         When loans become non-performing or their ultimate collection is in doubt our income is adversely affected. Non-performing assets amounted to $4.8 million or 2.19% of total assets at March 31, 2009, a $1.8 million increase from the $3.0 million or 1.47% of total assets at September 30, 2008 and a $2.5 million increase from the $2.3 million or 1.00% of total assets classified as non-performing at March 31, 2008. At March 31, 2009, assets that were classified totaled $7.4 million, of which $2.6 million were classified as special mention, $3.0 million were classified as substandard, $424,000 were classified as doubtful and $1.3 million constituted real estate owned. Real estate owned consists of an apartment project, a single family townhouse and a single family home. The bank is in the process of maintaining and marketing these properties but in view of the current market conditions, we expect a lengthy marketing period. A $294,000 provision for loan losses was recorded during the three months ended March 31, 2009, compared to a provision of $2.7 million during the three months ended March 31, 2008. Credit quality at the bank remains a concern, with a ratio of non-performing assets to total assets of 2.19%, and with significant classified and past-due loans. Those factors, combined with expected credit exposure growth and deteriorating economic conditions, may result in an increase in the provision for loan losses in future periods, with a resulting increase in the allowance for loan losses.

         NON-INTEREST INCOME. Non-interest income increased $18,000 during the three months ended March 31, 2009, over the comparable three months one year ago. That increase was distributed over various non-interest income categories with the primary contributors being a decline in loss on derivatives and an increase in other operating income.

         The following table presents a comparison of the components of non-interest income.

                                                                                           Difference
                                                                               ------------------------------------
Three Months Ended March 31,                           2009          2008            Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $  47         $  35              $ 12              34.29%
   Service fees on deposits                              85            99               (14)            (14.14)
   Loss on derivatives                                   (5)          (14)                9              64.29
   Other operating income                                18             7                11             157.14
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 145         $ 127              $ 18              14.17%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $381,000 from $2.6 million for the three months ended March 31, 2008 to $2.2 million for the three months ended March 31 in the current year. The decrease was distributed over various non-interest expense categories with the primary contributors being professional services, compensation and employee benefits, other operating expense, furniture, fixtures and equipment, advertising and occupancy. The decrease in professional services resulted from the bank recognizing all professional services related to the proposed merger with Summit last year with no similar charge during the current period. The decreases in non-interest expense were partially offset by increases of $124,000 in the bank's provision for loss on real estate owned, other real estate owned, data processing and deposit insurance premium.

         The following table presents a comparison of the components of non-interest expense.

                                                                                                Difference
                                                                                    ---------------------------------
Three Months Ended March 31,                                2009            2008          Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $   823        $   887          $  (64)         (7.22)%
   Occupancy                                                  325            329              (4)         (1.22)
   Professional services                                      282            678            (396)        (58.41)
   Advertising                                                  1             10              (9)       (111.11)
   Deposit insurance premium                                  121            118               3           2.54
   Furniture, fixtures and equipment                           98            109             (11)        (10.09)
   Data processing                                            232            210              22          10.48
   Provision for loss on real estate owned                     61              -              61         100.00
   Other real estate owned expense                             38              -              38         100.00
   Other operating expense                                    220            241             (21)         (8.71)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 2,201        $ 2,582          $ (381)        (14.76)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Due to our operating losses, we did not record a provision for income taxes for the three months ended March 31, 2009 or 2008. However, the bank reduced its net deferred tax asset by $1.7 million for the fiscal year ended September 30, 2008, as a result of increasing the allowance on the deferred tax asset during the period. In addition the Office of Thrift Supervision issued a Cease and Desist Order mandating a 6% core capital ratio and a 12% total risk-based capital ratio. With the reduction in the bank's capital level, and higher capital requirements, the bank has had to lower its earning asset growth. That in turn, negatively impacts expected future earnings and required the reduction in the carrying value of its deferred tax asset. The company believes that, in the event that a merger or infusion of capital is not consummated, it will need to generate future taxable income through branch sales to assure utilization of a portion of the existing net operating losses.

          COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                        MARCH 31, 2009 AND MARCH 31, 2008

NET INCOME. For the six months ended March 31, 2009, the company had a net loss of $4.0 million or $1.32 per diluted share, compared to a net loss of $5.9 million or $1.93 per diluted share for the six months ended March 31, 2008. The $1.9 million decrease in the net loss over the comparable period one-year ago was primarily the result of decreases in the provision for loan losses, non-interest expense and provision for income taxes and was offset in part by decreases in net interest income and non-interest income. The provision for income taxes of $885,000 during the six months ended March 31, 2008 is the result of increasing the allowance on the deferred tax asset with no like provision during the current period. The ongoing net losses reported in the company's Annual Report on Form 10-K for the year ended September 30, 2008 and for this six month period, remain a consistent problem for management because the loan production needed to maintain the retail branch network has not been attained, and the bank has been managing its assets and liabilities in an effort to achieve well capitalized status. Because of the bank's loans to one borrower limit and the issuance of a Cease and Desist Order effective April 25, 2008, by the Office of Thrift Supervision, the bank cannot expand its commercial loan portfolio or maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will cause earning assets to decline, impacting earnings. Further, margin pressure from the yield curve also presents a challenging environment in which to seek to increase our net interest margin. In addition, our ability to return to profitability will significantly depend on the stabilization and subsequent successful resolution of the non-performing assets in our loan portfolio and other real estate owned, and the successful execution of our revised business strategies, the timing and certainty of which cannot be predicted. No assurance can be given that we will be successful in such efforts.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income from continuing operations                                                  Difference
                                                                                      -------------------------------
Six Months Ended March 31,                              2009              2008           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 3,808           $ 5,807       $ (1,999)         (34.42)%
   Investments                                             726             1,496           (770)         (51.47)
---------------------------------------------------------------------------------------------------------------------
Total                                                    4,534             7,303         (2,769)         (37.92)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              2,780             3,892         (1,112)         (28.57)
   Borrowings                                            1,082             1,112            (30)          (2.70)
---------------------------------------------------------------------------------------------------------------------
Total                                                    3,862             5,004         (1,142)         (22.82)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $   672           $ 2,299       $ (1,627)         (70.77)%
=====================================================================================================================

        The decrease in net interest income during the six months ended March 31, 2009, resulted primarily from a $31.3 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $24.2 million more than the decline in average interest-bearing liabilities. That decrease was coupled with a 133 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 2.02% for the six months ended March 31, 2008 to 0.69% for the six months ended March 31, 2009. The decrease in net interest margin also resulted from the average yield on interest-earning assets declining 87 basis points more than the decline in cost on interest-bearing liabilities.

         INTEREST INCOME. Interest income for the six months ended March 31, 2009 decreased $2.8 million compared to the six months ended March 31, 2008, primarily as a result of a $31.3 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were coupled with a decrease of 180 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $1.1 million decrease in interest expense for the six months ended March 31, 2009 compared to the 2008 period was principally the result of a $7.1 million decrease in the average amount of deposits and borrowings. That decrease in the average interest-bearing liabilities was coupled with a 93 basis point decrease in the cost of funds on average deposits and borrowings. The decrease in interest expense on deposits was primarily due to a 112 basis point decrease in rates paid on deposits, primarily due to lower pricing on new and renewed time deposits. That decline was coupled with a decrease of $6.6 million in average deposits, primarily due to the decreases in retail certificate of deposits, money funds and now accounts. Those decreases were offset by certificates of deposit originated through a direct deposit certificate listing service which is recognized by the FDIC as not producing deposits classified as broker-originated.

         The decrease in interest expense on borrowings for the six months ended March 31, 2009, when compared to the 2008 period, was principally the result of a $498,000 decrease in average borrowed funds coupled with an 8 basis point decrease in the cost of borrowed funds. The components accountable for the decrease of $30,000 in interest expense on borrowings were a $14,000 decrease relating to average volume, coupled with a $16,000 decrease relating to average cost.



         COMPARATIVE AVERAGE BALANCES AND INTEREST INCOME ANALYSIS. The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and as annualized rates. No tax-equivalent adjustments were made and all average balances are average daily balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                           FOR THE SIX MONTHS ENDED MARCH 31,
                                     --------------------------------------------------------------------------------
                                                      2009                                    2008
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  81,219     $ 2,463         6.07%    $  86,014       $ 2,948        6.85%
   Consumer loans                        55,427         933         3.37        51,124         1,694        6.63
   Commercial business loans             11,453         412         7.19        32,339         1,165        7.20
                                     ------------  ----------    ---------- ------------    ----------   -----------
      Total loans                       148,099       3,808         5.14       169,477         5,807        6.85

Investment securities                    37,389         478         2.56        42,484         1,094        5.15
Mortgage-backed securities               10,422         248         4.76        15,268           402        5.27
                                     ------------  ----------    ---------- ------------    ----------   -----------
      Total interest-earning assets     195,910       4,534         4.63       227,229         7,303        6.43
                                                   ----------    ----------                 ----------   -----------
Non-earning assets                       19,156                                 11,286
                                     ------------                           ------------
  Total assets                        $ 215,066                              $ 238,515
                                     ==============                          =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   1,716           6         0.70     $   2,006             9        0.90
   Now and money market accounts         48,909         526         2.15        54,841           851        3.10
   Certificates of deposit              123,990       2,248         3.63       124,368         3,032        4.88
                                     ------------  ----------    ---------- ------------    ----------   -----------
      Total deposits                    174,615       2,780         3.18       181,215         3,892        4.30

   FHLB advances                         25,462         752         5.91        25,673           768        5.98
   Other borrowings                      11,332         330         5.82        11,619           344        5.92
                                     ------------  ----------    ---------- ------------    ----------   -----------
  Total interest-bearing
    liabilities                         211,409       3,862         3.65       218,507         5,004        4.58
                                                   ----------    ----------                 ----------   -----------

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       7,364                                  9,046
Other liabilities                         2,009                                  2,037
                                     ------------                           ------------
  Total liabilities                     220,782                                229,590
Stockholders' equity                     (5,716)                                  8,925
                                     ------------                           ------------
  Total liabilities and
   stockholders' Equity               $ 215,066                              $ 238,515
                                     ============                           ============

Net interest income                                 $   672                                  $ 2,299
                                                   ============                           ==============
Interest rate spread                                                0.98%                                   1.85%
                                                              ===============                          ==============
Net interest margin                                                 0.69%                                   2.02%
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

                                                        SIX MONTHS ENDED
                                                   MARCH 31, 2009 COMPARED TO
                                                         MARCH 31, 2008
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                VOLUME          RATE            TOTAL
                                          -----------------------------------------------
                                                           (IN THOUSANDS)
Real estate loans                            $   (164)       $   (321)      $   (485)
Consumer loans                                    143            (904)          (761)
Commercial business loans                        (752)             (1)          (753)
                                          ----------------  -------------- --------------
      Total loans                                (773)         (1,226)        (1,999)
Investments                                      (131)           (485)          (616)
Mortgage-backed securities                       (128)            (26)          (154)
                                          ----------------  -------------- --------------
Total interest-earning assets                $ (1,032)       $ (1,737)      $ (2,769)
                                          ================  ============== ==============

Savings accounts                             $     (1)       $     (2)           $(3)
Now and money market accounts                     (92)           (233)          (325)
Certificates of deposit                            (9)           (775)          (784)
                                          ----------------  -------------- --------------
  Total deposits                                 (102)         (1,010)        (1,112)
FHLB advances                                      (6)            (10)           (16)
Other borrowings                                   (8)             (6)           (14)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (116)         (1,026)        (1,142)
                                          ================  ============== ==============
Change in net interest income                $   (916)        $  (711)      $ (1,627)
                                          ================  ============== ==============

         NON-INTEREST INCOME. Non-interest income decreased $9,000 during the six months ended March 31, 2009, over the comparable six month period one year ago. That decrease was primarily the result of a $26,000 decrease in service fees on deposits.

         The following table presents a comparison of the components of non-interest income.

Non-interest income from continuing operations                                             Difference
                                                                               ------------------------------------
Six Months Ended March 31,                              2009          2008           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $  80         $  73              $  7               9.59%
   Service fees on deposits                             175           201               (26)            (12.94)
   Gain (loss) on derivatives                           (27)          (28)                1               3.57
   Other operating income                                26            17                 9              52.94
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 254         $ 263              $ (9)             (3.42)%
===================================================================================================================


         NON-INTEREST EXPENSE. Non-interest expense decreased $502,000 from $4.7 million for the six months ended March 31, 2008 to $4.2 million for the six months ended March 31 in the current year. That decrease was primarily the result of a decrease of $575,000 in professional services and compensation and employee benefits. Those decreases were partially offset by increases totaling
$134,000 in other real estate owned, provision for loss on real estate owned and occupancy. The decrease in professional services resulted from the bank having to recognize all professional services related to the proposed merger with Summit last year with no similar charge during the current period.

         The following table presents a comparison of the components of non-interest expense.

Non-interest expense from continuing operations                                                Difference
                                                                                    ---------------------------------
Six Months Ended March 31,                                 2009            2008         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 1,645        $ 1,831          $ (186)        (10.16)%
   Occupancy                                                  657            653               4           0.61
   Professional services                                      471            860            (389)        (45.23)
   Advertising                                                 12             28             (16)        (57.14)
   Deposit insurance premium                                  252            264             (12)         (4.55)
   Furniture, fixtures and equipment                          193            214             (21)         (9.81)
   Data processing                                            434            435              (1)         (0.23)
   Provision for loss on real estate owned                     61              -              61            n/a
  Other real estate owned expense                              69              -              69            n/a
   Other operating expense                                    443            454             (11)         (2.42)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 4,237        $ 4,739          $ (502)        (10.59)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for current income taxes for the six months ended March 31, 2009 and 2008 due to our operating losses. However the bank reduced its net deferred tax asset by $885,000 for the quarter ended March 31, 2008, as a result of the reduction in capital because the provision for loan losses recorded during the quarter and quarterly operating losses that have occurred and are continuing to occur as the bank delays implementation of a stand alone strategy. In addition the OTS issued an order mandating a 6% core capital ratio and a 12% total risk-based capital ratio. With the reduction in the capital levels, and higher capital requirements, the bank has had to lower its earning asset growth. That in turn, negatively impacts expected future earnings and required reduction of its deferred tax asset.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at March 31, 2009 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

-----------------------------------------------------------------------------------------------------------------
                                                    Less Than One    Two - Three    Four - Five     After Five
                                        Total            Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In thousands)
FHLB Advances (1)                      $ 25,000        $ 20,000         $ 5,000       $     -        $      -
Reverse repurchase agreements             2,111           2,111               -             -               -
Subordinated debt securities (2)         25,982             655           1,310         1,310          22,707
Operating leases                          2,330             991             882           254             203
-----------------------------------------------------------------------------------------------------------------
     Total obligations                 $ 54,423        $ 23,757         $ 7,192       $ 1,564        $ 22,910
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
                                         Total           Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In Thousands)

Certificate of deposit maturities (1)  $133,425        $122,259         $ 8,492       $ 2,581        $     93
Loan originations                         2,927           2,927               -             -               -
Unfunded lines of credit (2)             88,539          88,539               -             -               -
Standby letters of credit                   100             100               -             -               -
-----------------------------------------------------------------------------------------------------------------
     Total                             $224,991        $213,825         $ 8,492       $ 2,581        $     93
=================================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposit based on current market interest rates.
(2) Revolving, open-end loans on one-four dwelling units and commercial lines that mostly remain unfunded. The committed amount of these lines total $87.7 million.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $62.0 million or 28.35% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. Under the Cease and Desist Order, the bank requires the prior approval of the Regional Director or of the OTS to make commercial business loans, commercial real estate loans, and real estate construction and development loans. During the six months ended March 31, 2009, the bank's loan originations totaled $19.0 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed or mortgage related securities or other investment securities during the six months ended March 31, 2009. All of our investment securities are classified as either available for sale or held to maturity and for the period ended March 31, 2009 were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe our filing fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity at such time as principal is repaid. The fluctuation in value of our portfolio is primarily the result of changes in market rates rather than due to the credit quality of the issuer. The unrealized loss in the bank's investment portfolio totaled $6.5 million at March 31, 2009. The estimated market value is based upon quoted prices for identical instruments traded in active markets and upon quoted prices for similar instruments or assets in active markets, quoted prices for identical or similar instruments or assets in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

         With respect to the company's investment in corporate debt securities, although the market value has been less than cost for more than 12 months and there has been a decline in price, that decline has occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. The corporate debt securities we hold had not experienced a credit default as of March 31, 2009, are currently rated investment grade and continue to make the required interest payments on a timely basis.

         The company's investment in pooled trust preferred securities is primarily in issues of other banks, bank holding companies and insurance companies which we currently hold in our portfolio in the form of asset-backed securities. The decline in value of those securities has occurred primarily over the past year due to changes in the market which has limited the demand for those securities and reduced their liquidity. While some of those issuers have reported weaker financial performance since our acquisition of those securities, in management's opinion they continue to possess more than acceptable credit risk. The securities are currently rated investment grade and continue to make required interest payments on a timely basis. Our review of the tranches in which the company is invested indicates that we have sufficient collateral support before causing a loss of principal or a break in yield. We monitor the actual default rates and interest deferrals for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment, and determined that the company's investment in pooled trust preferred securities were temporarily impaired as of March 31, 2009.

         The bank has other sources of liquidity if a need for additional funds arises. At March 31, 2009, the bank had $25.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $4.0 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At March 31, 2009, the bank had commitments to fund loans of $2.6 million, unused outstanding lines of credit of $88.5 million, consisting primarily of equity lines of credit, unused standby letters of credit of $100,000 and undisbursed proceeds of construction loans of $289,000. Unfunded lines of credit have remained relatively constant and have actually decreased by $7.7 million during the six months ended March 31, 2009. The bank anticipates that it will have sufficient funds available to meet its current loan origination and commitments.

         Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2009, totaled $122.3 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         The interest rate caps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At March 31, 2009, we held an aggregate notional value of $20 million of interest rate caps. None of the interest rate caps had strike rates that were in effect at March 31, 2009, as current LIBOR rates were below the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through deposit and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                        Net Portfolio Value                   Net Portfolio Value as % of
                                       (Dollars in thousands)                  Portfolio Value of Assets
                           ----------------------------------------------- ----------------------------------
Basic Point ("bp")
Change in Rates               $Amount         $Change         % Change        NPV Ratio        Change (bp)
-------------------------- -------------- ----------------- -------------- ----------------  ----------------
    +300                        5,165            -2,245         -30%             2.37%             -95bp
    +200                        5,704            -1,706         -23%             2.59%             -72bp
    +100                        6,666              -744         -10%             3.01%             -31bp
    0                           7,410                             -              3.32%               -
    -100                        8,743             1,333          18%             3.91%              59bp

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

ITEM 4T.  CONTROLS AND PROCEDURES.

         An evaluation of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2009, was carried out under the supervision and with the participation of the company's Chief Executive Officer, Chief Financial Officer and several other members of the company's senior management. The company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the company in the reports it files or submits under the Act is: (i) accumulated and communicated to the company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         The Cease and Desist Order, as amended, requires the bank to have and maintain a minimum Tier I Core Capital ratio of 6% and a minimum Total Risk-Based Capital ratio of 12% at December 31, 2008. To date, in the current economic environment, the bank has not been able to raise sufficient additional capital to comply with the capital requirements of the Cease and Desist Order. Without a waiver by the Office of Thrift Supervision or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or place the bank in conservatorship or receivership. If the bank is placed in conservatorship or receivership, it is highly likely that such action would lead to a complete loss of all value of the company's ownership interest in the bank. In addition, further restrictions could be placed on the bank if it were determined that the bank was significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as any level of undercapitalization increased.

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

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At March 31, 2009, our loan portfolio consisted of $34.7 million, or 23.04% of commercial real estate loans, $7.9 million, or 5.27% of construction and land development loans and $8.5 million, or 5.63% of commercial business loans. Those types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Under the Cease and Desist Order, the bank can only make commercial real estate loans, commercial loans, construction loans and land development loans with the prior approval of the Regional Director of the Office of Thrift Supervision.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submissions of Matters to a Vote of Security Holders

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


                               Date: May 13, 2009