Form 10-Q
period 2009-06-30
GREATER ATLANTIC FINANCIAL CORP
filed 2009-08-14
CIK 1082735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                 Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [ ]                  Accelerated filer [ ]
    Non-accelerated filer [ ]                    Smaller reporting company [ X ]
    (Do not check if a Smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                Yes [ ] No [ X ]

At August 13, 2009 there were 3,024,220 shares of the registrant's Common Stock, par value $0.01 per share outstanding


                                GREATER ATLANTIC FINANCIAL CORP.
                                  QUARTERLY REPORT ON FORM 10-Q
                              FOR THE QUARTER ENDED JUNE 30, 2009

                                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                   PAGE NO.
------------------------------                                                                                   --------
Item 1. Financial Statements (Unaudited)

      Consolidated Statements of Financial Condition at June 30, 2009 and September 30, 2008............................3

      Consolidated Statements of Operations
      for the three and nine months ended June 30, 2009 and June 30, 2008...............................................4

      Consolidated Statements of Comprehensive Income (Loss)
      for the three and nine months ended June 30, 2009 and June 30, 2008...............................................5

      Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
      for the three and nine months ended June 30, 2009 and June 30, 2008...............................................5

      Consolidated Statements of Cash Flows
      for the nine months ended June 30, 2009 and June 30, 2008.........................................................6

      Notes to Consolidated Financial Statements........................................................................8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......................19
Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................................................36
Item 4T.  Controls and Procedures......................................................................................38

PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings..........................................................................................38
Item 1A.    Risk Factors...............................................................................................38
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds................................................42
Item 3.     Defaults Upon Senior Securities............................................................................42
Item 4.     Submission of Matters to a Vote of Security Holders........................................................42
Item 5.     Other Information..........................................................................................42
Item 6.     Exhibits...................................................................................................42

SIGNATURES.............................................................................................................43

CERTIFICATIONS.........................................................................................................44


                                 GREATER ATLANTIC FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                             June 30,        September 30,
                                                                          ----------------------------------
                                                                               2009               2008
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                             (Unaudited)
Assets
Cash and cash equivalents:
  Non-interest bearing and vault                                              $ 16,689          $  6,175
  Interest bearing                                                               3,016               440
Investment securities
   Available-for-sale                                                           31,150            37,128
   Held-to-maturity                                                              1,755             2,229
Loans receivable, net                                                          145,473           149,615
Accrued interest and dividends receivable                                          733             1,237
Federal Home Loan Bank stock, at cost                                            1,513             1,640
Other real estate owned                                                          1,519             1,043
Premises and equipment, net                                                      1,664             1,918
Prepaid expenses and other assets                                                1,084               982
------------------------------------------------------------------------------------------------------------
Total assets                                                                  $204,596          $202,407
============================================================================================================
Liabilities and Stockholders' equity (capital deficit)
Liabilities
Deposits                                                                      $176,505          $165,279
Advance payments from borrowers for taxes and insurance                            201               175
Accrued expenses and other liabilities                                           2,778             2,254
Advances from the FHLB and other borrowings                                     27,334            28,909
Junior subordinated debt securities                                              9,391             9,384
------------------------------------------------------------------------------------------------------------
Total liabilities                                                              216,209           206,001
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------------------------------------
Stockholders' Equity (Capital Deficit)
   Preferred stock $.01 par value - 2,500,000 shares authorized,
       none outstanding                                                              -                 -
   Common stock, $.01 par value - 10,000,000
       shares authorized; 3,024,220 shares outstanding                              30                30
   Additional paid-in capital                                                   25,273            25,273
   Accumulated deficit                                                         (31,579)          (25,318)
   Accumulated other comprehensive loss                                         (5,337)           (3,579)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity (capital deficit)                                   (11,613)           (3,594)
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (capital deficit)                  $204,596          $202,407
============================================================================================================

See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended             Nine Months Ended
                                                                          June 30,                       June 30,
----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                        2009           2008           2009           2008
----------------------------------------------------------------------------------------------------------------------------
Interest income
  Loans                                                          $    1,611     $    2,340     $    5,419     $    8,147
  Investments                                                           266            488            992          1,983
----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 1,877          2,828          6,411         10,130
----------------------------------------------------------------------------------------------------------------------------
Interest expense
  Deposits                                                            1,162          1,599          3,942          5,490
  Borrowed money                                                        537            543          1,620          1,655
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                1,699          2,142          5,562          7,145
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     178            686            849          2,985
Provision for loan losses                                               286            322            953          3,112
----------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision for loan losses             (108)           364           (104)          (127)
----------------------------------------------------------------------------------------------------------------------------
Noninterest income
  Fees and service charges                                              121            127            376            401
  Gain (loss) on derivatives                                             12             26            (16)            (2)
  Other operating income                                                  4              5             31             23
----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                137            158            391            422
----------------------------------------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and employee benefits                                    849            845          2,494          2,676
  Occupancy                                                             324            333            981            987
  Professional services                                                 313            309            784          1,168
  Advertising                                                             3              3             15             31
  Deposit insurance premium                                             303            128            555            392
  Furniture, fixtures and equipment                                      94            107            287            321
  Data processing                                                       204            201            639            636
  Provision for loss on real estate owned                                 -              -             61              -
  Other real estate owned expense                                         8              -             77              -
  Other operating expenses                                              214            224            655            680
----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                             2,312          2,150          6,548          6,891
----------------------------------------------------------------------------------------------------------------------------
Net loss before income tax provision                                 (2,283)        (1,628)        (6,261)        (6,596)
(Benefit) provision for income taxes                                      -             (4)             -            880
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                         $   (2,283)    $   (1,624)    $   (6,261)    $   (7,476)
============================================================================================================================
Loss per common share basic and diluted:
  Basic                                                          $    (0.76)    $    (0.54)    $    (2.07)    $    (2.47)
  Diluted                                                             (0.76)    $    (0.54)         (2.07)    $    (2.47)
Weighted average common shares outstanding
Basic and diluted                                                 3,024,220      3,024,220      3,024,220      3,024,220

See accompanying notes to consolidated financial statements


                                        GREATER ATLANTIC FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                        Three months ended          Nine months ended
                                                             June 30,                    June 30,
                                                    --------------------------- ---------------------------
                                                        2009          2008          2009          2008
-----------------------------------------------------------------------------------------------------------
(In Thousands)
Net loss                                             $ (2,283)     $ (1,624)     $ (6,261)     $ (7,476)
-----------------------------------------------------------------------------------------------------------
Other comprehensive gain (loss), net of tax
   Unrealized gain (loss) on securities                 1,117           170        (1,758)         (268)
-----------------------------------------------------------------------------------------------------------
Other comprehensive gain (loss)                         1,117           170        (1,758)         (268)
-----------------------------------------------------------------------------------------------------------
Comprehensive loss                                   $ (1,166)     $ (1,454)     $ (8,019)     $ (7,744)
===========================================================================================================


                                        GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (UNAUDITED)
                               FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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
                                       Stock      Stock      Capital      (Deficit)      Income (Loss)       Deficit)
----------------------------------------------------------------------------------------------------------------------------
(In Thousands)

Balance at September 30, 2007              $-       $ 30    $ 25,273       $ (14,408)        $ (1,324)        $    9,571

Other comprehensive loss                    -          -           -               -             (268)              (268)

Net loss for the period                     -          -           -          (7,476)                -            (7,476)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2008                   $-       $ 30    $ 25,273       $ (21,884)        $ (1,592)        $    1,827
============================================================================================================================
Balance at September 30, 2008              $-       $ 30    $ 25,273       $ (25,318)        $ (3,579)        $   (3,594)

Other comprehensive loss                    -          -           -               -           (1,758)            (1,758)

Net loss for the period                     -          -           -          (6,261)                -            (6,261)
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2009                   $-       $ 30    $ 25,273       $ (31,579)        $ (5,337)        $  (11,613)
============================================================================================================================

See accompanying notes to consolidated financial statements



                                GREATER ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Nine months ended June 30,
                                                                                  ------------------------------
                                                                                      2009           2008
----------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from operating activities:
Net loss                                                                            $ (6,261)       $ (7,476)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Provision for loan loss                                                                953           3,112
  Provision for REO loss                                                                  61               -
  Amortization of deferred loan acquisition cost, net                                      4               5
  Depreciation and amortization                                                          257             282
  Amortization of premiums on investment securities                                      186             338
  Amortization of premiums on mortgage-backed securities                                  31             126
  Amortization of deferred fees, net of deferred costs                                   138            (171)
  Increase in valuation allowance in net deferred tax asset                                -             885
  Amortization of premiums and discounts on loans                                         16             237
  Amortization of convertible preferred stock costs                                        7               7
  Loss on sale of fixed assets                                                             1               -
(Increase) decrease in assets:
  Accrued interest and dividend receivable                                               504             396
  Prepaid expenses and other assets                                                     (102)            505
  Deferred loan fees collected, net of deferred costs incurred                             6             267
Increase (decrease) in liabilities:
  Accrued expenses and other liabilities                                                 524             673
  Income taxes payable                                                                     -             (35)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                 (3,675)           (849)
----------------------------------------------------------------------------------------------------------------

Continued





                                GREATER ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                                Nine months ended June 30,
                                                                                ----------------------------
                                                                                    2009          2008
------------------------------------------------------------------------------------------------------------
(In Thousands)
Cash flow from investing activities:
  Loan repayments                                                                 $ 26,847      $ 64,291
  Loan disbursements net of participations sold                                    (24,175)      (46,587)
  Disposal (purchase) of premises and equipment, net                                    (4)           (2)
  Capitalized cost for real estate owned                                              (184)            -
  Proceeds from repayments of other investment securities                            3,263         4,191
  Proceeds from repayments of mortgage-backed securities                             1,214         4,725
  Proceeds from sale of FHLB stock                                                     127            91
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                            7,088        26,709
------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Net increase (decrease) in deposits                                               11,226       (19,267)
  Net increase (decrease) in advances from the FHLB and other borrowings            (1,575)            3
  Decrease in advance payments by borrowers
    for taxes and insurance                                                             26             4
------------------------------------------------------------------------------------------------------------
Net cash provided (used) in financing activities                                     9,677       (19,260)
------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                               13,090         6,600
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at beginning of period                                    6,615         7,632
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                       $ 19,705      $ 14,232
============================================================================================================
Supplemental disclosure of non-cash investing activities:
  Transfers from loans to real estate acquired through foreclosure                $    353      $      -

See accompanying notes to consolidated financial statements

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of Greater Atlantic Financial Corp. (the "company") and its wholly owned subsidiary, Greater Atlantic Bank (the "bank") have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to interim financial reporting. It is recommended that these condensed consolidated financial statements be read in conjunction with the company's Annual Report on Form 10-K for the year ended September 30, 2008. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2009 or any future periods. Reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation.

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

         As previously reported in a Form 8-K filed on June 17, 2009, the company entered into a definitive Agreement and Plan of Merger with MidAtlantic Bancorp, Inc., a Virginia corporation ("MidAtlantic") and GAF Merger Corp., a Virginia corporation formed to facilitate the merger ("Acquisition Sub"). Pursuant to the Agreement and Plan of Merger, MidAtlantic will acquire the company.

         MidAtlantic is a newly organized corporation formed in connection with the transaction by Comstock Partners, LC, a Northern Virginia-based private investor group. Upon consummation of the transaction, MidAtlantic will become the savings and loan holding company of the bank. MidAtlantic expects to recapitalize the bank upon the closing of the merger.

         Under the terms of the agreement and plan of merger, each holder of the common stock of the company will receive $0.10 in cash for each share held. In connection with the transaction, the company also will initiate a tender offer for the outstanding trust preferred securities issued by its subsidiary, Greater Atlantic Capital Trust I ("GACT"), for aggregate consideration not to exceed $688,558. The directors of the company and certain other trust preferred holders have agreed to tender their trust preferred securities for $0.01 per share. The amount that would have been paid to those directors and certain other holders of the trust preferred securities above the $0.01 per share will be allocated to the remaining trust preferred holders to provide them with a greater return.

         The Agreement and Plan of Merger is subject to approval by the shareholders of the company, receipt of necessary regulatory approvals and satisfaction of certain customary representations and warranties and conditions. The acquisition is also conditioned upon satisfaction of the following matters prior to the close of the transaction: (a) the tender of at least 816,627 shares (out of 960,738 shares outstanding) of the GACT trust preferred securities, and
(b) the elimination or modification to the satisfaction of MidAtlantic of the operating constraints that currently apply to the bank under orders issued by the Office of Thrift Supervision, the primary federal regulator of the bank.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)


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

         In addition, the Cease and Desist Order requires the bank's board of directors to take action with respect to credit administration, classified assets and accounting system controls and to establish a regulatory compliance committee of three or more non-employee directors to monitor and coordinate compliance with the provisions of the Cease and Desist Order and provide the board of directors with progress reports on compliance, which reports are to be transmitted by the board of directors of the bank to the Regional Director. At September 30, 2008 and June 30, 2009, the bank was in compliance with all the requirements of the Cease and Desist Order except for the 6% and 12% capital requirements; however, the limitations in the Cease and Desist Order restricting the bank's lending in the commercial, commercial real estate and construction areas adversely affects the ability of the bank to return to profitability.

         A description and copies of the Cease and Desist Order and the Stipulation and Consent to Issuance of the Order were attached as exhibits to the report on Form 8-K filed on April 29, 2008, with the Securities and Exchange Commission.

         On February 10, 2009, the bank, received written notification (the "Notice") from the Office of Thrift Supervision that the bank is "undercapitalized" under Part 565 of the OTS Rules and Regulations based on the regulatory capital ratios the bank reported in its Thrift Financial Report for the period ended December 31, 2008. The Bank is now subject to the restrictions on asset growth, dividends, other capital distributions and management fees as set forth in the Notice. The Notice also required the Bank to file a written capital restoration plan with the Regional Director of the OTS in Atlanta, Georgia, with copies to the FDIC Regional Director, no later than March 16, 2009, which the bank filed on March 15, 2009. Also, see the detailed disclosure of the Notice as reported in a Form 8-K filed on February 17, 2009.

(4) GOING CONCERN

         As described above, the company has continued to actively market itself, seeking to be acquired and has entered into a definitive Agreement and Plan of Merger with MidAtlantic a Virginia corporation in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described here and in the Risk Factors section of this Form 10-Q, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time. Without a waiver by the OTS or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or place the bank in conservatorship or receivership, any of which would mitigate against the bank and the company continuing as going concerns.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)


(5) LOAN IMPAIRMENT AND LOAN LOSSES

         In accordance with guidance in the Statements of Financial Accounting Standards Nos. 114 and 118, the company conducts a quarterly analysis to determine the adequacy of the allowance for loan losses and to identify and value impaired loans. An analysis of the change in the allowance for loan losses follows (also see page 24 for discussion of non-performing loans):

                                                            At or for the nine months
                                                                  ended June 30,
                                                         ---------------------------------
                                                                2009            2008
------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at beginning of period                               $ 2,567         $ 2,305
Provisions                                                       953           3,112
Total charge-offs                                             (1,807)         (2,851)
Total recoveries                                                  62              21
------------------------------------------------------------------------------------------
Net charge-offs                                               (1,745)         (2,830)
------------------------------------------------------------------------------------------
Balance at end of period                                     $ 1,775         $ 2,587
==========================================================================================
Ratio of net charge-offs during the period
   to average loans outstanding during the period               1.18%           1.71%
==========================================================================================
Allowance for loan losses to total non-performing
   loans at end of period                                      34.51%         100.94%
==========================================================================================
Allowance for loan losses to total loans                        1.20%           1.63%
==========================================================================================

         The company considers a loan to be impaired if it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is deemed impaired, the company computes the present value of the loan's future cash flows discounted at the effective interest rate. As an alternative, creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. If the present value is less than the carrying value of the loan, a valuation allowance is recorded. For collateral dependent loans, the company uses the fair value of the collateral, less estimated costs to sell on a discounted basis to measure impairment.

         Our total recorded investment in impaired loans at June 30, 2009 was $3.7 million compared to $1.6 million at June 30, 2008 and the related specific and general allowance associated with those loans at June 30, 2009 was $989,000 compared to $1.6 million at June 30, 2008. At June 30, 2009 and 2008, all impaired loans had a related allowance. We recognize interest collected on these loans on a cost-recovery or cash-basis method. The amount of interest income recognized during the time that those loans were impaired amounted to zero for 2009 and 2008.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)


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

         Under FDICIA, a well capitalized financial institution is one with Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%; an adequately capitalized financial institution is one with Tier 1 leverage capital of 4%, Tier 1 risk-based capital of 4% and total risk-based capital of 8%; an undercapitalized financial institution is one with Tier 1 leverage capital of 3%, Tier 1 risk-based capital of 3%, and total risk-based capital of 6%; and a significantly undercapitalized financial institution is one with Tier 1 leverage capital of less than 3%, or Tier 1 risk based capital of less than 3% or total risk-based capital of less than 6%. At June 30, 2009, the bank is classified as a significantly undercapitalized financial institution.

         The following presents the bank's capital position at June 30, 2009:

--------------------------------------------------------------------------------------------------------
                                                      Required
                                                    Percent to be
                                         Required       Well         Actual       Actual
                                         Balance    Capitalized      Balance      Percent    Shortfall
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Leverage                                  $10,510        5.00%      $5,164         2.46%     $(5,346)
Tier 1 Risk-based                         $ 8,749        6.00%      $5,081         3.48%     $(3,668)
Total Risk-based                          $14,581       10.00%      $6,579         4.51%     $(8,002)
========================================================================================================

         The company's common stock is currently quoted on the Pink Sheets under the symbol GAFC.PK.

         Under the Cease and Desist Order issued by the Office of Thrift Supervision effective April 25, 2008, the bank is required to have a Tier 1
(Core) Capital Ratio of at least 6% and a total Risk-based capital ratio of at least 12% at June 30, 2008 and at all times thereafter. The Cease and Desist Order was modified to extend that capital level deadline first to September 30, 2008, and subsequently to December 31, 2008. As shown in the foregoing chart, the bank does not meet the capital requirements of the Cease and Desist Order at June 30, 2009.

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)


(7) STOCK OPTIONS

         Effective November 14, 1998, the company established the 1997 Stock Option and Warrant Plan (the "Plan"). The Plan reserves options for 76,667 shares for employees and warrants for 94,685 shares for stockholders. The Plan was amended effective March 14, 2000, to increase the number of options available for grant to employees from 76,667 to 225,000 shares and amended again effective March 15, 2002, to increase the number of options available for grant to employees from 225,000 to 350,000 shares and to limit its application to officers and employees. The stock options and warrants vest immediately upon issuance and carry a maximum term of 10 years. The exercise price for the stock options and warrants was established as the fair market value at grant date. As of June 30, 2009, all the warrants had expired and 192,666 options were outstanding.

         The following summary represents the activity under the Plan:

---------------------------------------------------------------------------------------------------------------
                                                                                                    Weighted
                                                                                                     Average
                                                                                      Weighted      Remaining
                                                                                       Average     Contractual
                                                                         Number of    Exercise        Term
                                                                         Options       Price       (in Years)
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2007                245,500       $ 6.72         4.63

Options expired                                                          (52,834)      $ 6.75
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at September 30, 2008                192,666       $ 6.56         3.99

Options expired                                                                -            -
---------------------------------------------------------------------------------------------------------------
Balance outstanding and exercisable at June 30, 2009                     192,666       $ 6.56         3.24
===============================================================================================================

         The company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"), to measure compensation cost for stock options effective after October 1, 2005. Prior to its adoption, the company accounted for its options under APB 25 "Accounting for Stock Issued to Employees" with the pro forma impact disclosed. As allowable under SFAS 123R, the company used the Black-Scholes method to measure the compensation cost of stock options granted in 2006 with the following assumptions: risk-free interest rate of 4.88%, a dividend payout rate of zero, and an expected option life of nine years. The volatility is 32%. Using those assumptions, the fair value of stock options granted during fiscal 2006 was $2.92. There were no options granted during the nine months ended June 30, 2009 and 2008.

(8) EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The weighted average shares outstanding for basic and diluted earnings per share for the nine months ended June 30, 2009 and 2008 were the same, as the effect of the conversion of preferred securities and the impact of the exercised stock options totaling 1,372,483 shares in the periods ended June 30, 2009 and 2008, were excluded as their exercise would have been anti-dilutive for those periods.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)


(9) RECENT ACCOUNTING STANDARDS

         In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations", to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company will apply SFAS No. 141R to any business combinations that may occur after the effective date, and believes that the standard could have a material impact on its accounting for such transactions.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, i.e., as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that existed in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The company's adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its financial condition or results of operations.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB statement No. 133". SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The new standard is effective for the company on January 1, 2009. The adoption of this standard did not have any impact on the company's consolidated financial position or results of operations.

        On October 10, 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, "Fair Value Measurements" ("SFAS 157") in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 did not have any impact on the Company's determination of fair value for its financial assets.

        In April 2009, the FASB issued FSP 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1") which amends disclosures about fair value of financial instruments. The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. The Company elected to adopt the provisions of FAS 107-1 during the first quarter of 2009 and has included the required disclosures in its notes to unaudited condensed consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary-Impairment" ("FSP 115-2") which clarifies other-than-temporary impairment. FSP 115-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. TheCompany adopted FSP 115-2 during the first quarter of 2009. The adoption of this FSP 115-2 did not have a significant impact on the Company's financial statements.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)


        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4") which clarifies the application of fair value accounting. FSP 157-4 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The Company adopted FSP 157-4 during the first quarter of 2009. The adoption of FSP 157-4 did not have a significant impact on the Company's financial statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adoption of SFAS 165 on June 30, 2009 had no impact on the Company's consolidated financial position or results of operations.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 amends SFAS 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 166 may have on its consolidated financial position and results of operations.

        In June 2009, the FASB also issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). Upon the effective date of SFAS 168, the codification will become the sole source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB. SFAS 168 is effective for fiscal years and interim periods ending after September 15, 2009. Adoption of SFAS 168 as of September 30, 2009 is not expected to have a material impact on the Company's consolidated financial position or results of operations as it does not alter existing GAAP.

(10) SUBSEQUENT EVENTS

         In accordance with SFAS No. 165, the company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued (August 13, 2009). The company has determined that there are no such subsequent events.

(11) JUNIOR SUBORDINATED DEBT SECURITIES

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)


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

(12) DERIVATIVE FINANCIAL INSTRUMENTS

         During fiscal years 2003 and 2002, the bank entered into various interest rate caps that total $20 million in notional principal with terms between five and ten years that limit the float between a floor of 2.00%, and are capped between 6.50% - 8.00%. The bank accounts for these derivatives under the guidelines of SFAS 133, as amended.

         Realized and unrealized gains and losses on those derivatives which meet hedge accounting requirements are deferred and recognized when the hedge transaction occurs. In the event hedge accounting requirements are not met gains and losses on such instruments are included currently in the statement of operations. During the nine months ended June 30, 2009 and 2008 the instruments did not meet hedge accounting requirements. The statements of operations include net losses of $16,000 and $2,000 for the nine months ended June 30, 2009 and 2008, respectively.

(13). FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)

         The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009:

                                                                     Fair Value Measurements Using
                                                      -------------------------------------------------------------
(Dollars in Thousands)                                  Quoted Prices in
                                                       Active Markets for    Significant Other     Significant
                                                        Identical Assets     Observable Inputs     Unobservable
                                      Fair Value            Level 1              Level 2          Inputs Level 3
                                    --------------    ------------------- --------------------- -------------------
Available-for-sale securities         $ 31,150              $ -                $ 25,514              $ 5,636


         The changes in Level 3 assets measured at fair value on a recurring basis are summarized as follows for the nine month period ended June 30, 2009:

----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Balance at September 30, 2008                                                                      $ 7,801
Realized and unrealized gains (losses) included in earnings                                              -
Unrealized gains (losses) included in other comprehensive income                                    (1,830)
Discount amortization                                                                                   25
Purchases, Settlements, payments and maturities                                                       (360)
Transfers into Level 3                                                                                   -
----------------------------------------------------------------------------------------------------------------
Balance June 30, 2009                                                                              $ 5,636
================================================================================================================

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

         The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fell at June 30, 2009.

                                                                       Fair Value Measurements Using
                                                      -------------------------------------------------------------
(Dollars in Thousands)                                  Quoted Prices in
                                                       Active Markets for    Significant Other     Significant
                                                        Identical Assets     Observable Inputs     Unobservable
                                      Fair Value            Level 1              Level 2          Inputs Level 3
                                    --------------    ------------------- --------------------- -------------------
Impaired loans                         $ 3,673               $  -                  $  -              $ 3,673
Other real estate owned                  1,519                  -                     -                1,519

         The fair value of the impaired loans of $3.7 million is net of specific reserves of $277,000. Of the $3.7 million of impaired loans at June 30, 2009, there were no charge offs related to those loans.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)


Other Fair Value Disclosures
----------------------------

      Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the applicable discount rate.

      Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of the instrument.

      The following table summarizes the carrying values and estimated fair values of the company's on-balance-sheet financial instruments at June 30, 2009 and September 30, 2008:

                                               -----------------------------------------------------------
                                                     June 30, 2009               September 30, 2008
                                               -----------------------------  ----------------------------
                                                  Carrying      Estimated     Carrying        Estimated
                                                     value     fair value          value     fair value
----------------------------------------------------------------------------------------------------------
(In Thousands)
Assets:
  Cash and interest bearing deposits              $ 19,705       $ 19,705       $  6,615       $  6,615
  Investment securities                             32,905         32,821         39,357         39,248
  FHLB of Atlanta stock                              1,513          1,513          1,640          1,640
----------------------------------------------------------------------------------------------------------
  Loans receivable                                 145,473        148,056        149,615        151,403
----------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits                                         176,505        178,349        165,279        165,941
  Borrowings                                        27,334         28,209         28,909         29,845
----------------------------------------------------------------------------------------------------------

      The methods and significant assumptions used to estimate fair values for the company's financial instruments are as follows:

Cash and Cash Equivalents
-------------------------

      Cash and cash equivalents include cash, due from banks, and federal funds sold. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

Securities Held to Maturity and Available for Sale
--------------------------------------------------

      If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models also incorporate transaction details, such as maturity and cash flow assumptions.

Federal Home Loan Bank of Atlanta Stock
---------------------------------------

      The fair value of FHLB of Atlanta stock approximates the carrying amount, which is at cost.

                        GREATER ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         INFORMATION AS OF JUNE 30, 2009 AND THREE AND NINE MONTHS ENDED
                       JUNE 30, 2009 AND 2008 (UNAUDITED)


Loans
-----

      The loan portfolio is segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgages or other) and payment status (performing or non-performing). The estimated fair values of mortgage and other loans are computed by discounting the anticipated cash flows from the respective portfolios. The discount rates reflect current market rates for loans with similar terms to borrowers of similar credit quality. The estimated fair values of non-performing mortgage and other loans approximate the carrying amounts, which are at cost.

      The methods used to estimate fair value are highly sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the company's loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the company in and of itself or in comparison with any other company.

Deposits
--------

      The fair values of deposit liabilities with no stated maturity (i.e., NOW and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit ("CDs") represent contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the company's deposit base.

Borrowed Funds
--------------

      The estimated fair value of borrowed funds is based on either bid quotations received from securities dealers or on the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and structure.

Off-Balance-Sheet Financial Instruments
---------------------------------------

      The fair values of commitments to extend credit and un-advanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were not material at June 30, 2009 and September 30, 2008.

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

PROPOSED ACQUISITION

         On June 15, 2009, the company, entered into a definitive Agreement and Plan of Merger with MidAtlantic Bancorp, Inc., a Virginia corporation ("MidAtlantic") and GAF Merger Corp., a Virginia corporation formed to facilitate the merger ("Acquisition Sub"). Pursuant to the Agreement and Plan of Merger, MidAtlantic will acquire the company.

         MidAtlantic is a newly organized corporation formed in connection with the transaction by Comstock Partners, LC, a Northern Virginia-based private investor group. Upon consummation of the transaction, MidAtlantic will become the savings and loan holding company for the bank. MidAtlantic expects to recapitalize the bank upon the closing of the merger.

         Under the terms of the agreement and plan of merger, each holder of the common stock of the company will receive $0.10 in cash for each share held. In connection with the transaction, the company also will initiate a tender offer for the outstanding trust preferred securities issued by its subsidiary, Greater Atlantic Capital Trust I ("GACT"), for aggregate consideration not to exceed $688,558. The directors of the company and certain other trust preferred holders have agreed to tender their trust preferred securities for $0.01 per share. The amount that would have been paid to those directors and certain other holders of the trust preferred securities above the $0.01 per share will be allocated to the remaining trust preferred holders to provide them with a greater return.

         The Agreement and Plan of Merger is subject to approval by the shareholders of the company, receipt of necessary regulatory approvals and satisfaction of certain customary representations and warranties and conditions. The acquisition is also conditioned upon satisfaction of the following matters prior to the close of the transaction: (a) the tender of at least 816,627 shares (out of 960,738 shares outstanding) of the GACT trust preferred securities, and
(b) the elimination or modification to the satisfaction of MidAtlantic of the operating constraints that currently apply to the bank under orders issued by the Office of Thrift Supervision, the primary federal regulator of the bank.

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

         On February 10, 2009, the bank received written notification (the "Notice") from the Office of Thrift Supervision that the bank is "undercapitalized" under Part 565 of the OTS Rules and Regulations based on the regulatory capital ratios the bank reported in its Thrift Financial Report for the period ended December 31, 2008. The bank is now subject to the restrictions on asset growth, dividends, other capital distributions and management fees as set forth in the Notice. The Notice also required the bank to file a written capital restoration plan with the Regional Director of the OTS in Atlanta, Georgia, with copies to the FDIC Regional Director, no later than March 16, 2009, which the bank filed on March 15, 2009. Also, see the detailed disclosure of the Notice as reported in the Form 8-K filed on February 17, 2009.

GOING CONCERN

         As described above, the company has continued to actively market itself, seeking to be acquired and has entered into a definitive Agreement and Plan of Merger with MidAtlantic a Virginia corporation in order to meet the conditions of the Cease and Desist Order. We cannot assure you that our efforts will be successful and, as a result of the circumstances described here and in the Risk Factors section, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time. Without a waiver by the OTS or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or place the bank in conservatorship or receivership, any of which would mitigate against the bank and the company continuing as going concerns.

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

FINANCIAL CONDITION

         At June 30, 2009 the company's total assets were $204.6 million, compared to the $202.4 million held at September 30, 2008, representing an increase of 1.08%. The increase resulted primarily from a $13.1 million increase in cash and cash equivalents and interest bearing deposits and was offset in part by decreases of $10.6 million in investment securities and loans receivable. The increase in overall asset size is reflected in the consolidated statements of financial condition and statements of operations as we continued to manage the bank's assets and liabilities to maintain adequate liquidity to meet anticipated deposit outflows.

         Net loans receivable at June 30, 2009 were $145.5 million, a decrease of $4.1 million or 2.77% from the $149.6 million held at September 30, 2008. The decrease in loans consisted primarily of a $7.0 million decline in commercial business loans and a $1.7 million decline in construction and land loans. The decrease in construction and land loans was primarily in the single family residential sector of the market. The company anticipates that lending in that area will continue to decline as a result of the current slow sales pace occurring in the single-family market and in the event the recession deepens. In addition, under the Cease and Desist Order, the bank is not permitted to make commercial real estate loans, commercial loans and loans on raw land without the prior written approval of the Regional Director. Those decreases were offset by increases of $1.7 million in the bank's single-family loan portfolio and $5.6 million in the bank's consumer loan portfolio. Because the bank's single family loan portfolio consists primarily of adjustable-rate loans, and with the yield curve that currently exists, customers were able to extend the terms of their mortgage loans without adverse interest rate adjustment. Customers were also refinancing away from adjustable-rate loans and into longer-term, fixed-rate loans in some instances curtailing outstanding balances. Multifamily loans outstanding decreased by $135,000 and commercial real estate loans decreased by $3.2 million during the period.

         At June 30, 2009, investment securities were $32.9 million, a decrease of $6.5 million or 16.39% from the $39.4 million held at September 30, 2008. The cash proceeds from the sale or payoff of investment securities were used to reduce higher cost wholesale funding, including borrowings and wholesale deposits, and to retain cash for liquidity purposes.

         Deposits at June 30, 2009 were $176.5 million, an increase of $11.2 million from the $165.3 million held at September 30, 2008. Total deposits increased due in part to our increased reliance on wholesale deposits, which have a higher interest cost, but require less operating cost than those originated through the branch network. Wholesale deposits are acquired through a direct deposit certificate listing service which is recognized by the FDIC as not producing deposits classified as broker-originated. The increased reliance on wholesale deposits contributed to a $16.0 million increase in deposits since June 30, 2008 while total deposits originated through the branch network decreased $18.2 million. The decrease in retail deposits is primarily in certificates of deposits and money fund accounts which tend to be rate sensitive deposits and in the past have been obtained through the bank's marketing efforts. Those decreases were coupled with declines totaling $2.6 million in non-interest bearing and now accounts. Because of the intense competition for those types of deposits we may revisit increasing our rates for these types of deposits. Any increase in those rates will reduce our net interest margin.

         COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2009 AND JUNE 30, 2008

         Net Income. For the three months ended June 30, 2009, the company had a net loss of $2.3 million or $0.76 per diluted share, compared to a net loss of $1.6 million or $0.54 per diluted share for the three months ended June 30, 2008. The $659,000 increase in the net loss over the comparable period one-year ago was primarily the result of decreases in net interest income, and non-interest income, and an increase in non-interest expense and was offset in part by decreases in the provision for loan losses and income taxes. The ongoing net losses from operations remain a continuing problem for management because the loan production needed to maintain the retail branch network has not been attained, and the limitations in the Cease and Desist Order restricting the bank's lending in the commercial business, commercial real estate and construction areas adversely affect the ability of the bank to become profitable. Further, the bank has been managing its assets and liabilities in an attempt to maintain the capitalized status required to effect the sale of the bank.

         Because of the bank's loans to one borrower limit, and the loan limitations contained in the Cease and Desist Order, the bank is unable to expand its commercial loan portfolio and maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will continue to cause earning assets to decline, adversely impacting earnings. Further, margin pressure from the yield curve also presents a challenging environment which limits the bank's ability to increase our net interest margin. However, we will continue to reduce our borrowing costs and reduce any operating cost which can be reduced without negatively affecting the bank's ability to conduct business with its current customer base. In order to further reduce costs, branch sales are a possible avenue that can be pursued in the event that a capital infusion is not obtained.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

Net interest income                                                                             Difference
                                                                                      -------------------------------
Three Months Ended June 30,                             2009              2008           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 1,611           $ 2,340         $ (729)         (31.15)%
   Investments                                             266               488           (222)         (45.49)
---------------------------------------------------------------------------------------------------------------------
Total                                                    1,877             2,828           (951)         (33.63)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              1,162             1,599           (437)         (27.33)
   Borrowings                                              537               543             (6)          (1.10)
---------------------------------------------------------------------------------------------------------------------
Total                                                    1,699             2,142           (443)         (20.68)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $   178           $   686         $ (508)         (74.05)%
=====================================================================================================================

        The decrease in net interest income during the three months ended June 30, 2009, from the comparable period one year ago, resulted primarily from a $33.3 million decrease in the bank's average interest-earning assets and was offset in part by average interest-bearing liabilities decreasing by $3.9 million. That decrease in the bank's average interest-earning assets was coupled with an 88 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.27% for the three months ended June 30, 2008 to 0.39% for the three months ended June 30, 2009. The decrease in net interest margin also resulted from the average yield on interest-earning assets declining 35 basis points more than the decline in cost on interest-bearing liabilities.

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

         INTEREST INCOME. Interest income for the three months ended June 30, 2009 decreased $951,000 compared to the three months ended June 30, 2008, primarily as a result of a decrease of 112 basis points in the average yield earned on interest earning assets. Declines in those rates were coupled with a $33.3 million decrease in the average balances of outstanding loans and investment securities.

         INTEREST EXPENSE. The $443,000 decrease in interest expense for the three months ended June 30, 2009 compared to the 2008 period was principally the result of a 77 basis point decrease in the cost of funds on average deposits and borrowings. That decrease in the cost of average interest-bearing liabilities was coupled with a $3.9 million decrease in the average amount of deposits and borrowings. The decrease in interest expense on deposits was primarily due to a 94 basis point decrease in rates paid on deposits, primarily due to lower pricing on new and renewed time deposits. That decrease was coupled with a decrease of $3.1 million in average deposits, primarily due to the decrease in NOW and money market and saving deposits. Those decreases were offset by an increase in certificates of deposit originated through a direct deposit certificate listing service which is recognized by the FDIC as not producing deposits classified as broker-originated.

         The decrease in interest expense on borrowings for the three months ended June 30, 2009, when compared to the 2008 period, was principally the result of a $799,000 decrease in average borrowings. The components accountable for the decrease of $6,000 in interest expense on borrowings were an $11,000 decrease relating to average volume, offset by a $5,000 increase relating to average cost.


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

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------------------------
                                                      2009                                    2008
                                     ------------------------------------- ------------------------------------------
                                                     INTEREST    AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  81,075     $ 1,087         5.36%    $  82,892       $ 1,351        6.52%
   Consumer loans                        57,902         409         2.83        50,971           595        4.67
   Commercial business loans              8,208         115         5.60        23,362           394        6.75
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total loans                       147,185       1,611         4.38       157,225         2,340        5.95

Investment securities                    26,075         162         2.49        46,838           336        2.87
Mortgage-backed securities               10,054         104         4.14        12,570           152        4.84
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total interest-earning assets     183,314       1,877         4.10       216,633         2,828        5.22
                                                 -----------   -----------               -------------  -------------
Non-earning assets                       24,974                                 10,828
                                     --------------                          -------------
  Total assets                        $ 208,288                              $ 227,461
                                     ==============                          =============

Liabilities and Stockholders'
   Equity:
Interest-bearing liabilities:
   Savings accounts                   $   1,714           2         0.47     $   1,902             4        0.84
   Now and money market accounts         49,483         171         1.38        57,025           363        2.55
   Certificates of deposit              122,764         989         3.22       118,135         1,232        4.17
                                     ----------- -----------   ----------- ------------  -------------  -------------
      Total deposits                    173,961       1,162         2.67       177,062         1,599        3.61

   FHLB advances                         25,000         374         5.98        25,000           374        5.98
   Other borrowings                      11,067         163         5.89        11,866           169        5.70
                                     ----------- -----------   ----------- ------------  -------------  -------------
  Total interest-bearing
   liabilities                          210,028       1,699         3.24       213,928         2,142        4.01
                                                 -----------   -----------               -------------  -------------
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       6,054                                  8,303
Other liabilities                         2,770                                  1,246
                                     --------------                          -------------
  Total liabilities                     218,852                                223,477
Stockholders' equity                    (10,564)                                 3,984
                                     --------------                          -------------
  Total liabilities and
   stockholders' Equity               $ 208,288                              $ 227,461
                                     ==============                          =============

Net interest income                                   $ 178                                  $   686
                                                   ============                           ==============
Interest rate spread                                                0.86%                                   1.21%
                                                              ===============                          ==============
Net interest margin                                                 0.39%                                   1.27%
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

                                                       THREE MONTHS ENDED
                                                    JUNE 30, 2009 COMPARED TO
                                                          JUNE 30, 2008
                                          -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                          -----------------------------------------------
                                                VOLUME           RATE           TOTAL
                                          -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                             $   (30)        $  (234)       $  (264)
Consumer loans                                     81            (267)          (186)
Commercial business loans                        (256)            (23)          (279)
                                          ----------------  -------------- --------------
      Total loans                                (205)           (524)          (729)
Investments                                      (149)            (25)          (174)
Mortgage-backed securities                        (30)            (18)           (48)
                                          ----------------  -------------- --------------
Total interest-earning assets                 $  (384)        $  (567)       $  (951)
                                          ================  ============== ==============

Savings accounts                              $     -         $    (2)       $    (2)
Now and money market accounts                     (48)           (144)          (192)
Certificates of deposit                            48            (291)          (243)
                                          ----------------  -------------- --------------
  Total deposits                                    -            (437)          (437)
FHLB advances                                       -               -              -
Other borrowings                                  (11)              5             (6)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities                (11)           (432)          (443)
                                          ================  ============== ==============
Change in net interest income                 $  (373)        $  (135)       $  (508)
                                          ================  ============== ==============


         PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the bank's loan portfolio and in the general economy. The allowance is based on two basic principles of accounting: (1) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No.114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, the present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

         When loans become non-performing or their ultimate collection is in doubt, our income is adversely affected. Non-performing loans amounted to $6.8 million or 3.30% of total assets at June 30, 2009, a $3.8 million increase from the $3.0 million or 1.47% of total assets at September 30, 2008 and a $4.3 million increase from the $2.5 million or 1.17% of total assets classified as non-performing at June 30, 2008. At June 30, 2009, assets that were classified totaled $8.3 million, of which $1.6 million were classified as special mention, $4.5 million were classified as substandard, $700,000 were classified as doubtful and $1.5 million constituted real estate owned. Real estate owned consists of an apartment project, a single family townhouse and a single family home. The bank is in the process of maintaining and marketing these properties but in view of the current market conditions, we expect a lengthy marketing period. A $286,000 provision for loan losses was recorded during the three months ended June 30, 2009, compared to a provision of $322,000 during the three months ended June 30, 2008. Credit quality at the bank remains a concern, with a ratio of non-performing assets to total assets of 3.26%, and with significant classified and past-due loans. Those factors, combined with expected credit exposure growth and deteriorating economic conditions, may result in an increase in the provision for loan losses in future periods with a resulting increase in the allowance for loan losses.

         NON-INTEREST INCOME. Non-interest income decreased $21,000 during the three months ended June 30, 2009, over the comparable three months one year ago. That decrease was distributed over various non-interest income categories with the primary contributors being a decrease in gain on derivatives coupled with a decline in service fees on deposits.

         The following table presents a comparison of the components of non-interest income.

                                                                                           Difference
                                                                               ------------------------------------
Three Months Ended June 30,                           2009          2008           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $  34         $  30             $   4              13.33%
   Service fees on deposits                              87            97               (10)            (10.31)
   Gain on derivatives                                   12            26               (14)            (53.85)
   Other operating income                                 4             5                (1)            (20.00)
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 137         $ 158             $ (21)            (13.29)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $162,000 from $2.2 million for the three months ended June 30, 2008 to $2.3 million for the three months ended June 30 in the current year. The increase was distributed over various non-interest expense categories with the primary contributor being deposit insurance premium and to a lesser extent professional services, compensation and employee benefits, data processing and other real estate owned. The increase in deposit insurance premium resulted primarily from a special assessment on insured institutions as part of efforts to rebuild the Deposit Insurance Fund. Those increases in non-interest expense were partially offset by decreases of $32,000 in the bank's occupancy, furniture, fixtures and equipment and other operating expense.

         The following table presents a comparison of the components of non-interest expense.

                                                                                               Difference
                                                                                    ---------------------------------
Three Months Ended June 30,                                 2009            2008          Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $   849        $   845           $   4           0.47%
   Occupancy                                                  324            333              (9)         (2.70)
   Professional services                                      313            309               4           1.29
   Advertising                                                  3              3               -              -
   Deposit insurance premium                                  303            128             175         136.72
   Furniture, fixtures and equipment                           94            107             (13)        (12.15)
   Data processing                                            204            201               3           1.49
   Provision for loss on real estate owned                      -              -               -              -
   Other real estate owned expense                              8              -               8         100.00
   Other operating expense                                    214            224             (10)         (4.46)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 2,312        $ 2,150           $ 162           7.53%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. Due to our operating losses, we did not record a provision for income taxes for the three months ended June 30, 2009 or 2008. However, the bank reduced its net deferred tax asset by $1.7 million for the fiscal year ended September 30, 2008, as a result of increasing the allowance on the deferred tax asset during the period. In addition the Office of Thrift Supervision issued a Cease and Desist Order mandating a 6% core capital ratio and a 12% total risk-based capital ratio. With the reduction in the bank's capital level, and higher capital requirements, the bank has had to lower its earning asset growth. That in turn, negatively impacts expected future earnings and required the reduction in the carrying value of its deferred tax asset. The company believes that, in the event that a merger or infusion of capital is not consummated, it will need to generate future taxable income through branch sales to assure utilization of a portion of the existing net operating losses.

          COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                         JUNE 30, 2009 AND JUNE 30, 2008

Net Income. For the nine months ended June 30, 2009, the company had a net loss of $6.3 million or $2.07 per diluted share, compared to a net loss of $7.5 million or $2.47 per diluted share for the nine months ended June 30, 2008. The $1.2 million decrease in the net loss over the comparable period one-year ago was primarily the result of decreases in the provision for loan losses, non-interest expense and provision for income taxes and was offset in part by decreases in net interest income and non-interest income. The provision for income taxes of $880,000 during the nine months ended June 30, 2008 is the result of increasing the allowance on the deferred tax asset with no like provision during the current period. The ongoing net losses reported in the company's Annual Report on Form 10-K for the year ended September 30, 2008 and for this nine month period, remain a constant problem for management because the loan production needed to maintain the retail branch network has not been attained, and the bank has been managing its assets and liabilities in an effort to achieve well capitalized status. Because of the bank's loans to one borrower limit and the issuance of a Cease and Desist Order effective April 25, 2008, by the Office of Thrift Supervision, the bank cannot expand its commercial loan portfolio or maintain a consistent level of outstanding loans to larger customers. Those factors have caused and will cause earning assets to decline, impacting earnings. Further, margin pressure from the yield curve also presents a challenging environment in which to seek to increase our net interest margin. In addition, our ability to return to profitability will significantly depend on the stabilization and subsequent successful resolution of the non-performing assets in our loan portfolio and other real estate owned, and the successful execution of our revised business strategies, the timing and certainty of which cannot be predicted. No assurance can be given that we will be successful in such efforts.

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

         The following table presents a comparison of the components of interest income and expense and net interest income.

                                                                                                Difference
Net interest income from continuing operations                                        -------------------------------
Nine Months Ended June 30,                              2009              2008           Amount            %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Interest income:
   Loans                                               $ 5,419           $ 8,147       $ (2,728)         (33.48)%
   Investments                                             992             1,983           (991)         (49.97)
---------------------------------------------------------------------------------------------------------------------
Total                                                    6,411            10,130         (3,719)         (36.71)
---------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                              3,942             5,490         (1,548)         (28.20)
   Borrowings                                            1,620             1,655            (35)          (2.11)
---------------------------------------------------------------------------------------------------------------------
Total                                                    5,562             7,145         (1,583)         (22.16)
---------------------------------------------------------------------------------------------------------------------
Net interest income                                    $   849           $ 2,985       $ (2,136)         (71.56)%
=====================================================================================================================

        The decrease in net interest income during the nine months ended June 30, 2009, resulted primarily from a $32.0 million decrease in the bank's interest-earning assets coupled with average interest-earning assets declining by $26.0 million more than the decline in average interest-bearing liabilities. That decrease was coupled with a 119 basis point decrease in net interest margin (net interest income divided by average interest-earning assets) from 1.78% for the nine months ended June 30, 2008 to 0.59% for the nine months ended June 30, 2009. The decrease in net interest margin also reflected the decline in the average yield on interest-earning assets by 71 basis points more than the decline in cost on interest-bearing liabilities.

         INTEREST INCOME. Interest income for the nine months ended June 30, 2009 decreased $3.7 million compared to the nine months ended June 30, 2008, primarily as a result of a $32.0 million decrease in the average balances of outstanding loans and investment securities. The decreases in those balances were coupled with a decrease of 158 basis points in the average yield earned on interest earning assets.

         INTEREST EXPENSE. The $1.6 million decrease in interest expense for the nine months ended June 30, 2009 when compared to the 2008 period was principally the result of a $6.0 million decrease in the average amount of deposits and borrowings. That decrease in the average interest-bearing liabilities was coupled with an 87 basis point decrease in the cost of funds on average deposits and borrowings. The decrease in interest expense on deposits was primarily due to a 106 basis point decrease in rates paid on deposits resulting from lower pricing on new and renewed time deposits. The decline in the rate paid on deposits was coupled with a decrease of $5.4 million in average deposits, primarily due to a reduction in retail certificates of deposit, money funds and now accounts. Those reductions were offset by certificates of deposit originated through a direct deposit certificate listing service which is recognized by the FDIC as not producing deposits classified as broker-originated.

         The decrease in interest expense on borrowings for the nine months ended June 30, 2009, when compared to the 2008 period, was principally the result of a $599,000 decrease in average borrowed funds coupled with a 3 basis point decrease in the cost of borrowed funds. The components accountable for the decrease of $35,000 in interest expense on borrowings were a $26,000 decrease relating to average volume coupled with a $9,000 decrease relating to average cost.

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

                                                           FOR THE NINE MONTHS ENDED JUNE 30,
                                     --------------------------------------------------------------------------------
                                                      2009                                    2008
                                     ------------------------------------- ------------------------------------------
                                                    INTEREST     AVERAGE                    INTEREST      AVERAGE
                                        AVERAGE      INCOME/      YIELD/      AVERAGE       INCOME/        YIELD/
                                        BALANCE      EXPENSE      RATE        BALANCE       EXPENSE        RATE
                                     ------------------------------------- ------------------------------------------
ASSETS:                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Real estate loans                  $  81,171     $ 3,550         5.83%    $  84,973       $ 4,299        6.75%
   Consumer loans                        56,252       1,342         3.18        51,073         2,289        5.98
   Commercial business loans             10,371         527         6.78        29,347         1,559        7.08
                                     ------------  ---------     ---------  ------------   -----------   ----------
      Total loans                       147,794       5,419         4.89       165,393         8,147        6.57

Investment securities                    33,618         640         2.54        43,936         1,429        4.34
Mortgage-backed securities               10,299         352         4.56        14,369           554        5.14
                                     ------------  ---------     ---------  ------------   -----------   ----------
      Total interest-earning assets     191,711       6,411         4.46       223,698        10,130        6.04
                                                   ---------     ---------                 -----------   ----------
Non-earning assets                       21,095                                 11,132
                                     --------------                          -------------
  Total assets                        $ 212,806                              $ 234,830
                                     ==============                          =============

LIABILITIES AND STOCKHOLDERS'
   EQUITY:
Interest-bearing liabilities:
   Savings accounts                   $   1,715           8         0.62     $   1,972            13        0.88
   Now and money market accounts         49,101         696         1.89        55,569         1,213        2.91
   Certificates of deposit              123,581       3,238         3.49       122,290         4,264        4.65
                                     ------------  ---------     ---------  ------------   -----------   ----------
      Total deposits                    174,397       3,942         3.01       179,831         5,490        4.07

   FHLB advances                         25,308       1,126         5.93        25,449         1,142        5.98
   Other borrowings                      11,244         494         5.86        11,702           513        5.85
                                     ------------  ---------     ---------  ------------   -----------   ----------
  Total interest-bearing
    liabilities                         210,949       5,562         3.52       216,982         7,145        4.39
                                                   ---------     ---------                 -----------   ----------
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits       6,927                                  8,798
Other liabilities                         2,239                                  1,978
                                     --------------                          -------------
  Total liabilities                     220,115                                227,758
Stockholders' equity                     (7,309)                                 7,072
                                     --------------                          -------------
  Total liabilities and
   stockholders' Equity               $ 212,806                              $ 234,830
                                     ==============                          =============
Net interest income                                 $   849                                  $ 2,985
                                                   ============                           ==============
Interest rate spread                                                0.94%                                   1.65%
                                                              ===============                          ==============
Net interest margin                                                 0.59%                                   1.78%
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

                                                        NINE MONTHS ENDED
                                                    JUNE 30, 2009 COMPARED TO
                                                          JUNE 30, 2008
                                         -----------------------------------------------
                                                     CHANGE ATTRIBUTABLE TO
                                         -----------------------------------------------
                                               VOLUME            RATE          TOTAL
                                         -----------------------------------------------
                                                          (IN THOUSANDS)
Real estate loans                            $   (192)       $   (557)      $   (749)
Consumer loans                                    232          (1,179)          (947)
Commercial business loans                      (1,008)            (24)        (1,032)
                                          ----------------  -------------- --------------
      Total loans                                (968)         (1,760)        (2,728)
Investments                                      (336)           (453)          (789)
Mortgage-backed securities                       (157)            (45)          (202)
                                          ----------------  -------------- --------------
Total interest-earning assets                $ (1,461)       $ (2,258)      $ (3,719)
                                          ================  ============== ==============

Savings accounts                             $     (2)       $     (3)      $     (5)
Now and money market accounts                    (141)           (376)          (517)
Certificates of deposit                            45          (1,071)        (1,026)
                                          ----------------  -------------- --------------
  Total deposits                                  (98)         (1,450)        (1,548)
FHLB advances                                      (6)            (10)           (16)
Other borrowings                                  (20)              1            (19)
                                          ----------------  -------------- --------------
Total interest-bearing liabilities               (124)         (1,459)        (1,583)
                                          ================  ============== ==============
Change in net interest income                $ (1,337)       $   (799)      $ (2,136)
                                          ================  ============== ==============

         NON-INTEREST INCOME. Non-interest income decreased $31,000 during the nine months ended June 30, 2009, over the comparable nine month period one year ago. That decrease was primarily the result of a $36,000 decrease in service fees on deposits and a $14,000 increase in losses on derivatives.

         The following table presents a comparison of the components of non-interest income.

                                                                                             Difference
Non-interest income from continuing operations                                 ------------------------------------
Nine Months Ended June 30,                            2009          2008           Amount                %
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest income:
   Service fees on loans                              $ 114         $ 103             $  11            10.68%
   Service fees on deposits                             262           298               (36)          (12.08)
   Gain (loss) on derivatives                           (16)           (2)              (14)         (700.00)
   Other operating income                                31            23                 8            34.78
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                       $ 391         $ 422             $ (31)           (7.35)%
===================================================================================================================

         NON-INTEREST EXPENSE. Non-interest expense decreased $343,000 from $6.9 million for the nine months ended June 30, 2008 to $6.5 million for the nine months ended June 30 in the current year. That decrease was primarily the result of a decrease of $384,000 in professional services and a $188,000 decrease in compensation and employee benefits. Those decreases were partially offset by increases totaling $301,000 in deposit insurance premium, other real estate owned expense and provision for loss on real estate owned. The decrease in professional services resulted from the bank having to recognize all professional services related to the proposed merger with Summit during the nine months ended June 30, 2008 with no similar charge during the current period. The increase in deposit insurance premium resulted from a special assessment on insured institutions as part of efforts to rebuild the Deposit Insurance Fund.

         The following table presents a comparison of the components of non-interest expense.

                                                                                               Difference
Non-interest expense from continuing operations                                     ---------------------------------
Nine Months Ended June 30,                                 2009            2008         Amount             %
---------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Non-interest expense:
   Compensation and employee benefits                     $ 2,494        $ 2,676          $ (182)         (6.80)%
   Occupancy                                                  981            987              (6)         (0.61)
   Professional services                                      784          1,168            (384)        (32.88)
   Advertising                                                 15             31             (16)        (51.61)
   Deposit insurance premium                                  555            392             163          41.58
   Furniture, fixtures and equipment                          287            321             (34)        (10.59)
   Data processing                                            639            636               3           0.47
   Provision for loss on real estate owned                     61              -              61         100.00
  Other real estate owned expense                              77              -              77         100.00
   Other operating expense                                    655            680             (25)         (3.68)
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                $ 6,548        $ 6,891          $ (343)         (4.98)%
=====================================================================================================================

         INCOME TAXES. The company files a consolidated federal income tax return with its subsidiaries and computes its income tax provision or benefit on a consolidated basis. We did not record a provision for current income taxes for the nine months ended June 30, 2009 and 2008 due to our operating losses. However the bank reduced its net deferred tax asset by $880,000 for the nine months ended June 30, 2008, as a result of the reduction in capital because the provision for loan losses recorded during the year and yearly operating losses that have occurred and are continuing to occur as the bank delays implementation of a stand alone strategy. In addition the OTS issued an order mandating a 6% core capital ratio and a 12% total risk-based capital ratio. With the reduction in the capital levels, and higher capital requirements, the bank has had to lower its earning asset growth. That, in turn, negatively impacts expected future earnings and requires a reduction of the company's deferred tax asset.

Contractual Obligations and Off-Balance Sheet Financing Arrangements

         The following table summarizes the bank's contractual obligations at June 30, 2009 and the effect those obligations are expected to have on the bank's liquidity and cash flows in future periods.

-----------------------------------------------------------------------------------------------------------------
                                                    Less Than One    Two - Three    Four - Five     After Five
                                        Total            Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In thousands)
FHLB Advances (1)                      $ 25,000        $ 25,000         $     -       $     -        $      -
Reverse repurchase agreements             2,334           2,334               -             -               -
Subordinated debt securities (2)         25,982             655           1,310         1,310          22,707
Operating leases                          2,958           1,140           1,073           574             171
-----------------------------------------------------------------------------------------------------------------
     Total obligations                 $ 56,274        $ 29,129         $ 2,383       $ 1,884        $ 22,878
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
                                         Total           Year           Years          Years          Years
-----------------------------------------------------------------------------------------------------------------
(In Thousands)

Certificate of deposit maturities (1)   $ 118,473     $ 106,956         $ 8,505       $ 2,919            $ 93
Loan originations                           1,949         1,949               -             -               -
Unfunded lines of credit (2)               85,641        85,641               -             -               -
Standby letters of credit                     100           100               -             -               -
-----------------------------------------------------------------------------------------------------------------
     Total                              $ 206,163     $ 194,646         $ 8,505       $ 2,919            $ 93
=================================================================================================================

(1) The company expects to retain maturing deposits or replace amounts maturing with comparable certificates of deposit based on current market interest rates.
(2) Revolving, open-end loans on one-four dwelling units and commercial lines that mostly remain unfunded. The committed amount of these lines total $84.8 million.

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

         The bank's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of those assets are dependent on the bank's operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents, interest bearing deposits and securities available-for-sale totaled $50.9 million or 24.86% of total assets.

        The primary investing activities of the bank are the origination of consumer loans, residential one- to four-family loans, commercial business loans, commercial real estate loans, and real estate construction and development loans and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related securities and other investment securities. Under the Cease and Desist Order, the bank requires the prior approval of the Regional Director or of the OTS to make commercial business loans, commercial real estate loans, and real estate construction and development loans. During the nine months ended June 30, 2009, the bank's loan originations totaled $25.9 million. The bank did not purchase any United States Treasury or agency securities, mortgage-backed or mortgage related securities or other investment securities during the nine months ended June 30, 2009. All of our investment securities are classified as either available for sale or held to maturity and for the period ended June 30, 2009 were considered temporarily impaired. The market value of our investment portfolio is obtained from various third party brokerage firms and we believe our filing fairly quantifies the value of those securities. The investments are debt securities that pay principal and interest monthly to maturity at such time principal is repaid. The fluctuation in value of our portfolio is primarily the result of changes in market rates rather than due to the credit quality of the issuer. The estimated market value is based upon quoted prices for identical instruments traded in active markets and upon quoted prices for similar instruments or assets in active markets, quoted prices for identical or similar instruments or assets in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. The unrealized loss in the bank's investment portfolio totaled $5.3 million at June 30, 2009.

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

         With respect to the company's investment in corporate debt securities, although the market value has been less than cost for more than 12 months and there has been a decline in price, that decline has occurred primarily over the past year due to changes in the market which has limited the demand for these securities and reduced their liquidity. The corporate debt securities we hold had not experienced a credit default as of June 30, 2009, are currently rated investment grade and continue to make the required interest payments on a timely basis.

         The company's investment in pooled trust preferred securities is primarily in issues of other banks, bank holding companies and insurance companies which we currently hold in our portfolio in the form of asset-backed securities. The decline in value of those securities has occurred primarily over the past year due to changes in the market which has limited the demand for those securities and reduced their liquidity. While some of those issuers have reported weaker financial performance since our acquisition of those securities, in management's opinion they continue to possess more than acceptable credit risk. The securities are currently rated investment grade and continue to make required interest payments on a timely basis. Our review of the tranches in which the company is invested indicates that we have sufficient collateral support before causing a loss of principal or a break in yield. We monitor the actual default rates and interest deferrals for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment, and determined that the company's investment in pooled trust preferred securities was temporarily impaired as of June 30, 2009.

         The bank has other sources of liquidity if a need for additional funds arises. At June 30, 2009, the bank had $25.0 million in advances outstanding from the FHLB and had an additional overall borrowing capacity from the FHLB of $4.0 million. Depending on market conditions, the pricing of deposit products and the pricing of FHLB advances, the bank may continue to rely on FHLB borrowings to fund asset growth.

         At June 30, 2009, the bank had commitments to fund loans of $1.7 million, unused outstanding lines of credit of $85.6 million, consisting primarily of equity lines of credit, unused standby letters of credit of $100,000 and undisbursed proceeds of construction loans of $279,000. Unfunded lines of credit have remained relatively constant and have actually decreased by $10.6 million during the nine months ended June 30, 2009. The bank anticipates that it will have sufficient funds available to meet its current loan originations and commitments.

         Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2009, totaled $107.0 million. Based upon experience, management believes the majority of maturing deposits will remain with the bank. In addition, management of the bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of those deposits are not retained by the bank, the bank would be able to utilize FHLB advances and reverse repurchase agreements to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such borrowings exceeds the average rate paid on deposits of similar duration.

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

         Through the use of those derivative instruments, management attempts to reduce or offset increases in interest expense related to deposits and borrowings. We use interest rate caps and pay-fixed interest rate swaps to protect against rising interest rates.

         The interest rate caps are designed to provide an additional layer of protection, should interest rates on deposits and borrowings rise, by effectively lengthening the re-pricing period. At June 30, 2009, we held an aggregate notional value of $20 million of interest rate caps. None of the interest rate caps had strike rates that were in effect at June 30, 2009, as current LIBOR rates were below the strike rate.

         We are also striving to increase the proportion of transaction deposits to total deposits to diminish our exposure to adverse changes in interest rates. In particular, non-interest-bearing checking accounts and custodial accounts are less sensitive to interest rate fluctuations and provide a growing source of non-interest income through deposit and other retail banking fees.

         The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

                                        Net Portfolio Value                   Net Portfolio Value as % of
                                       (Dollars in thousands)                  Portfolio Value of Assets
                           ----------------------------------------------- ----------------------------------

Basic Point ("bp")
Change in Rates               $Amount         $Change         % Change        NPV Ratio        Change (bp)
-------------------------- -------------- ----------------- -------------- ----------------  ----------------
    +300                        3,060            -1,613         -35%             1.47%             -73bp
    +200                        3,669            -1,005         -21%             1.75%             -45bp
    +100                        4,394              -279          -6%             2.08%             -12bp
    0                           4,673                             -              2.20%               -
    -100                        5,332              +658         +14%             2.51%             +31bp

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

ITEM 4T.  CONTROLS AND PROCEDURES.

         An evaluation of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2009, was carried out under the supervision and with the participation of the company's Chief Executive Officer, Chief Financial Officer and several other members of the company's senior management. The company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the company in the reports it files or submits under the Act is: (i) accumulated and communicated to the company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         The Cease and Desist Order, as amended, requires the bank to have and maintain a minimum Tier I Core Capital ratio of 6% and a minimum Total Risk-Based Capital ratio of 12% at December 31, 2008. To date, in the current economic environment, the bank has not been able to raise sufficient additional capital to comply with the capital requirements of the Cease and Desist Order. Without a waiver by the Office of Thrift Supervision or amendment or modification of the Cease and Desist Order, the bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the bank's business activities), or place the bank in conservatorship or receivership. If the bank is placed in conservatorship or receivership, it is highly likely that such action would lead to a complete loss of all value of the company's ownership interest in the bank. The bank is currently significantly undercapitalized. Further restrictions could be placed on the bank if it were determined that the bank was critically undercapitalized, with increasingly greater restrictions being imposed as any level of undercapitalization increased.

         As previously disclosed and discussed herein the company has entered into an agreement with MidAtlantic pursuant to which MidAtlantic would acquire the company. We cannot assure you that our efforts will be successful and, as a result of the circumstances described above and in the other Risk Factors herein, there is substantial doubt concerning the ability of the company and the bank to continue as going concerns for a reasonable period of time.

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

OUR INCREASED EMPHASIS ON COMMERCIAL AND CONSTRUCTION LENDING MAY EXPOSE US TO INCREASED LENDING RISKS.

         At June 30, 2009, our loan portfolio consisted of $34.5 million, or 23.37% of commercial real estate loans, $7.2 million, or 4.85% of construction and land development loans and $6.5 million, or 4.44% of commercial business loans. Those types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Under the Cease and Desist Order, the bank can only make commercial real estate loans, commercial loans, construction loans and land development loans with the prior approval of the Regional Director of the Office of Thrift Supervision.

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


                              Date: August 13, 2009